Form 10-Q
period 1995-06-30
THREE FIVE SYSTEMS INC
filed 1995-08-14
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1995
                                          -------------

                         Commission File Number 1-4373
                                                ------

                            THREE-FIVE SYSTEMS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      86-0654102
 -------------------                              -------------------
(State or other jurisdiction of                       I.R.S. Employer
incorporation or organization)                     Identification Number

   1600 North Desert Drive, Tempe, Arizona              85281
   ----------------------------------------            -------
   (Address of principal executive offices)           (Zip Code)

                                 (602)389-8600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X           NO
     -----            -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                           OUTSTANDING AS OF June 30, 1995
-----                                           -------------------------------

Common                                                     7,709,004
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED June 30, 1995
                               TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Balance Sheets-
                June 30, 1995 and December 31, 1994...........................

           Consolidated Statements of Income-
                Three Months and Six Months
                Ended June 30, 1995 and 1994 .................................

           Consolidated Statements of Cash Flows-
                Six Months Ended June 30, 1995 and 1994 ......................

           Notes to Consolidated Financial Statements ........................

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION .............................


                          PART II - OTHER INFORMATION

ITEM 4   SUBMIS8IONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.................

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.....................................

SIGNATURES ...................................................................

                            THREE-FIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        JUNE 30,    DECEMBER 31,
                                                           1995         1994
                                                      ----------    ------------
                                                       (Unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $   10,206      $   27,136
  Accounts receivable, net                                11,123           8,721
  Inventories, net                                        12,673           9,657
  Deferred tax asset                                       1,048           1,048
  Other current assets                                       892             478
                                                      ----------      ----------
       Total current assets                               35,942          47,040

PROPERTY, PLANT AND EQUIPMENT, net                        25,660           8,791

ASSETS HELD FOR SALE                                        --               240

COST IN EXCESS OF NET ASSETS ACQUIRED, net                   189             209
                                                      ----------      ----------
                                                      $   61,791      $   56,280
                                                      ==========      ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 7,003         $ 5,088
  Accrued liabilities                                        931           2,598
  Current maturities of long-term debt                        -               26
  Current taxes payable                                      991           1,690
                                                      ----------      ----------
       Total current liabilities                           8,925           9,402
                                                      ----------      ----------
LONG-TERM DEBT, net of current maturities                     -              156
                                                      ----------      ----------
DEFERRED TAX LIABILITY                                       161             161
                                                      ----------      ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                           -               -
  Common stock                                                77              77
  Additional paid-in capital                              32,065          32,052
  Retained earnings                                       20,563          14,430
  Cumulative translation adjustment                         --                 2
                                                      ----------      ----------
       Total stockholders' equity                         52,705          46,561
                                                      ----------      ----------
                                                      $   61,791      $   56,280
                                                      ==========      ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (in thousands, except share amounts)


                                                         THREE MONTHS                   SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                  ------------------------      ------------------------
                                                       1995          1994            1995          1994
                                                       ----          ----            ----          ----
NET SALES                                         $   22,105    $   21,247      $   46,588    $   37,668
                                                  ----------    ----------      ----------    ----------
COSTS AND EXPENSES:

     Cost of sales                                    16,138        13,802          33,720        25,350
     Selling, general and administrative               1,213         1,288           2,485         2,660
     Research and development                            401           373             806           640
                                                  ----------    ----------      ----------    ----------
                                                      17,752        15,463          37,011        28,650
                                                  ----------    ----------      ----------    ----------
         Operating income                              4,353         5,784           9,577         9,018


OTHER INCOME (EXPENSE):
  Interest income, net                                   279           265             621           256
  Other, net                                              27           (62)            (15)          (91)
                                                  ----------    ----------      ----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES               4,659         5,987          10,183         9,183
         Provision for income taxes                    1,840         2,502           4,050         3,722
                                                  ----------    ----------      ----------    ----------
NET INCOME                                        $    2,819    $    3,485      $    6,133    $    5,461
                                                  ==========    ==========      ==========    ==========
EARNINGS PER COMMON SHARE AND COMMON
SHARE EQUIVALENT                                  $     0.35   $      0.43     $      0.76   $      0.71
                                                  ==========    ==========      ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING                                        8,094,207     8,095,000       8,088,704     7,686,556
                                                  ==========    ==========      ==========    ==========



The accompanying notes are an integral part of these consolidated statements.


                            THREE-FIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)



                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            ----------------

                                                             1995        1994
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  6,133     $  5,461
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
        Depreciation and amortization                          929          466
        Provision (reduction) of accounts
         receivable valuation reserves                        (224)         181
        Provision of inventory valuation reserves              369          588
        (Gain) loss on disposal of assets                      (35)           3
  Change in assets and liabilities:
        Increase in accounts receivable                     (2,178)      (2,734)
        Increase in inventories                             (3,385)      (2,811)
        Increase in other assets                              (414)        (371)
        Increase in accounts payable
         and accrued liabilities                               248        4,243
        Increase (decrease) in taxes payable, net             (699)       2,188
                                                          --------     --------
           Net cash provided by
             operating activities                              744        7,214
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                (17,778)      (1,799)
  Proceeds from sale of plant and equipment                    275            2
                                                          --------     --------
           Net cash used for investing activities          (17,503)      (1,797)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under notes payable to banks                  -              6
  Principal payments on and
    retirement of long-term debt                              (182)         (12)
  Stock options exercised                                       13           20
  Proceeds from sale of common stock, net                      -         23,261
                                                          --------     --------
           Net cash provided by (used for)
              financing activities                            (169)      23,275
                                                          --------     --------
Effect of exchange rate changes
  on cash and cash equivalents                                  (2)           9
                                                          --------     --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (16,930)      28,701
CASH AND CASH EQUIVALENTS,
  beginning of period                                       27,136          781
                                                          --------     --------
CASH AND CASH EQUIVALENTS,
  end of period                                           $ 10,206     $ 29,482
                                                          ========     ========



The accompanying notes are an integral part of these consolidated statements.

ITEM 1.

            Three-Five Systems, Inc. and Subsidiaries Notes to Consolidated
            ---------------------------------------------------------------
            Financial Statements
            --------------------

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six-month periods ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1995. These financial statements should be read in conjunction with the Company's December 31, 1994 financial statements and accompanying notes thereto.

Note B - Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents assumed outstanding during the three and six-month periods. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

Note C -     Inventories consist of the following at:

                                 June 30, 1995         December 31, 1994
                                 -------------         -----------------
                                 (Unaudited)
                                             (in thousands)
Raw Materials                      $ 8,754                 $ 6,926
Work-In-Progress                     1,476                     697
Finished Goods                       2,443                   2,034
                                     -----                   -----
                                   $12,673                 $ 9,657
                                    ======                   =====


Note D -     Property, plant and equipment consist of the following at:


                                 June 30, 1995         December 31, 1994
                                 -------------         -----------------
                                  (Unaudited)
                                             (in thousands)
Furniture and
equipment                          $24,045                 $10,056
Construction-in-
process                              5,615                   1,825
                                     -----                   -----
                                    29,660                  11,881

Less-accumulated
depreciation                        (4,000)                 (3,090)
                                   -------                 -------
                                   $25,660                 $ 8,791
                                    ======                   =====



ITEM 2.  Management's  Discussion  and  Analysis  of Results of  Operations  and
         -----------------------------------------------------------------------
         Financial Condition
         -------------------

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994
-----------------------------------------------------------------------------

Results of Operations

         Net sales were $22,105,000 for the quarter ended June 30, 1995, an increase of 4.0% compared with net sales of $21,247,000 for the quarter ended June 30, 1994. The sales increase resulted primarily from higher order rates from a major wireless communications customer for existing as well as new product programs.

         Cost of sales, as a percentage of net sales, increased to 73.0% for the quarter ended June 30, 1995 as compared with 65.0% for the quarter ended June 30, 1994. This increase was primarily due to product mix.

         Selling, general and administrative expenses decreased to $1,213,000 for the quarter ended June 30, 1995 from $1,288,000 for the quarter ended June 30, 1994. The 5.8% decrease resulted primarily from lower bonus accruals. Selling, general and administrative expenses decreased as a percentage of net sales to 5.5% for the quarter ended June 30, 1995 from 6.1% for the quarter ended June 30, 1994, primarily as a result of increased sales and a continued emphasis on cost containment.

         Research and development expenditures totaled $401,000, or 1.8% of net sales, for the quarter ended June 30, 1995 as compared with $373,000, or 1.8% of net sales, for the quarter ended June 30, 1994. The increase in research and development expenditures represented in-house development efforts related to the LCD laboratory located in Tempe, Arizona.

         Interest income (net) for the quarter ended June 30, 1995 was $279,000, an increase from interest income (net) of $265,000 for the quarter ended June 30, 1994. The interest income was the result of investing the unexpended net proceeds from the Company's public offering in March 1994, as well as excess cash generated from operations. Other income (net) increased to $27,000 for the quarter ended June 30, 1995 from other expense (net) of $62,000 for the quarter ended June 30, 1994. The increase was due to an increase in foreign currency exchange gains, a decrease in expenses related to the closed Eastern design center and a gain on the sale of the Eastern design center in the quarter ended June 30, 1995.

         The provision for income taxes decreased to $1,840,000 for the quarter ended June 30, 1995 from $2,502,000 in the quarter ended June 30, 1994. This resulted primarily from lower pre-tax income.

         Net income decreased to $2,819,000, or $0.35 per share, for the quarter ended June 30, 1995 from $3,485,000, or $0.43 per share, in the quarter ended June 30, 1994.

Six Months ended June 30, 1995 Compared to Six Months Ended June 30, 1994
-------------------------------------------------------------------------

         Net sales were $46,588,000 for the six months ended June 30, 1995, an increase of 23.7% compared with net sales of $37,668,000 for the six months ended June 30, 1994. The sales increase resulted primarily from higher order rates from a major wireless communications customer for existing as well as new products.

         Cost of sales, as a percentage of sales, increased to 72.4% for the six months ended June 30, 1995 as compared with 67.3% for the six months ended June 30, 1994. This increase was primarily due to product mix.

         Selling, general and administrative expenses decreased to $2,485,000 for the six months ended June 30, 1995 from $2,660,000 for the six months ended June 30, 1994. The 6.6% decrease resulted primarily from decreased legal expenses and lower bonus accruals. Selling, general and administrative expenses decreased as a percentage of net sales to 5.3% for the six months ended June 30, 1995 from 7.1% for the six months ended June 30, 1994, primarily as a result of increased sales and a continued emphasis on cost containment.

         Research and development expenditures totaled $806,000, or 1.7% of net sales, for the six months ended June 30, 1995 as compared with $640,000, or 1.7% of net sales, for the six months ended June 30, 1994. The increase in research and development expenditures represented in-house development efforts related to the LCD laboratory located in Tempe, Arizona.

         Interest income (net) for the six months ended June 30, 1995 was $621,000, an increase from interest income (net) of $256,000 for the six months ended June 30, 1994. The interest income was the result of investing the unexpended net proceeds from the Company's public offering in March 1994, as well as excess cash generated from operations. Other expense (net) decreased to $15,000 for the six months ended June 30, 1995 from $91,000 for the six months ended June 30, 1994. The decrease was due to a decrease in foreign currency exchange losses, decrease in the expenses related to the closed Eastern design center and a gain from the sale of the Eastern design center.

         The provision for income taxes increased to $4,050,000 for the six months ended June 30, 1995 from $3,722,000 in the six months ended June 30, 1994. This resulted primarily from higher pre-tax income.

         Net income increased to $6,133,000, or $0.76 per share, for the six months ended June 30, 1995 from $5,461,000, or $0.71 per share, in the six months ended June 30, 1994.


Liquidity and Capital Resources

         During the six months ended June 30, 1995, the Company generated $744,000 in cash flow from operations as compared with $7,214,000 during the same period in 1994. The decrease in cash flow from operations was pricipally due to the Company's purchase of significant amounts of materials for products whose production was delayed and the Company's inability to defer current income tax payments in 1995 as was available under the applicable tax regulations for 1994. The Company's working capital decreased to $27,017,000 at June 30, 1995 from $37,638,000 at December 31, 1994, primarily as a result of payments related to the Company's new facility in Tempe, Arizona. The Company's current ratio at June 30, 1995 was 4.0-to-1 as compared with a current ratio of 5.0-to-1 at December 31, 1994.

         In June 1995, the Company entered into a new $5,000,000 unsecured revolving line of credit, which matures May 31, 1997, with its primary lender First Interstate Bank of Arizona. The new unsecured revolving line of credit replaces the $5,000,000 revolving line of credit entered into during 1994. No borrowings were outstanding under this new credit facility at June 30, 1995. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate or as LIBOR Rate Advances which bear interest at 1.50% in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable and inventories of Three-Five Systems Limited. Advances are based on 70% of eligible accounts receivable, as defined, and 30% of inventory, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 2.0%. Management renewed the United Kingdom credit facility for a one-year term ending April 1, 1996. Three-Five Systems Limited had no borrowings outstanding under this line of credit at June 30, 1995.

         During the six months ended June 30, 1995, the Company repaid $182,000 of long-term debt with cash flow from operations.

         Capital expenditures during the six months ended June 30, 1995 were approximately $17,778,000, as compared with $1,799,000 during the same period in 1994. Expenditures for the six months ended June 30, 1995 consisted primarily of progress payments on its new manufacturing and headquarters facility in Tempe, Arizona as well as equipment for its operations. Expenditures for the six months ended June 30, 1994 consisted primarily of manufacturing equipment for the Company's manufacturing facility in Manila, the Philippines. The new design, manufacturing, and corporate headquarters facility containing approximately
97,000 square feet has been completed at an expected cost of approximately $10,350,000, of which $5,220,000 in progress payments had been made through June 30, 1995. Expenditures during 1995 to equip the new facility are expected to be approximately $14,900,000 of which $12,900,000 had been expended as of June 30, 1995.

         The Company believes that its capital, together with loan commitments described above, anticipated cash flows from operations, and the unexpended net proceeds of its public offering in March 1994, provide adequate sources to fund operations in the near term. The Company anticipates that any additional cash requirements as the result of operations or capital expenditures will be financed through cash from operations or by borrowing from the Company's primary lender.

Effects of Inflation and Foreign Currency Exchange Fluctuations:

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company has entered and from time to time will enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.


                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company's Annual Meeting of Stockholders was held on April 26, 1995. All of the nominees were elected to the Company's Board of Directors as set forth in the Proxy Statement as follows:

         Nominees                   Votes in Favor    Against        Abstain
         --------                   --------------    -------        -------
         David R. Buchanan          6,392,872          19,832         4,410
         David C. Malmberg          6,392,372          20,332         4,410
         Burton E. McGillivray      6,394,222          18,482         4,410
         Jeffrey A. Wilson          6,390,512          22,192         4,410

         The following item were also voted upon by the Stockholders:

Also voted upon by the Stockholders was the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1995.

              Votes in Favor             Opposed                 Abstain
              --------------             -------                 -------
                 6,392,965                7,127                   17,022



ITEM 6.       Exhibits and Reports on Form 8-K


              (a) EXHIBIT 11: Statement Re:  Computation of Per Share Earnings.


              (b) Reports on Form 8-K: None

                                   SIGNATURES




              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THREE-FIVE SYSTEMS, INC.
                                  (Registrant)



Dated: August 14, 1995               By  /s/ Randal L. Buness
      ----------------                   ---------------------------------------
                                         Randal L. Buness

                                     Its Vice President Finance & Administration
                                         ---------------------------------------
                                         Chief Financial Officer


                                     By  /s/ David R. Buchanan
                                         ---------------------------------------
                                         David R. Buchanan

                                     Its President, Chairman
                                         ---------------------------------------
                                         (Chief Executive Officer)