Form 10-Q
period 1995-09-30
THREE FIVE SYSTEMS INC
filed 1995-10-20
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1995
                                        ------------------

                         Commission File Number 1-4373
                                                ------

                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    86-0654102
      -------------------------------                        ----------
      (State or other jurisdiction of                       I.R.S. Employer
      incorporation or organization)                      Identification Number

      1600 North Desert Drive, Tempe, Arizona                   85281
      ------------------------------------------                -----
      (Address of principal executive offices)                (Zip Code)

                                 (602)389-8600
                                 -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    ----       ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF September 30, 1995
-----                                       ------------------------------------

Common                                                   7,724,545
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                               TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS:

              Consolidated Balance Sheets-
                     September 30, 1995 and December 31, 1994...................

              Consolidated Statements of Income-
                     Three Months and Nine Months Ended
                     September 30, 1995 and 1994................................

              Consolidated Statements of Cash Flows-
                     Nine Months Ended September 30, 1995 and 1994..............

              Notes to Consolidated Financial Statements........................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION.............................


                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................

SIGNATURES......................................................................

                            THREE-FIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1995             1994
                                                                   -------------     ------------
                                                                    (Unaudited)
                             ASSETS
                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $         2,129   $       27,136
  Accounts receivable, net                                                12,281            8,721
  Inventories, net                                                        15,549            9,657
  Deferred tax asset                                                       1,048            1,048
  Other current assets                                                     1,028              478
                                                                 ---------------   --------------
       Total current assets                                               32,035           47,040

PROPERTY, PLANT AND EQUIPMENT, net                                        33,387            8,791

ASSETS HELD FOR SALE                                                           -              240

COST IN EXCESS OF NET ASSETS ACQUIRED, net                                   179              209
                                                                 ---------------   --------------

                                                                 $        65,601   $       56,280
                                                                 ===============   ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                               $         9,841   $        5,088
  Accrued liabilities                                                      1,051            2,598
  Current maturities of long-term debt                                         -               26
  Current taxes payable                                                      444            1,690
                                                                 ---------------   --------------

       Total current liabilities                                          11,336            9,402
                                                                 ---------------   --------------

LONG-TERM DEBT, net of current maturities                                      -              156
                                                                 ---------------   --------------

DEFERRED TAX LIABILITY                                                       161              161
                                                                 ---------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                                              -                -
  Common stock                                                                77               77
  Additional paid-in capital                                              32,081           32,052
  Retained earnings                                                       21,946           14,430
  Cumulative translation adjustment                                            -                2
                                                                 ---------------   --------------

       Total stockholders' equity                                         54,104           46,561
                                                                 ---------------   --------------

                                                                 $        65,601   $       56,280
                                                                 ===============   ==============

The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (in thousands, except share amounts)

                                                THREE MONTHS                 NINE MONTHS
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                              -------------------         -------------------
                                               1995         1994           1995         1994
                                               ----         ----           ----         ----
NET SALES                                  $   24,217   $   23,669      $  70,805   $   61,337
                                           ----------   ----------      ---------   ----------
COSTS AND EXPENSES:
     Cost of sales                             19,790       16,752         53,510       42,102
     Selling, general and administrative        1,419        1,170          3,904        3,830
     Research and development                     770          310          1,576          950
                                           ----------   ----------      ---------   ----------
                                               21,979       18,232         58,990       46,882
                                           ----------   ----------      ---------   ----------


         Operating income                       2,238        5,437         11,815       14,455


OTHER INCOME (EXPENSE):
  Interest income, net                            120          298            741          554
  Other, net                                      (14)         (33)           (29)        (124)
                                           ----------   ----------      ---------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES        2,344        5,702         12,527       14,885
         Provision for income taxes               961        2,306          5,011        6,028
                                           ----------   ----------      ---------   ----------

NET INCOME                                 $    1,383   $    3,396     $    7,516   $    8,857
                                           ==========   ==========      =========   ==========

EARNINGS PER COMMON SHARE AND COMMON
SHARE EQUIVALENT                           $     0.17   $     0.42     $     0.93   $     1.13
                                           ==========   ==========     ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING                                 8,088,318    8,099,436      8,086,454    7,811,758
                                           ==========   ==========     ==========   ==========




The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)



                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                      -----------------

                                                                    1995               1994
                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  7,516           $  8,857
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                               1,553                793
        Provision (reduction) of accounts
          receivable valuation reserves                               (61)               307
        Provision of inventory valuation reserves                   1,076                830
        Gain on disposal of assets                                    (38)                 -
  Change in assets and liabilities:
        Increase in accounts receivable                            (3,499)            (3,241)
        Increase in inventories                                    (6,968)            (6,571)
        Increase in other assets                                     (550)              (406)
        Increase in accounts payable and accrued liabilities        3,206              6,302
        Increase (decrease) in taxes payable, net                  (1,246)             1,858
                                                                 --------           --------
        Net cash provided by operating activities                     989              8,729
                                                                 --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                       (26,119)            (3,911)
  Proceeds from sale of plant and equipment                           278                  5
                                                                 --------           --------
        Net cash used in investing activities                     (25,841)            (3,906)
                                                                 --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from notes payable to banks                              -                  7
  Principal payments on and retirement of long-term debt             (182)               (18)
  Stock options exercised                                              29                 61
  Proceeds from sale of common stock, net                               -             23,260
                                                                 --------           --------

        Net cash provided by (used in) financing activities          (153)            23,310
                                                                 --------           --------
Effect of exchange rate changes on cash and cash equivalents           (2)                10
                                                                 --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (25,007)            28,143
CASH AND CASH EQUIVALENTS, beginning of period                     27,136                781
                                                                 --------           --------

CASH AND CASH EQUIVALENTS, end of period                         $  2,129           $ 28,924
                                                                 ========           ========




The accompanying notes are an integral part of these consolidated statements.

            Three-Five  Systems,  Inc. and  Subsidiaries  Notes to  Consolidated
            --------------------------------------------------------------------
            Financial Statements
            --------------------

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1995. These financial statements should be read in conjunction with the Company's December 31, 1994 financial statements and accompanying notes thereto.

Note B - Earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents assumed outstanding during the three and nine-month periods. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

Note C -    Inventories consist of the following at:


                                    September 30, 1995        December 31, 1994
                                    ------------------        -----------------
                                       (Unaudited)
                                                 (in thousands)

            Raw Materials               $ 11,627                   $ 6,926
            Work-In-Progress               1,423                       697
            Finished Goods                 2,499                     2,034
                                        --------                   -------
                                        $ 15,549                   $ 9,657
                                        ========                   =======



Note D - Property, plant and equipment consist of the following at:


                                    September 30, 1995        December 31, 1994
                                    ------------------        -----------------
                                       (Unaudited)
                                                 (in thousands)

            Property, plant, and
            equipment                   $37,994                    $10,056
            Construction-in-process           -                      1,825
                                        -------                    -------
                                         37,994                     11,881

            Less-accumulated
            depreciation                 (4,607)                    (3,090)
                                        -------                    -------
                                        $33,387                    $ 8,791
                                        =======                    =======

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Three Months Ended  September 30, 1995 Compared to Three Months Ended
---------------------------------------------------------------------
September 30, 1994
------------------

Results of Operations

         Net sales were $24,217,000 for the quarter ended September 30, 1995, an increase of 2.3% compared with net sales of $23,669,000 for the quarter ended September 30, 1994. The sales increase resulted primarily from new product programs as well as higher order rates from an existing major wireless communications customer. The rate of sales growth has decreased significantly from the comparable period of 1994 due primarily to the Company's inability to bring two new major programs into production during the quarter as well as the loss of sales from other older programs that were being phased out of production.

         Cost of sales, as a percentage of net sales, increased to 81.7% for the quarter ended September 30, 1995 as compared with 70.8% for the quarter ended September 30, 1994. This increase was primarily due to manufacturing inefficiencies from design delays, new program introductions, and product mix.

         Selling, general and administrative expenses increased to $1,419,000 for the quarter ended September 30, 1995 from $1,170,000 for the quarter ended September 30, 1994. The 21.3% increase resulted primarily from expenses related to expanding the Company's sales force. Selling, general and administrative expenses increased as a percentage of net sales to 5.9% for the quarter ended September 30, 1995 from 4.9% for the quarter ended September 30, 1994.

         Research and development expenditures totaled $770,000, or 3.2% of net sales, for the quarter ended September 30, 1995 as compared with $310,000, or 1.3% of net sales, for the quarter ended September 30, 1994. The increase in research and development expenditures represented in-house development efforts related to the LCD laboratory and high-volume manufacturing line located in Tempe, Arizona.

         Interest income (net) for the quarter ended September 30, 1995 was $120,000, a decrease from $298,000 for the quarter ended September 30, 1994. The decrease in interest income was the result of investing lower average cash balances during the quarter. Other expense (net) decreased to $14,000 for the quarter ended September 30, 1995 from $33,000 for the quarter ended September 30, 1994. The decrease was due to a decrease in foreign currency exchange losses and a decrease in expenses related to the closed Eastern design center.

         The provision for income taxes decreased to $961,000 (41% effective rate) for the quarter ended September 30, 1995 from $2,306,000 (40% effective rate) in the quarter ended September 30, 1994. This resulted primarily from lower pre-tax income.

         Net income decreased to $1,383,000, or $0.17 per share, for the quarter ended September 30, 1995 from $3,396,000, or $0.42 per share, in the quarter ended September 30, 1994.


Nine Months ended September 30, 1995 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1994
------------------


         Net sales were $70,805,000 for the nine months ended September 30, 1995, an increase of 15.4% compared to net sales of $61,337,000 for the nine months ended September 30, 1994. The sales increase resulted primarily from higher order rates from a major wireless communications customer for existing as well as new products. The rate of sales growth has decreased significantly from the comparable period of 1994 due primarily to the Company's inability to bring two new major programs into production during the period as well as the loss of sales from other older programs that were being phased out of production.

         Cost of sales, as a percentage of sales, increased to 75.6% for the nine months ended September 30, 1995 as compared to 68.6% for the nine months ended September 30, 1994. This increase was primarily due to manufacturing inefficiencies from design delays, new program introductions, and product mix.

         Selling, general and administrative expenses increased to $3,904,000 for the nine months ended September 30, 1995 from $3,830,000 for the nine months ended September 30, 1994. The 1.9% increase resulted primarily from expenses related to expanding the sales force offset by decreased legal expenses and lower bonus accruals. Selling, general and administrative expenses decreased as a percentage of net sales to 5.5% for the nine months ended September 30, 1995 from 6.2% for the nine months ended September 30, 1994, primarily as a result of increased sales and a continued emphasis on cost containment.

         Research and development expenditures totaled $1,576,000, or 2.2% of net sales, for the nine months ended September 30, 1995 as compared with $950,000, or 1.5% of net sales, for the nine months ended September 30, 1994. The increase in research and development expenditures represented in-house development efforts related to the LCD laboratory and high-volume manufacturing line located in Tempe, Arizona.

         Interest income (net) for the nine months ended September 30, 1995 was $741,000, an increase from $554,000 for the nine months ended September 30, 1994. The increase in interest income was the result of investing higher average cash balances during the period. Other expense (net) decreased to $29,000 for the nine months ended September 30, 1995 from $124,000 for the nine months ended September 30, 1994. The decrease was due to a decrease in foreign currency exchange losses, decrease in the expenses related to the closed Eastern design center and a gain from the sale of the Eastern design center.

         The provision for income taxes  decreased to $5,011,000  (40% effective rate) for the nine months ended September 30, 1995 from $6,028,000 (40% effective rate) in the nine months ended September 30, 1994. This resulted primarily from lower pre-tax income.

         Net income decreased to $7,516,000, or $0.93 per share, for the nine months ended September 30, 1995 from $8,857,000, or $1.13 per share, in the nine months ended September 30, 1994.


Liquidity and Capital Resources

         During the nine months ended September 30, 1995, the Company generated $989,000 in cash flow from operations as compared with $8,729,000 during the same period in 1994. The decrease in cash flow from operations was principally due to the Company's purchase of significant amounts of materials for products whose production was delayed and the Company's inability to defer current income tax payments in 1995 as was possible under the applicable tax regulations for 1994. The Company's working capital decreased to $20,699,000 at September 30, 1995 from $37,638,000 at December 31, 1994, primarily as a result of payments related to the Company's new facility in Tempe, Arizona. The Company's current ratio at September 30, 1995 was 2.8-to-1 as compared with a current ratio of 5.0-to-1 at December 31, 1994.

         In June 1995, the Company entered into a new $5,000,000 unsecured revolving line of credit, which matures May 31, 1997, with its primary lender First Interstate Bank of Arizona. The new unsecured revolving line of credit replaces the $5,000,000 revolving line of credit entered into during 1994. No borrowings were outstanding under this new credit facility at September 30, 1995. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate or as LIBOR Rate Advances which bear interest at 1.50% in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable and inventories of Three-Five Systems Limited. Advances are based on 70% of eligible accounts receivable, as defined, and 30% of inventory, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 2.0%. Management renewed the United Kingdom credit facility for a one-year term ending April 1, 1996. Three-Five Systems Limited had no borrowings outstanding under this line of credit at September 30, 1995.

         During the nine months ended September 30, 1995, the Company repaid $182,000 of long-term debt with cash flow from operations.

         Capital expenditures during the nine months ended September 30, 1995 were approximately $26,119,000, as compared with $3,911,000 during the same period in 1994. For the nine months ended September 30, 1995, approximately $23,000,000 was used to complete the construction of and to facilitize the Company's new Tempe, Arizona facility and automated high-volume LCD manufacturing line. Additionally, over $3,500,000 of new manufacturing equipment was placed in service at the Company's high-volume facility in Manila, the Philippines. Expenditures for the nine months ended September 30, 1994 consisted primarily of manufacturing equipment for the Company's manufacturing facility in Manila, the Philippines.

         The Company believes that its capital, together with loan commitments described above and anticipated cash flows from operations, provide adequate sources to fund operations in the near term. The Company anticipates that any additional cash requirements as the result of operations or capital expenditures will be financed by borrowing from the Company's primary lender.

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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) EXHIBIT 11: Statement Re:  Computation of Per Share Earnings.

         (b) EXHIBIT 27: Financial Data Schedule

         (c) Reports on Form 8-K: None

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THREE-FIVE SYSTEMS, INC.
                                  (Registrant)



Dated: October 20, 1995            By /S/ Randal L. Buness
       ----------------               ----------------------------
                                            Randal L. Buness

                                   Its Vice President Finance & Administration
                                   -------------------------------------------
                                   Chief Financial Officer