Form 10-K405
period 1995-12-31
THREE FIVE SYSTEMS INC
filed 1996-03-13
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
                 Annual Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                       fiscal year ended December 31, 1995

                          Commission File Number 1-4373

                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                    (Name of Issuer Specified in Its Charter)

          Delaware                                                86-0654102
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

1600 North Desert Drive, Tempe, Arizona                                 85281
---------------------------------------                                 -----
(Address of Principal Executive Offices)                             (Zip Code)

                                 (602) 389-8600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------

Common Stock, Par Value $.01 Per Share              New York Stock Exchange
--------------------------------------              -----------------------

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                    Yes  [X]      No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State issuer's revenues for its most recent fiscal year.  $91,585,000

         As of March 5, 1996, the aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which stock was sold as of such date in the stock market as reported on the New York Stock Exchange, was $115,303,557. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

         As of March 5, 1996, there were 7,736,345 shares of the issuer's Common Stock outstanding.

         Documents   incorporated   by  reference:   Portions  of  the  issuer's
definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            THREE-FIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                TABLE OF CONTENTS



                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS....................................1
ITEM  2.  DESCRIPTION OF PROPERTY...................................15
ITEM  3.  LEGAL PROCEEDINGS.........................................15
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS.......................................15

                                     PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.......................................16
ITEM  6.  SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION
          AND ANALYSIS..............................................17
ITEM  7.  FINANCIAL STATEMENTS......................................22
ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.......................22

                                    PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT.......................................22
ITEM  10. EXECUTIVE COMPENSATION....................................22
ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.....................................22
ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............22

                                     PART IV

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K..........................22

SIGNATURES..........................................................24

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

         The Company designs and manufactures a wide range of user interface devices for operational control and informational display functions required in the end products of original equipment manufacturers ("OEMs"). Most of the Company's sales consist of custom devices developed in close collaboration with its customers. Devices designed and manufactured by the Company find application in cellular telephones and other wireless communication devices as well as in medical equipment, office automation equipment, industrial process controls, instrumentation, consumer electronic products, automotive equipment, and industrial and military control products. The Company currently specializes in liquid crystal display ("LCD") and light emitting diode ("LED") components and technology in providing its design and manufacturing services for its customers. The Company markets its services primarily in North America, Europe, and Asia through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network.

         The Company has experienced substantial growth over the last three years with net sales increasing from $38.0 million in 1993 to $91.6 million in 1995 and net income increasing from $5.1 million in 1993 to $8.4 million in 1995 as the Company has participated in the substantial growth in the wireless communications market. As a result of its growing operations, in 1995 the
Company completed the construction of a new facility in Tempe, Arizona, to consolidate its U.S. design, manufacturing, research, development, engineering, marketing, and corporate operations and to house one of the largest LCD glass production facilities in North America which, when fully operational, will enable the Company to produce a substantial portion of its LCD glass requirements.

         The Company believes that it is positioned to continue its growth as a result of its strength in designing, prototyping, and producing, on a timely and cost-efficient basis, a wide range of innovative, distinctive, and high-quality user interface devices required in the end products of OEMs. The Company's design processes utilize advanced computer-aided design software to provide custom solutions for customers' products in time frames and on cost-bases that it believes are substantially shorter and lower priced than industry norms. The Company utilizes flexible manufacturing systems that can accommodate low-volume production runs or highly sophisticated applications in Arizona and high-volume, price sensitive runs in Manila, the Philippines.

         The Company maintains its principal executive offices at 1600 North Desert Drive, Tempe, Arizona 85281, and its telephone number is (602) 389-8600. Unless the context indicates otherwise, all references to the "Company" refer to Three-Five Systems, Inc., its subsidiaries and predecessors.

Technology

         Since the commercial introduction of the first light emitting diodes in the 1960s and twisted nematic liquid crystal displays in the 1970s, the use of LCD and LED indicators has become widespread in industrial and consumer electronic products. Prior to these innovations, the most common displays or indicators had substantial limitations as to their use, especially in terms of size and life. LCD and LED technologies were developed in order to overcome these limitations.

         An LCD modifies light that passes through it rather than emitting light like an LED. An LCD generally consists of a layer of liquid crystals suspended between two glass plates. The crystal aligns itself in a predictable manner when stimulated electrically. This alignment produces a visual representation when used in conjunction with a polarizer and either natural or artificial ambient light.
         An LED chip produces light as the result of the application of direct current at a low voltage. Different wavelengths (colors) can be produced in a product depending upon the manufacturing process and the dopant (impurity) added to the gallium arsenide or gallium phosphide wafer that makes up the chip. These wavelengths are classified as visible or non-visible. In the visible range, LED chips produce red, yellow, and green colors.

In the non-visible range (infrared), the Company's devices utilize 880 nanometer wavelength or 940 nanometer wavelength chips.

Industry Overview

         The Company has benefitted from the determination by certain OEMs in the electronics industry to outsource the design and production of certain components included in their end products. The Company believes that the following factors have contributed to this growing trend among OEMs:

         o As technology has become increasingly sophisticated and complex, it has become more difficult for even the leading OEMs to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components necessary for their products.

         o Advanced design and manufacturing procedures require increasingly greater investments for research and development, personnel, and equipment.

         o Competitive market conditions require OEMs to reduce the period of time from product conception to delivery, to differentiate their products from those of their competitors, to improve user friendliness, and continually to enhance product performance and reduce product cost during the life cycle of the product.

         OEMs often design their products to contain user interface devices (including those relating to operational control and informational display) as a low-cost but highly effective means of differentiating their products from competing products. OEMs then face the choice of whether to use standard devices, to design and produce the devices in-house, or to outsource with a third party for design and production. In making this decision, companies often recognize that their greatest strengths consist of consumer recognition of brand names, market research and product development expertise, and highly developed sales and distribution channels. OEMs also recognize that the desired devices often cannot be obtained "off-the-shelf" and that time constraints and limitations on available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture the desired devices. OEMs often conclude that the logical solution is to focus their resources on those areas (such as marketing and distribution) where they possess the greatest leverage and to outsource the production of devices and components in which they lack the requisite technology and expertise.

         Outsourcing enables OEMs to obtain the following desired benefits:

         o To gain access to specialized design and manufacturing technology and expertise.

         o To   accelerate   the  design   process  and  to  reduce  design  and
           manufacturing   costs  by  utilizing   the   specialized   personnel,
           equipment, and facilities of the supplier.

         o To  reduce  their  own  investment  in  personnel,   equipment,   and
           facilities   necessary   for   specialized   design  and   production
           capabilities.

         o To streamline their own operations by concentrating their resources on the design, production, and distribution of their core products.

         By eliminating the duplication and overlap of investment and resources, outsourcing permits the OEMs and the Company to work together and grow at a faster rate than would otherwise be possible. Outsourcing greatly reduces the Company's need to devote time and resources on market development for specific products and allows the Company to concentrate on the development of its technology and its application to a multitude of products.

Products and Services

         The Company currently emphasizes custom designed user interface devices for operational control and informational display functions, but also designs and produces standard or "off-the-shelf" devices. The Company believes that custom devices represent the source of its greatest profits and growth potential. For each custom device, the Company works directly with its customer to develop and produce the original design and to manufacture the device in accordance with the customer's specifications. Standard devices involve designs that are adaptable to various fixed end uses without modification.

         The Company pursues a strategy designed to enable it to enhance its position as a major, worldwide supplier of custom-designed and manufactured user interface devices for products of leading OEMs in various high growth industries. The Company attempts to identify industries that present the greatest long-term potential for growth at any given time. The Company seeks to establish strong and long-lasting customer relationships by aligning its prospects with those of its customers and by seeking to make its engineering and production staff seamless extensions of the product design and production departments of its customers. The Company engages in a careful customer selection process because it recognizes that its own growth and development will be closely aligned with the growth and development of the customers it serves. Current targeted industries include the areas of cellular telephones and other wireless communications, office automation, medical devices, and industrial process controls.

Custom Devices

         LCD and LED custom displays currently account for approximately 94 percent of the Company's revenue. A manufacturer of a complete system or product requiring a specific type of visual display (such as a cellular telephone, medical instrument, business machine, or hand-held data collection device) represents a typical buyer for a custom device.

         The Company has developed a sophisticated design process to meet the specific needs of its customers' applications. Each design project normally involves a team of Company engineers who are assigned to a customer program. The team consults with the customer's engineers throughout the design phase, prototype development, and manufacturing process. The Company continues to supply engineering support after the design solution has been developed and integrated into the manufacturing process.

Standard Devices

         Standard devices encompass a wide variety of LCD and LED devices having varied applications. "Visible" LCD and LED standard devices include (i) solid state lamps used for indicators, status lights, on-board circuit monitors, and instrumentation; (ii) single and dual digit displays and multi-digit numerical displays used for calculators, industrial controls, data terminals, instrumentation timers, hand-held instruments, event counters, and PCB diagnostics; (iii) integrated displays (with on-board integrated circuit drivers) and alpha numeric displays used for hand-held terminals, minicomputers, telecommunications, and instrumentation word processors; (iv) bar graph displays used for power meters in stereo systems, Ham and CB radio meters, VU meters in tape recorders, process control meters and replacements for edge meters; (v) multi-digit numeric displays used for industrial controls, data terminals, test equipment, point of sale, mini-computer readout, and home consumer applications; and (vi) clock modules used for clock radio timers, alarm clocks, desk clocks, auto, marine and aviation clocks, portable instruments, and time/temperature displays.

         Standard infrared devices include (a) infrared emitters and silicon detectors used for TV remote controls, disk drives, tape drives, printers, encoders, solid state relays, photoelectric controls, slotted switches, reflective switches, intrusion alarms, touch screens, wireless data entry and positioning sensors; and (b) optocouplers used for AC power controls, DC power controls, solid state relays, logic to power interfaces and power supplies.

Manufacturing Services

         The Company has geographically organized its manufacturing capabilities in a manner that optimizes the combination of technology and human resources. This enables the Company to compete solely on the basis of cost, if necessary, with suppliers of similar products and services throughout the world. Advanced manufacturing techniques include surface mount technologies, chip-on-board, chip-on-flex, flip-chip, tape automated bonding, and sophisticated testing systems throughout the process. The Company maintains at each of its facilities quality systems and processes that meet or exceed the demanding standards set by leading OEMs in targeted industries.

         The Company seeks to increase its value to its customers by providing responsive, flexible, total manufacturing services. To date, manufacturing services have been concentrated toward the manufacture of LCDs and assembly of Company-designed user interface module assemblies. However, the Company has recognized an increased demand for extended manufacturing services beyond these core services. These services may include adding additional components, such as a keypad, microphone, card reader, product housing, or non-display electronic sub-assembly, or the turn-key manufacture of a complete OEM product. The Company intends to pursue these extended manufacturing opportunities when it can perform such services at acceptable margins.

Manufacturing Facilities

         The Company currently conducts manufacturing operations in Tempe, Arizona and in Manila, the Philippines. The Company completed the construction of its new principal U.S. facility in March 1995. See "Description of Property" contained in Item 2 of this Report. The Arizona facility houses a Class 1000 "clean room" and LCD fabrication and prototyping operation. The Company utilizes the facility primarily to conduct LCD research and development, to produce prototype and pre-production runs of devices for customer approval, to conduct full production runs of low-volume devices, and to develop advanced manufacturing processes that can be applied in Manila during full-scale production. In addition, the facility has one of the largest LCD glass production capacities in North America which, when fully operational, will permit the Company to reduce its dependence on foreign suppliers for LCD glass. Facility personnel includes a team of experts ranging from LCD research scientists to specialized engineers with backgrounds in electronics, mechanics, chemistry, physics, and manufacturing. The Company maintains a complete array of state-of-the-art testing and quality control equipment at the facility.

         The Company is a party to an agreement (the "Sub-Assembly Agreement") with Technology Electronic Assembly and Management Pacific Corporation ("TEAM"), pursuant to which TEAM manufactures, assembles, and tests user interface devices for the Company at a facility owned by TEAM located in Manila, the Philippines. TEAM manufactures, assembles, and tests devices designed by the Company pursuant to procedures set forth in the Sub-Assembly Agreement in accordance with specifications supplied by the Company. The Company owns the manufacturing, assembling, and testing equipment (including automated die attach and wire bond equipment with automatic pattern recognition features for die and wire placement for LED die) as well as the processes and documentation used by TEAM at the Manila facilities. See "Description of Property" contained in Item 2 of this Report. Pursuant to the Sub-Assembly Agreement, the Company supplies all direct materials to TEAM that are necessary to meet forecasted production levels specified by the Company. The Company pays TEAM for the sub-assembly of the Company's devices based upon a negotiated hourly rate. The Company also employs professional personnel, including an Operations Manager, with a support staff consisting of manufacturing, quality, and process engineers, and logistics personnel at the Manila facility.

         The Sub-Assembly Agreement between the Company and TEAM was renewed on February 22, 1995 and extends through December 31, 1999 and from year to year thereafter. The Sub-Assembly Agreement requires minimum production levels to be maintained. The termination of the Sub-Assembly Agreement or the inability of TEAM to fulfill its requirements under the Sub-Assembly Agreement would require the Company to acquire additional manufacturing facilities or to contract for additional manufacturing services. The Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. These circumstances could affect the Company's ability to obtain products pursuant to the Sub-

Assembly Agreement, although there has not been any material interruption of operations to date. The termination of or the inability of the Company to obtain products pursuant to the Sub-Assembly Agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company. See "Special Considerations - Manufacturing Operations in the Philippines" contained in Item 1 of this Report.

         The Company has implemented an aggressive quality control program. The program is based upon Statistical Process Control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. Product life testing is performed to help ensure long-term product reliability. The results of life tests are analyzed and actions taken to refine the manufacturing process or enhance the product design.

         The Company engages in a continuing equipment acquisition program at both the Arizona and Philippine manufacturing locations. In 1995, the Company placed in service approximately $13.6 million of manufacturing equipment in Arizona and approximately $4.9 million in the Philippines.

Sales and Marketing

         The Company markets its services primarily in North America, Europe, and Asia through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network. This network includes two franchised distributors in approximately 71 sales offices. A staff of in-house, Arizona-based sales and marketing personnel directs and aids the franchised distributors. The Company also has sales engineers in Arlington Heights, Illinois, Southfield, Michigan, and Norcross, Georgia.

         The Company's sales to customers in Europe represented approximately 73 percent of net sales in 1995. The Company distributes products in Europe through a network of distributors, augmented in some regions by marketing representatives. This network receives support from the marketing, customer service, and support staff employed by the Company's subsidiary, Three-Five Systems Limited, located in Swindon, England. The European staff and network of distributors provide marketing, consulting, and product design locally for customers throughout Western Europe.

Customers

         The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of a fast growing industries. As a result, the Company generally derives its revenue from services provided to a limited number of customers. The Company's largest customer is Motorola, Inc. ("Motorola"). Sales to Motorola are made through eleven buyers operating in five separate product divisions. The Company currently designs and manufactures user interface devices used in approximately 40 individual product programs for Motorola. During 1995, the five largest of these programs accounted for 19.4 percent, 9.3 percent, 8.4 percent, 5.2 percent, and 4.7 percent, respectively, of the Company's total revenue, and the remaining product programs in the aggregate accounted for approximately 33.5 percent of the Company's total revenue. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1995. See "Special Considerations -Substantial Reliance on Certain Customers" contained in Item I of this Report.

Backlog

         As of December 31, 1995, the Company had a backlog of orders of approximately $21.3 million, all of which orders are believed to be firm and all of which are expected to be filled during fiscal 1996. The backlog of orders at December 31, 1994 was approximately $20.5 million. The Company's business has not been seasonal to date.

Patents and Trademarks

         The  Company's   business  does  not  depend  on  patent  or  trademark
protection.

Raw Materials

         The principal raw materials used in producing the Company's displays consist of gallium arsenide and gallium phosphorous wafers and die, LCD glass, driver die, circuit boards, molded plastic parts, lead frames, wire, chips, and packaging materials. The Company believes that there are alternative sources of supplies for most of these materials. Many of such materials, however, must be obtained from foreign suppliers which subjects the Company to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. The Company's suppliers are adequately meeting the requirements of the Company. The Company's ability to produce a significant percentage of its requirements of LCD glass in its new facility is expected to reduce the Company's dependence on foreign suppliers. See "Special Considerations - Shortage of Raw Materials and Supplies" contained in Item 1 of this Report.

Competition

         The Company believes that Optrex America, Inc., Seiko-Epson, Vikay Industrial Pte. Limited, PCI Limited, and Philips Components B.V. compete with the Company's LCD devices. Hewlett-Packard, Rohm Co., Ltd., LiteOn, Inc., Stanley Electric Company, Ltd., and Quality Technologies Corp. constitute its principal competitors for its LED devices. Most of these competitors are large companies that have greater financial, technical, marketing, manufacturing, and personnel resources than the Company. The revenue, profitability, and success of the Company depend substantially upon its ability to compete with other providers of user interface devices. No assurance can be given that the Company will continue to be able to successfully compete with such organizations.

         The Company currently competes principally on the basis of the technical innovation and performance of its product solutions, including their ease of use and reliability, as well as on their cost, timely design, and manufacturing and delivery schedules. The Company's competitive position could be adversely affected if one or more of its customers, particularly Motorola, determine to design and manufacture their user interface devices internally or secure them from other parties. See "Special Considerations - Competition" contained in Item 1 of this Report.

Research and Development

         The Company conducts an active and ongoing research, development, and engineering program that focuses on developing improved design and manufacturing processes, automating and perfecting design and manufacturing techniques, and improving the overall quality of services that the Company provides. Research and development concentrates on LCD process development, qualifying new materials for high volume LCD manufacturing, testing new liquid crystal mixtures, and quick-turn prototyping. Additionally, the Company focuses on developing advanced manufacturing processes that can be applied during full-scale production.

Environmental Regulation

         The operations of the Company result in the creation of small amounts of hazardous waste, including various epoxies, gases, inks, solvents and other wastes. The amount of hazardous waste produced by the Company may increase in the future depending on changes in the Company's operations. The disposal of hazardous waste has received increasing focus from federal, state, local, and international governments and agencies and has been subject to increasing regulation. See "Special Considerations - Environmental Regulation" contained in
Item 1 of this Report.

         On  January  24,  1991,  the  Company  received  a notice of  potential liability at the Barkhamsted-New Hartford Landfill Site in Barkhamsted, Connecticut from the United States Environmental Protection Agency ("EPA"). Fifty- seven other entities received similar letters. The letter states that the EPA has documented releases of hazardous substances from the site and has listed it on the National Priorities List. The letter also indicates that EPA has spent and is considering spending public funds on actions to investigate and control such releases or threatened releases at the site. Unless EPA reaches an agreement under which a responsible party or parties will properly perform or finance such actions, EPA will itself perform these actions pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and seek reimbursement from the responsible party or parties. On January 9, 1992, the Company received an additional 104(e) questionnaire from the EPA which was completed and submitted during 1992. To the Company's knowledge, no complaint has been filed. No further administrative action against the Company has been taken.

         Some of the 57 other entities notified by the EPA have formed a group to respond to the EPA letter, and so-called special notice letters were subsequently sent to them but not the Company. The Company currently is evaluating its potential liability at the site and whether to participate in any such activities.

         In a separate matter, the Company conducted a clean-up of limited chemical contamination at its former property located in Barkhamsted, Connecticut. The contamination was caused by the previous owner of the property, and not as a result of any of the Company's operations. The Company has contracted with an environmental consulting firm for assistance with the clean-up process and has complied with the requests and recommendations of the Connecticut Environmental Protection Agency throughout the process. The Company believes that the source of the contamination has been removed from the property and that the clean-up is substantially complete as of the date of this Report. Four monitoring wells have been installed to permit periodic chemical analysis to be made at the property. The property was sold on June 25, 1995, subject to the Company making its best efforts to obtain from either the Connecticut or federal Environmental Protection Agency documentation to the effect that the property is clean and that there is no actionable contamination in the vicinity of the property.

Employees

         As of December 31, 1995, the Company employed a total of 174 persons. This number includes 127 full-time and approximately 30 temporary employees at its principal U.S. facility in Tempe, Arizona. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

         TEAM provides the personnel engaged in the assembly of the Company's devices in Manila pursuant to the Sub-Assembly Agreement between the Company and TEAM. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report. As of December 31, 1995, approximately 1,700 persons performed direct and indirect labor operations at the Manila facility through the Sub-Assembly Agreement with TEAM.

Executive Officers

         The following table sets forth information concerning each of the executive officers of the Company:

         Name          Age                        Position
         ----          ---                        --------
David R. Buchanan      63    Chairman of the Board, President, and
                               Chief Executive Officer
David M. Rzasa         44    Executive Vice President and Chief
                               Operating Officer
Randal L. Buness       39    Vice President-Finance and Administration,
                               Chief Financial Officer, Secretary, and Treasurer
Dan J. Schott          56    Vice President-Technology
James F. Bowser        54    Vice President-Sales and Marketing
Vincent C. Hren        45    Vice President-Manufacturing Operations

         David R. Buchanan has been Chairman of the Board, President, Chief Executive Officer, and a Director of the Company since its formation in February 1990. Mr. Buchanan served as Treasurer of the Company from May 1990 until
January 1994 and as Chairman of the Board and Chief Executive Officer, President, and a Director of one of the predecessors of the Company from October 1986, February 1987, and November 1985, respectively, until the predecessor's merger into the Company in May 1990.

         David M. Rzasa has been Executive Vice President and Chief Operating Officer of the Company since September 1995. From 1991 to September 1995, Mr. Rzasa served as President, Executive Vice President, and General Manager of Rosemount Analytical, Inc. ("Rosemount"), a division of Emerson Electric's Fisher-Rosemount instrumentation group. Mr. Rzasa served as General Manager of Rosemount's European operations from 1987 to 1991 and held various other operations and engineering positions with Rosemount from 1979 to 1987.

         Randal L. Buness has been Vice President-Finance and Administration, Chief Financial Officer, Secretary, and Treasurer of the Company since September 1994. Mr. Buness served as Chief Financial Officer, Secretary, and Treasurer of United Medical Network from January 1993 until September 1994. From January 1989 until January 1993, he worked as a self-employed financial consultant. Mr. Buness served as principal and manager with Arthur Young from January 1986 until January 1989 and served as a manager, senior, and staff accountant with Price Waterhouse from July 1979 until January 1986. Mr. Buness is a Certified Public Accountant.

         Dan J. Schott has been Vice President-Technology of the Company since January 1994. From 1988 to January 1994, Mr. Schott was an Associate Director with Honeywell Inc., where his responsibilities included research and development and program management. From 1981 until 1987, he held various engineering positions with Sperry Rand Corp.

         James F. Bowser has been Vice President-Sales and Marketing of the Company since January 1996. Mr. Bowser served as Vice President-Manufacturing Operations of the Company from January 1994 until January 1996, as Director of Marketing and New Product Development of the Company from July 1992 until January 1994, as Vice President of Marketing and New Product Development from January 1992 until July 1992, and as Senior Vice President of Sales and Marketing from August 1990 until January 1992. From January 1985 until August 1990, he held a variety of executive positions with National Computer Systems, Inc.

         Vincent C. Hren has been Vice President-Manufacturing Operations of the Company since January 1996. Mr. Hren served as Vice President-Worldwide Automotive of Graco Inc. from 1994 to 1995. Mr. Hren served as Vice President-Worldwide Operations for Fisher-Rosemount Systems, Inc. from 1993 to 1994, General Manager of Rosemount Analytical, Inc. from 1992 to 1993, and held various management positions with Fisher-Rosemount, Inc. from 1974 to 1992.

                             SPECIAL CONSIDERATIONS

Certain Factors Affecting Operating Results

         The Company's operating results are affected by a wide variety of factors which could adversely impact its net sales and profitability. These factors, many of which are beyond the control of the Company, include the Company's ability to identify industries which have significant growth potential and to establish strong and long- lasting relationships with companies in those industries; its ability to provide significant design and manufacturing services for those companies on a timely and cost-effective basis; its success in maintaining customer satisfaction with the Company's design and manufacturing services; market acceptance of products of its customers incorporating devices designed and manufactured by the Company; the level and timing of orders placed by customers which the Company can complete in a quarter; customer order patterns and seasonality; changes in order mix; the performance and reliability of devices designed and manufactured by the Company; the life cycles of its customers' products; the availability and utilization of manufacturing capacity; fluctuations in manufacturing yield and productivity; the availability and cost of raw materials, equipment, and supplies; the timing of expenditures in anticipation of orders; the cyclical nature of the industries and the markets served by the Company; technological changes; and competition and competitive pressures on prices.

         The Company's ability to increase its design and manufacturing capacity to meet customer demand and maintain satisfactory delivery schedules will be an important factor in its long-term prospects. The Company's product solutions are incorporated into a wide variety of communications, consumer, medical, office automation, and industrial products. A slowdown in demand for products which utilize the Company's devices as a result of economic or other conditions in the United States or worldwide markets served by the Company or other broad based factors would adversely affect the Company's operating results.

Dependence on New Products and Technologies

         The Company operates in fast changing industries. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect the Company's operations unless the Company is able to adapt to the resulting changing conditions. As a result, the Company will be required to expend substantial funds for and commit significant resources to the conduct of continuing research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques.

         The Company's future operating results will depend to a significant extent on its ability to continue to provide design and manufacturing services for new products that compare favorably on the basis of time to introduction, cost, and performance with the design and manufacturing capabilities of OEMs and other third-party suppliers. The success of new design and manufacturing services depends on various factors, including proper customer selection, utilization of advances in technology, innovative development of new solutions for customer products, efficient and cost-effective services, timely completion and delivery of new product solutions, and market acceptance of customers' end products. Because of the complexity of the Company's design and manufacturing services, the Company may experience delays from time to time in completing the design and manufacture of new product solutions. In addition, there can be no assurance that any new product solutions will receive or maintain customer or market acceptance. If the Company were unable to design and manufacture solutions for new products of its customers on a timely and cost-effective basis, its future operating results would be adversely affected. See
"Description of Business - Products and Services" contained in Item 1 of this Report.

Substantial Reliance on Certain Customers

         The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of very fast growing industries. As a result, the Company generally derives its revenue from services provided to a limited number of customers. The Company's largest customer is Motorola. Sales to Motorola are made through eleven buyers operating in five separate product divisions. The Company currently designs and manufactures user interface devices for use in approximately 40 individual product programs for Motorola. During 1995, the five largest of these programs accounted for 19.4 percent, 9.3 percent, 8.4 percent,
5.2 percent, and 4.7 percent, respectively, of the Company's total revenue, and the remaining product programs in the aggregate accounted for approximately 33.5 percent of the Company's total revenue. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1995.
         Although the Company has long-established relationships with many of its customers, the Company does not have long-term supply contracts with any customers. Customers also generally do not commit to long-term production schedules. In addition, customer orders generally can be cancelled and volume levels changed or delayed. The timely replacement of cancelled, delayed, or reduced orders cannot be assured. A decrease in business from any of the Company's major customers, particularly Motorola, would have a material adverse effect on the Company's results of operations.

Manufacturing Operations in the Philippines

         The Company has maintained its primary manufacturing facility in Manila, the Philippines since 1986. TEAM, a third party subcontractor, operates the facility under a subcontract agreement with the Company utilizing equipment, processes, and documentation owned and supervisory personnel employed by the Company. The subcontractor owns the facility, which is located on land it leases from the Philippine government, and provides production personnel. The subcontractor also utilizes the facility to produce products for other entities unrelated to the Company. The subcontract agreement, which was renewed on February 22, 1995, has a current term extending through December 31, 1999 and from year to year thereafter.

         The Company has made cumulative capital investments in the Philippines amounting to approximately $10.3 million through December 31, 1995. The Company's reliance on personnel and facilities in the Philippines and its maintenance of inventories abroad expose the Company to certain economic and political risks, including the business and financial condition of the subcontractor, political instability and expropriation, supply disruption, currency controls, and exchange fluctuations as well as changes in tax laws, tariffs, and freight rates. The Company has not experienced any significant interruptions in its business operations in the Philippines to date despite the fact that the Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. The Company has made advance payments to the subcontractor to assist the subcontractor in meeting its working capital needs while it negotiates new financing arrangements. Advances, net of amounts payable to TEAM, totalled approximately $500,000 at December 31, 1995 and are secured by future payments for subcontracting services to be provided to the Company as well as other assets of the subcontractor. The Company believes that its manufacturing operations in the Philippines constitute one of the Company's most important resources and that it would be difficult for it to replace the low-cost, high-performance facility or the high-quality and hardworking production staff if its manufacturing operations in the Philippines were disrupted or terminated. As a result, the Company's operations would be adversely affected if operations in the Philippines or air transportation with the Philippines were disrupted or terminated, even for a relatively short period of time. See "Description of Business -Manufacturing Facilities" contained in Item I of this Report.

International Trade and Currency Exchange

         Approximately 73 percent of the Company's net sales in 1995 were to international customers. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. The foreign sale of products and the purchase of raw materials and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to sell devices in foreign markets and purchase materials or equipment from foreign suppliers.

         A small portion of the Company's foreign transactions are denominated in currencies other than the U.S. dollar. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company has entered and from time to time will enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

Manufacturing Yields and Capacity

         The design and manufacture of user interface devices are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of the design and production personnel and equipment. As is typical in the industry, the Company from time to time has experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. During the past three fiscal years, the Company has increased its manufacturing productivity, achieved higher manufacturing yields, and reduced design and manufacturing errors, all of which have been positive factors in its operating results. In addition, the Company has instituted procedures to assure its ability to meet delivery schedules to satisfy increased business. The Company's operating results would be adversely affected if it were unable to maintain high levels of productivity or to maintain satisfactory delivery schedules.

         Manufacturing yields and delivery schedules also may be affected as the Company expands its Manila manufacturing capacity. Operating results could be adversely affected if the expansion of the Company's manufacturing capacity is delayed or inefficiently implemented. Other companies in the industry have experienced difficulty in expanding manufacturing capacity, with such difficulty resulting in reduced yields or delays in product deliveries. No assurance can be given that the Company will not experience manufacturing yield or delivery problems in the future. Such problems could materially affect the Company's operating results. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report.

Utilization of New Facility

         The Company made substantial expenditures in constructing and equipping its new facility in Tempe, Arizona during 1995. The Company intends to utilize a significant portion of the facility to produce a substantial portion of its own requirements for LCD glass. The successful utilization of the facility will require the Company (i) to produce LCD glass on a timely and cost-effective basis at quality levels at least equal to the LCD glass available from independent suppliers and (ii) to utilize the LCD glass it produces in devices it designs and manufactures in a manner satisfactory to its customers. No assurance can be given that the Company will not experience problems or delays in implementing or conducting its LCD glass manufacturing operations. Any such problems could result in the lengthening of the Company's delivery schedules, reductions in the quality or performance of the Company's design and manufacturing services, and reduced customer satisfaction. Such problems also could require the Company to purchase its LCD glass requirements from third parties and result in the inability of the Company to recover its investment in the facility.

Management of Growth

         The Company currently is experiencing a period of significant growth. The Company's ability to manage its growth effectively will require it to enhance its operational, financial, and management systems, to expand its facilities and equipment, and to successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate its new LCD glass production facility in Arizona. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's operations.

         The Company may be required to increase staffing and other expenses as well as its expenditures on capital equipment and leasehold improvements in order to meet the anticipated demand of its customers. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. The

Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future orders that do not materialize. Customers also may require rapid increases in design and production services which place an excessive short-term burden on the Company's resources.

Dependence on Key Personnel

         The Company's development and operations to date have been, and its proposed operations will be, substantially dependent on the efforts and abilities of its senior management and technical personnel including David R. Buchanan, who serves as the Chairman of the Board, President, and Chief Executive Officer of the Company. The competition for qualified management and technical personnel is intense. The loss of services of one or more of its key employees or the inability to add key personnel (including those required for its new LCD glass production facility) could have a material adverse effect on the Company. See "Description of Business - Executive Officers" contained in
Item 1 of this Report. The Company does not have an employment agreement with, or key person life insurance covering any officer or employee. The Company, however, maintains noncompetition and nondisclosure agreements with its key personnel.

Possible Volatility of Stock Price

         The market price of the Company's Common Stock increased dramatically during the three-year period ended December 31, 1994, but declined significantly during 1995. See "Price Range of Common Stock" contained in Item 5 of this Report. The trading price of the Company's Common Stock in the future could continue to be subject to wide fluctuations in response to various factors, including quarterly variations in operating results of the Company, actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, general conditions in the electronics industry, worldwide economic and financial conditions, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Competition

         The industries which the Company serves are intensely competitive and have been characterized by price erosion, rapid technological change, and foreign competition. The Company competes with major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. Emerging companies also may increase their participation in the user interface device market. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, performance, reliability, features, ease of use, pricing, and diversity of its product solutions; the quality of its customer services; its ability to address the needs of its customers; its success in designing and manufacturing new product solutions, including those implementing new technologies; the availability of adequate sources of raw materials and other supplies at acceptable prices; its efficiency of production; the rate at which customers incorporate the Company's user interface devices into their own products; product solution introductions by the Company's competitors; the number, nature, and success of its competitors in a given market; and general market and economic conditions. The Company currently competes principally on the basis of the technical innovation and performance of its user interface devices, including their ease of use and reliability, as well as on cost and timely design, manufacturing, and delivery schedules. The Company's competitive position could be adversely affected if one or more of these customers increase their own capacity and decide to design and manufacture their own user interface devices, to use standard devices, or to outsource with a competitor. There is no assurance that the Company will continue to be able to compete successfully in the future. See "Description of Business - Competition" contained in Item 1 of this Report.

Shortage of Raw Materials and Supplies

         The principal raw materials used in producing the Company's product solutions consist of gallium arsenide and gallium phosphorous wafers and die, LCD glass, driver die, circuit boards, molded plastic parts, lead frames, wire, chips, and packaging materials, most of which are acquired from Asian sources. The Company does not have long-term contracts with its suppliers.

         The Company believes that there are alternative sources of supplies for most of these materials. Many of such materials, however, must be obtained from foreign suppliers, which subjects the Company to certain risks, including supply interruptions and currency price fluctuations. Purchasers of these materials, including the Company, experience difficulty from time to time in obtaining such materials. The Company's suppliers currently are adequately meeting the requirements of the Company, and the Company's ability to produce a substantial portion of its own requirements for LCD glass in its new facility is expected to reduce the Company's dependence on foreign suppliers of LCD glass.

The Electronics Industry: Cyclicity and Capital Requirements

         The electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. In addition, the electronics industry has been characterized by cyclicity. The Company has sought to reduce its exposure to industry downturns and cyclicity by providing design and production services for leading companies in rapidly expanding segments of the electronics industry. However, the Company may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. There is no assurance that the Company will continue to experience increased demand.

         To remain competitive, the Company must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be adversely affected if its net sales do not increase sufficiently to offset the increased costs. The Company from time to time may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand the Company's design and production facilities and equipment. The timing and amount of any such capital requirements cannot be predicted at this time. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new customers at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders. See "Management's Discussion and Analysis - Liquidity and Capital Resources" contained in Item 6 of this Report.

Environmental Regulation

         The operations of the Company result in the creation of small amounts of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The Company, therefore, is subject to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in its design and manufacturing processes. The amount of hazardous waste produced by the Company may increase in the future depending on changes in the Company's operations. The failure by the Company to comply with present or future environmental regulations could result in fines being imposed on the Company, suspension of production, or a cessation of operations. Compliance with such regulations could require the Company to acquire costly equipment or to incur other significant expenses. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities.

         In January 1991, the Company received a notice of potential liability respecting a landfill site near the Company's former property in Barkhamsted, Connecticut from the United States Environmental Protection Agency.

In a separate  matter,  the  Company  expended a total of  approximately  $9,500 during 1993, 1994 and 1995 to remove contamination at the Company's former Connecticut property. There can be no assurance that other environmental problems will not be discovered in the future which could subject the Company to future costs or liabilities. See "Description of Business - Environmental Regulation" contained in Item 1 of this Report.

Change in Control Provisions

         The Company's Restated Certificate of Incorporation (the "Restated Certificate") and the Delaware General Corporation Law (the "Delaware GCL") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders. The Restated Certificate also authorizes the Board of Directors, without stockholder approval, to issue one or more series of Preferred Stock which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. The Delaware GCL also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein).

Rights to Acquire Shares

         At December 31, 1995, a total of 6,500 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1994 Automatic Stock Option Plan for Non-employee Directors, at a weighted average exercise price of $27.89 per share. In addition, a total of 220,500 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1993 Stock Option Plan, at a weighted average exercise price of $17.61 per share, and a total of 312,576 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1990 Stock Option Plan at a weighted average exercise price of $.92 per share. During the terms of such options, the holders thereof will have an opportunity to profit from an increase in the market price of Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

Shares Eligible for Future Sale

         Sales of substantial amounts of "restricted securities" (as that term is used in Rule 144 under the Securities Act of 1933, as amended) in the public market could adversely affect prevailing market prices. Of the 7,735,745 shares of Common Stock outstanding on December 31, 1995, approximately 7,712,615 shares were eligible for resale in the public market without restriction, and approximately an additional 23,130 shares were "restricted securities" and were eligible for resale in the public market subject to compliance with Rule 144 under the Securities Act of 1933, as amended.

Dividends

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay cash dividends in the near term. Instead, the Company intends to apply any earnings to the expansion and development of its business. See "Price Range of Common Stock" contained in Item 5 of this Report.

ITEM 2.  DESCRIPTION OF PROPERTY

         During 1995, the Company completed the construction of its new principal facility to house its U.S.-based manufacturing operations; its research, development, engineering, design, and corporate functions; and one of the largest LCD glass manufacturing operations in North America. The facility contains 97,000 square feet of space located on a 5.7 acre site in the Papago Park Center in Tempe, Arizona. The Company entered into a ground lease through December 31, 2069, subject to renewal and purchase options as well as early termination provisions. Costs to construct, furnish, and equip the new facility were approximately $24.0 million, of which payments of $22.2 million were made during 1995.

         The Company leases approximately 3,500 square feet of office space in Swindon, United Kingdom, where it maintains its European administrative and executive offices.

         The Company leases approximately 60,000 square feet of manufacturing space in Manila, the Philippines. Approximately 40,000 square feet is subject to a lease which expires on December 31, 1999 and the remaining 20,000 square feet is subject to a lease which expires on March 1, 1997, with renewal options for two additional years.

ITEM 3.   LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company is a party or to which any of its properties are subject, other than routine litigation incident to the Company's business which is covered by insurance or an indemnity or which are not expected to have a material adverse effect on the Company. It is possible, however, that the Company could incur claims for which it is not insured or that exceed the amount of its insurance coverage.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "TFS" since December 29, 1994. The Company's Common Stock was listed on the American Stock Exchange ("AMEX") from January 28, 1993 through December 28, 1994. The Company's Common Stock was listed on the AMEX Emerging Company Marketplace from March 18, 1992 until January 27, 1993, and on the Nasdaq National Market system from May 1, 1990 until March 17, 1992.

         The following table sets forth the quarterly high and low prices of the Company's Common Stock for the periods indicated, adjusted to reflect the two-for-one split of the Common Stock effected as a stock dividend in May 1994.

                                                        High              Low
                                                        ----              ---
1993:
First Quarter........................................  $  3 7/8       $  1 3/4
Second Quarter.......................................     8              3 7/16
Third Quarter........................................     12 1/16        6 3/8
Fourth Quarter.......................................     17 5/8         10 7/8

1994:
First Quarter........................................  $  30 7/8      $  16 9/16
Second Quarter.......................................     29 15/16       20
Third Quarter........................................     46 1/2         26 1/4
Fourth Quarter.......................................     50             28 3/4

1995:
First Quarter........................................  $  38 3/8      $  20 5/8
Second Quarter.......................................     38 7/8         22 3/8
Third Quarter........................................     36 3/4         24 1/4
Fourth Quarter.......................................     26 1/2         16

         As of December 31, 1995, there were approximately 1,309 holders of record of the Company's Common Stock.

         The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has not paid dividends on its Common Stock and does not anticipate that it will do so in the near term. Furthermore, the Company's line of credit with First Interstate Bank of Arizona, N.A. ("First Interstate") does not permit the payment of dividends without the consent of First Interstate. The payment of dividends in the future will depend on the Company's growth, profitability, financial condition, and other factors which the directors may deem relevant.

ITEM  6.  SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed consolidated financial statements and notes thereto appearing elsewhere herein. The data have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. All share amounts and per share data have been adjusted to reflect the two-for-one split of the Company's Common Stock effected as a stock dividend in May 1994.

                                                                       Year Ended December 31,
                                               --------------------------------------------------------

                                                1995        1994       1993(1)       1992        1991
                                                ----        ----       -------       ----        ----
                                                        (in thousands, except per share amounts)
Consolidated Statements of Income:
Net Sales                                      $91,585     $85,477     $38,002      $20,833     $18,699
                                               -------     -------     -------      -------     -------
Costs and expenses:
  Cost of sales                                 70,481      59,409      26,725       15,388      14,698
  Selling, general and administrative            5,386       4,867       3,853        3,469       3,198
  Research and development                       2,396       1,270         857          468         164
                                                 -----       -----         ---          ---         ---
                                                78,263      65,546      31,435       19,325      18,060
                                                ------      ------      ------       ------      ------

Operating income                                13,322      19,931       6,567        1,508         639
                                                ------      ------       -----        -----         ---
Other income (expense)
  Interest income (expense), net                   765         859        (117)        (179)       (187)
  Other, net                                      (122)       (135)       (277)        (160)       (200)
                                                  ----        ----        ----         ----        ----
                                                   643         724        (394)        (339)       (387)
                                                   ---         ---        ----         ----        ----
Income before provision for income taxes
  and cumulative effect of accounting change    13,965      20,655       6,173        1,169         252
Provision for income taxes                       5,548       8,109       2,043          147          18
                                                 -----       -----       -----          ---          --

Income before cumulative effect of
  accounting change                              8,417      12,546       4,130        1,022         234
Cumulative effect of accounting change              --          --         924           --          --
                                                 -----      ------       -----        -----        ----

Net income                                      $8,417     $12,546      $5,054       $1,022        $234
                                                ======     =======      ======       ======        ====
Earnings per common share and common
  share equivalent:
  Income before cumulative effect of
    accounting change                            $1.04       $1.59       $0.59        $0.14       $0.03
  Cumulative effect of accounting change            --          --        0.13           --          --
                                                  ----        ----        ----         ----        ----
Net income                                       $1.04       $1.59       $0.72        $0.14       $0.03
                                                 =====       =====       =====        =====       =====

Weighted average number of common
  shares and common share equivalents
  outstanding                                    8,084       7,882       7,040        7,225       7,705

Consolidated Balance Sheet Data
(at end of period):

Working capital                                $22,400     $37,638      $7,427       $4,450      $2,766
Total assets                                    63,780      56,280      17,470        9,811       8,413
Notes payable to banks and long-term debt        3,000         182         223        2,184       1,953
Stockholders' equity                            55,224      46,561      10,202        4,661       4,112

-----------------
(1) The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993. The presentation above includes the cumulative effect of the change in accounting principle which increased net income by $924,000 or $0.13 per share, for the year ended December 31, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

         The Company derives its net sales primarily from sales to original equipment manufacturers ("OEMs"). The Company recognizes revenue upon shipment to its customers. Operating results are affected by a number of factors, including raw material costs, operating efficiencies, and price competition. Share amounts and per share data reflect the two-for-one split of the Company's Common Stock effected as a stock dividend in May 1994.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                      Year Ended December 31,
                                                    ----------------------------
                                                    1995        1994      1993
                                                    ----        ----      ----

Net sales                                          100.0%      100.0%     100.0%
Costs and expenses:
  Cost of sales                                     77.0        69.5       70.3
  Selling, general and administrative                5.9         5.7       10.1
  Research and development                           2.6         1.5        2.3
                                                     ---         ---        ---
                                                    85.5        76.7       82.7
                                                    ----        ----       ----

Operating Income                                    14.5        23.3       17.3
                                                    ----        ----       ----
Other income (expense):
  Interest income (expense), net                     0.8         1.0       (0.3)
  Other, net                                        (0.1)       (0.1)      (0.8)
                                                    ----        ----       ----

                                                     0.7         0.9       (1.1)
                                                     ---         ---       ----
Income before provision for income taxes and
  cumulative effect of accounting change            15.2        24.2       16.2
Provision for income taxes                           6.1         9.5        5.3
                                                     ---         ---        ---
Income before cumulative effect of
  accounting change                                  9.1        14.7       10.9
Cumulative effect of accounting change                --          --        2.4
                                                     ---        ----        ---

Net income                                           9.1%       14.7%      13.3%
                                                     ===        ====       ====

Year Ended December 31, 1995 Compared with Year Ended December 31,1994

         Net sales were $91.6 million during 1995, an increase of 7.1 percent compared with net sales of $85.5 million during 1994. The sales increase was primarily a result of higher order rates from a major wireless communications customer for existing as well as new product programs. The rate of sales growth decreased significantly in 1995, as compared to 1994, primarily as a result of the Company's inability to bring two new major programs into production during the period as well as the loss of sales from other older programs that were being phased out of production. Unit volumes of the Company's highest volume, longest running cellular telephone program are expected to decrease at an accelerated pace during 1996 due to a product changeover being effected by the Company's major customer. Newer replacement programs in both the cellular and non-cellular industries are not expected to produce sufficient revenue to replace the revenue from the phased-out program before the end of 1996. Accordingly, these circumstances are expected to have a material adverse effect on revenues and profits in 1996.

         Cost of sales, as a percentage of net sales, increased to 77.0 percent in 1995 as compared with 69.5 percent in 1994. This increase was primarily due to manufacturing inefficiencies from design delays, new program introductions, and product mix.

         Selling, general and administrative expense increased to $5.4 million during 1995 from $4.9 million during 1994. The 10.2 percent increase resulted primarily from expenses related to expanding the Company's sales force offset by decreased bonus accruals. Selling, general and administrative expense increased as a percentage of net sales to 5.9 percent for 1995 from 5.7 percent for 1994.

         Research and development expense totaled $2.4 million, or 2.6 percent of net sales, in 1995 as compared with $1.3 million, or 1.5 percent of net sales, in 1994. The increase in research and development expense represented in-house development efforts related to the LCD laboratory and high-volume manufacturing line located in Tempe, Arizona.

         Interest income (net) for 1995 was $765,000, down from $859,000 for 1994. The decrease in interest income was the result of investing lower average cash balances during the year. Other expense (net) decreased to $122,000 for 1995 from $135,000 for 1994. The decrease was due primarily to decreased net foreign exchange losses and decreased net losses on dispositions of fixed assets.

         The provision for income taxes decreased to $5.5 million in 1995 from $8.1 million in 1994. This resulted primarily from lower pre-tax income in 1995 as compared with 1994.

         Net income decreased to $8.4 million, or $1.04 per share, in 1995 from $12.5 million, or $1.59 per share, in 1994.

Year Ended December 31, 1994 Compared with Year Ended December 31,1993

         Net sales were $85.5 million during 1994, an increase of 125 percent compared with net sales of $38.0 million during 1993. The sales increase resulted primarily from higher order rates from a major wireless communications customer for existing as well as new product programs.

         Cost of sales, as a percentage of net sales, decreased to 69.5 percent in 1994 as compared with 70.3 percent in 1993. This decrease was primarily due to product mix, as well as higher production volumes and improved manufacturing efficiencies.

         Selling, general and administrative expense increased to $4.9 million during 1994 from $3.9 million during 1993. The 25.6 percent increase resulted primarily from increased personnel costs, corporate fees, consultant/outside services, directors and officers insurance, legal, and investor relations expenses. Selling, general and administrative expense decreased as a percentage of net sales to 5.7 percent for 1994 from 10.1 percent for 1993, primarily as a result of increased sales and a continued emphasis on cost containment.

         Research and development expense totaled $1.3 million, or 1.5 percent of net sales, in 1994 as compared with $857,000, or 2.3 percent of net sales, in 1993. The increase in research and development expense represented in-house development efforts related to the LCD laboratory located in Tempe, Arizona.

         Interest income (net) for 1994 was $859,000, an increase from interest expense (net) of $117,000 for 1993. The interest income was the result of investing the net proceeds from the Company's public offering in March

1994, as well as excess cash generated from operations. Other expense (net) decreased to $135,000 for 1994 from $277,000 for 1993. The decrease was due primarily to a decrease in the loss on disposal of assets to $54,000 in 1994 from $165,000 in 1993.

         The provision for income taxes increased to $8.1 million in 1994 from $2.0 million in 1993. This resulted primarily from higher pre-tax income and the Company's utilization of the majority of its net operating loss carryforwards and other tax credits early in 1993.

         Income before cumulative effect of accounting change increased to $12.5 million, or $1.59 per share, in 1994 from $4.1 million, or $.59 per share, in 1993.

Quarterly Results of Operations

         The following table presents unaudited consolidated financial results for each of the eight quarters in the period ended December 31, 1995. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                        Quarters Ended
                                    ----------------------------------------------------------------------------------------------
                                                    1995                                                 1994
                                    -------------------------------------            ---------------------------------------------
                                     Mar 31   June 30    Sept 30    Dec 31             Mar 31    June 30      Sept 30      Dec 31
                                     ------   -------    -------    ------             ------    -------      -------      ------
                                                           (in thousands, except per share amounts)
Net sales                           $24,483   $22,105    $24,217    $20,780          $16,421    $21,247       $23,669      $24,140
                                    -------   -------    -------    -------          -------    -------       -------      -------
Costs and expenses:
  Cost of sales                      17,582    16,138     19,790     16,971           11,548     13,802        16,752       17,307
  Selling, general and
   administrative                     1,272     1,213      1,419      1,482            1,372      1,288         1,170        1,037
  Research and development              405       401        770        820              267        373           310          320
                                        ---       ---        ---        ---              ---        ---           ---          ---

                                     19,259    17,752     21,979     19,273           13,187     15,463        18,232       18,664
                                     ------    ------     ------     ------           ------     ------        ------       ------
Operating income                      5,224     4,353      2,238      1,507            3,234      5,784         5,437        5,476
                                      -----     -----      -----      -----            -----      -----         -----        -----

Other income (expense):
  Interest income (expense), net        342       279        120         24               (9)       265           298          305
  Other, net                            (42)       27        (14)       (93)             (29)       (62)          (33)         (11)
                                        ---        --        ---        ---              ---        ---           ---          ---

                                        300       306        106       (69)              (38)       203           265          294
                                        ---       ---        ---       ---               ---        ---           ---          ---

Income before provision for
  income taxes                        5,524     4,659      2,344      1,438            3,196      5,987         5,702        5,770
Provision for income taxes            2,210     1,840        961        537            1,220      2,502         2,306        2,081
                                      -----     -----        ---        ---            -----      -----         -----        -----

Net income                          $ 3,314   $ 2,819    $ 1,383      $ 901           $1,976     $3,485        $3,396       $3,689
                                    =======   =======    =======      =====           ======     ======        ======       ======
Earnings per common share and
  common share equivalent           $  0.41    $ 0.35     $ 0.17     $ 0.11           $ 0.27     $ 0.43        $ 0.42       $ 0.46
                                    =======    ======     ======     ======           ======     ======        ======       ======
Weighted average number of
  common shares and common
  share equivalents outstanding       8,086     8,094      8,088      8,053            7,274      8,095         8,099        8,091

         Quarterly results can be affected by a number of factors, including the timing of orders from major customers, customer delivery requirements, production delays or inefficiencies, the mix of product programs, and raw material availability.

Seasonality
         The Company's net sales have not been subject to any significant seasonal fluctuations or variations.

Liquidity and Capital Resources

         During 1995, the Company generated $1.3 million in cash flow from operations as compared with $10.5 million during 1994. The decrease in cash flow from operations was primarily due to the Company's purchase of significant amounts of materials for products for which production was delayed, the liquidation during 1995 of significant payables and accrued liabilities outstanding at December 31, 1994 and the Company's inability to defer current income tax payments in 1995 as had been possible under the applicable tax regulations in 1994. The Company's working capital decreased to $22.4 million at December 31, 1995 from $37.6 million at December 31, 1994, primarily as a result of the cash purchase of the Company's new facility in Tempe, Arizona and related equipment. The Company's current ratio at December 31, 1995 was 4.0-to-1 as compared with a current ratio of 5.0-to-1 at December 31, 1994.

         During 1995, the Company generated cash flow from financing activities totalling $2.9 million. In December 1995, the Company entered into a new $15.0 million unsecured revolving line of credit, which matures May 31, 1997, with its primary lender, First Interstate Bank of Arizona. The new unsecured revolving line of credit modified the $5.0 million revolving line of credit entered into in June 1995. At December 31, 1995, $3.0 million had been borrowed and was outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 150 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable and inventories of Three-Five Systems Limited. Advances are based on 70% of eligible accounts receivable, as defined, and 30% of inventory, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures May 18, 1996. Three-Five Systems Limited had no borrowings outstanding under this line of credit at December 31, 1995. During 1995, the Company repaid $182,000 of long-term debt with cash flow from operations.

         Capital expenditures during 1995 were approximately $27.1 million, as compared with $7.4 million during 1994. During 1995, approximately $22.2 million of working capital was used to complete the construction of and to furnish and equip the Company's new Tempe, Arizona facility and automated high-volume LCD manufacturing line. The facility was constructed on a 5.7-acre site, which is subject to a ground lease with purchase options. Annual lease payments under the ground lease, which will expire on December 31, 2069, subject to renewal and purchase options as well as termination provisions, will average approximately $100,000 over the term of the lease, subject to certain escalation provisions. In addition, the Company placed in service approximately $4.9 million of new manufacturing equipment at the Company's high-volume facility in Manila, the Philippines. Capital expenditures for 1994 consisted primarily of manufacturing equipment for its operations in Manila and Arizona.

         The Company believes that its capital, together with loan commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations in the near term. The Company anticipates that any additional cash requirements as the result of operations or capital expenditures will be financed through cashflow from operations or by borrowing from the Company's primary lender.

Effects of Inflation and Foreign Currency Exchange Fluctuations

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

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the financial statements, the report thereon, the notes thereto and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item relating to directors of the Company is incorporated by reference to the definitive Proxy Statement filed pursuant to Regulation 14A for the Company's 1996 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Description of Business - Executive Officers" contained in Item 1 of this report.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A for the Company's 1996 Annual Meeting of Stockholders.

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A for the Company's 1996 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number                                Exhibits
--------------                                --------

2                Amended and Restated Agreement and Plan of Reorganization(1)
3(a)             Restated Certificate of Incorporation of the Company(2)
3(b)             Bylaws of the Company(1)
3                Voting Trust Dissolution Certificates effective April 30, 1991 and July 31, 1992(3)
10(a)            1990 Incentive Stock Option Plan(1)

10(b)            Line of Credit Agreements between the Company and First
                 Interstate Bank of Arizona, N.A.(4)
10(c)            Line of Credit Agreement between Three-Five Systems Limited and
                 Barclays Bank, PLC(1)
10(d)            Sub-Assembly  Agreement between  Three-Five  Systems,  Inc. and
                 TEAM Pacific Corporation dated February 22, 1995(4)
10(e)            Lease Agreement between  Three-Five  Systems,  Inc. and Phoenix
                 Tech Center I(1)
10(f)            Second Amendment to Lease between Three-Five Systems,  Inc. and
                 Phoenix Tech Center I(5)
10(g)            Form  of  Three-Five  Systems,   Inc.   Distributor   Franchise
                 Agreement(5)
10(h)            Form  of  Three-Five   Systems,   Inc.   Sales   Representative
                 Agreement(5)
10(i)            Lease between Three-Five Systems, Inc. and Aetna Life Insurance
                 Company(6)
10(j)            1993 Stock Option  Plan(5)
10(k)            1994 Automatic Stock Option Plan for Non-employee Directors(7)
10(l)            Lease  Agreement  between  Technology  Electronic  Assembly and
                 Management   (T.E.A.M.)  Pacific   Corporation  and  Three-Five
                 Systems Pacific, Inc.
10(m)            Lease   Agreement   between  Regent  Apparel   Corporation  and
                 Three-Five Systems Pacific, Inc.
10(n)            Second  Modification  Agreement  between First Interstate Bank,
                 N.A. and  Three-Five  Systems,  Inc.,  together with  Revolving
                 Promissory Note for $15,000,000
11               Statement re: Computation of Per Share Earnings
21               List of Subsidiaries
23               Consent of Arthur Andersen LLP
27               Financial Data Schedule
-------------

(1) Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) filed March 27, 1990 and declared effective March 27, 1990.
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994 filed with the Commission on or about May 12, 1994.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1992 filed with the Commission on or about February 27, 1993.
(4) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed with the Commission on March 22, 1995, as amended by Form 10-KSB/A as filed with the Commission on April 28, 1995.
(5) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) filed on February 3, 1994 and declared effective March 15, 1994.
(6) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1991 filed with the Commission on or about March 27, 1992.
(7) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) filed on January 24, 1995.

(b)      Financial Statements and Financial Statement Schedule

         (1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.
         (2)     Financial Statement Schedule on page S-1.

         Schedule II Valuation and Qualifying Accounts and Reserves

         Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(c)      Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 8, 1996                    By /s/ David R. Buchanan
                                       -----------------------------------------
                                       David R. Buchanan, Chairman of the Board,
                                       President, and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Name                          Title                            Date
         ----                          -----                            ----

/s/ David R. Buchanan         Chairman of the Board, President,    March 8, 1996
---------------------         and Chief Executive Officer
David R. Buchanan             (Principal Executive Officer)



/s/ Randal L. Buness          Vice President - Finance and         March 8, 1996
--------------------          Administration, Chief Financial
Randal L. Buness              Officer, Secretary, and Treasurer
                              (Principal Financial and
                              Accounting Officer)


/s/ David C. Malmberg         Director                             March 8, 1996
---------------------
David C. Malmberg



/s/ Burton E. McGillivray     Director                             March 8, 1996
-------------------------
Burton E. McGillivray



/s/ Jeffrey A. Wilson         Director                             March 8, 1996
---------------------
Jeffrey A. Wilson

                            THREE-FIVE SYSTEMS, INC.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA






                                                                       Page

Report of Independent Public Accountants .............................. F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994 .......... F-2

Consolidated Statements of Income for the years ended
   December 31, 1995, 1994 and 1993.....................................F-3

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1995, 1994 and 1993 ........................F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993.................................... F-5

Notes to Consolidated Financial Statements .............................F-6

Schedule II - Valuation and Qualifying Accounts and Reserves
   for the years ended December 31, 1995, 1994 and 1993................ S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Three-Five Systems, Inc.:


We have audited the accompanying consolidated balance sheets of THREE-FIVE SYSTEMS, INC. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three-Five Systems, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Phoenix, Arizona,
   January 20, 1996.

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                        ASSETS
                                                                December 31,
                                                                ------------
                                                            1995           1994
                                                            ----           ----
CURRENT ASSETS:
   Cash and cash equivalents                           $    4,551     $   27,136
   Accounts receivable, net (Note 3)                        9,346          8,721
   Inventories, net (Note 3)                               13,703          9,657
   Deferred tax asset (Note 7)                              1,826          1,048
   Other current assets                                       491            478
                                                          -------         ------

                  Total current assets                     29,917         47,040

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)                33,493          8,791

COST IN EXCESS OF NET ASSETS ACQUIRED, net (Note 2)           170            209

OTHER ASSETS (Note 2)                                         200            240
                                                       ----------     ----------
                                                       $   63,780     $   56,280
                                                       ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    $    3,199     $    5,088
   Accrued liabilities (Note 2)                             1,318          2,598
   Current maturities of long-term debt (Note 3)            3,000             26
   Current taxes payable (Note 7)                              -           1,690
                                                           ------         ------

                  Total current liabilities                 7,517          9,402

LONG-TERM DEBT, net of current maturities (Note 3)             -             156

DEFERRED TAX LIABILITY (Note 7)                             1,039            161

                                                            1,039            317

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 4 and 5):
   Preferred stock, $.01 par value; 1,000,000
     shares authorized                                         --             --
   Common stock, $.01 par value; 15,000,000 shares
     authorized, 7,735,745 shares issued and
     outstanding at December 31, 1995; 7,691,524
     shares issued and outstanding at December 31, 1994        77             77
   Additional paid-in capital                              32,286         32,052
   Retained earnings                                       22,847         14,430
   Cumulative translation adjustment                           14              2
                                                           ------         ------
                  Total stockholders' equity               55,224         46,561
                                                           ------         ------
                                                       $   63,780     $   56,280
                                                           ======         ======


       The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share amounts)

                                                      Years Ended December 31,
                                                      ------------------------
                                                  1995            1994           1993
                                                  ----            ----           ----
NET SALES (Notes 2, 6 and 9)                 $   91,585     $   85,477      $  38,002
                                                 ------         ------         ------

COSTS AND EXPENSES:
   Cost of sales                                 70,481         59,409         26,725
   Selling, general and administrative            5,386          4,867          3,853
   Research and development                       2,396          1,270            857
                                                  -----          -----            ---

                                                 78,263         65,546         31,435
                                                 ------         ------         ------

   Operating income                              13,322         19,931          6,567
                                                 ------         ------          -----
OTHER INCOME (EXPENSE):
   Interest, net                                    765            859           (117)
   Other, net                                      (122)          (135)          (277)
                                                 ------         ------          -----

                                                    643            724           (394)
                                                 ------         ------          -----
INCOME BEFORE PROVISION FOR INCOME TAXES
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE                                        13,965         20,655          6,173

   Provision for income taxes (Note 7)            5,548          8,109          2,043
                                    -            ------         ------          -----

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                              8,417         12,546          4,130
     Cumulative effective of accounting
     change (Note 7)                                 --             --            924
                  -                              ------         ------          -----

NET INCOME                                   $    8,417     $   12,546      $   5,054
                                                 ------         ------          -----
EARNINGS PER COMMON SHARE AND COMMON
 SHARE EQUIVALENT (Notes 2 and 4):
     Income before cumulative effect of
     accounting change                           $ 1.04        $  1.59         $ 0.59
     Cumulative effect of accounting
     change (Note 7)                                 --             --           0.13
                                                 ------          -----           ----

     Net income                                  $ 1.04        $  1.59         $ 0.72
                                                 ------        -------         ------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING (Notes 2 and 4)    8,083,551      7,882,011      7,040,118
                                              =========      =========      =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                      (in thousands, except share amounts)

                                                  Common Stock
                                                  ------------
                                                                                   Additional   Cumulative
                                                Shares                 Paid-in      Retained   Translation
                                                Issued     Amount      Capital      Earnings    Adjustment       Total
                                                ------     ------      -------      --------    ----------       -----

BALANCE, December 31, 1992                     6,426,260    $   64  $    7,767    $   (3,170)    $  -        $    4,661
     Stock options exercised                     215,684         2          36            -         -                38
     Tax benefit from early disposition of
       incentive stock options (Note 5)               -         -          440            -         -               440
     Net income                                       -         -           -          5,054        -             5,054
     Translation adjustment                           -         -           -             -          9                9
                                               --------        ---       -----         -----       ---            -----

BALANCE, December 31, 1993                     6,641,944        66       8,243         1,884         9           10,202
     Stock options exercised                      49,580         1          64            -         -                65
     Tax benefit from early disposition of
       incentive stock options (Note 5)               -         -          500            -         -               500
     Sale of common stock, net                 1,000,000        10      23,245            -         -            23,255
     Net income                                       -         -           -         12,546        -            12,546
     Translation adjustment                           -         -           -             -         (7)              (7)
                                               --------        ---      ------        ------       ---           ------

BALANCE, December 31, 1994                     7,691,524        77      32,052        14,430         2           46,561
     Stock options exercised                      44,221        -           32            -         -                32
     Tax benefit from early disposition
       of incentive stock options (Note 5)            -         -          202            -         -               202
     Net income                                       -         -           -          8,417        -             8,417
     Translation adjustment                           -         -           -             -         12               12
                                               ---------       ---      ------        ------       ---            -----

BALANCE, December 31, 1995                     7,735,745    $   77  $   32,286    $   22,847     $  14       $   55,224
                                               =========       ===      ======        ======       ===           ======

The accompanying  notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                             1995           1994            1993
                                                                             ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $    8,417      $  12,546      $    5,054
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                        2,278          1,215             545
       Cumulative effect of accounting change                                  -              -             (924)
       Provision (recovery) of accounts receivable valuation reserves          (1)           205              52
       Provision (reduction) of inventory valuation reserves                1,218            857            (107)
       Loss on disposal of assets                                              24             54             165

   Changes in assets and liabilities-
     Increase in accounts receivable                                         (624)        (3,609)         (2,153)
     Increase in inventories                                               (5,264)        (3,406)         (2,976)
     Increase in other assets                                                 (32)          (225)           (185)
     Increase (decrease) in accounts payable and accrued liabilities       (3,170)         1,788           3,036
     Increase (decrease) in taxes payable, net                             (1,568)         1,065           1,498
                                                                           ------         ------           -----

                  Net cash provided by operating activities                 1,278         10,490           4,005
                                                                           ------         ------           -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                              (27,051)        (7,412)         (1,883)
   Proceeds from sale of property, plant and equipment                        326              5              -
                                                                           ------          -----           -----

                  Net cash used for investing activities                  (26,725)        (7,407)         (1,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) notes payable to banks                   3,000            (17)         (1,390)
   Principal payments on and retirement of long-term debt                    (182)           (24)           (571)
   Stock options exercised                                                     32             65              38
   Proceeds from sale of common stock, net (Note 4)                            -          23,255              -
                                                                            -----         ------           -----

                  Net cash provided by (used for) financing activities      2,850         23,279          (1,923)
                                                                            -----         ------          ------

   Effect of exchange rate changes on cash                                     12             (7)              9
                                                                            -----         ------          ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (22,585)        26,355             208

CASH AND CASH EQUIVALENTS, beginning of year                               27,136            781             573
                                                                           ------         ------             ---

CASH AND CASH EQUIVALENTS, end of year                                 $    4,551      $  27,136      $      781
                                                                           ------         ------          ------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                       $       12      $      21      $       93
                                                                           ------         ------          ------

   Income taxes paid                                                   $    7,296      $   7,103      $      609
                                                                           ======         ======          ======

 The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993




(1)   ORGANIZATION:

Three-Five Systems, Inc. (the Company) was incorporated under the laws of the state of Delaware on February 13, 1990, under the name of TF Consolidation, Inc. On February 14, 1990, the Company entered into an amended and restated agreement and plan of reorganization providing for the merger of Electronic Research Associates, Inc. (ERA; a New Jersey corporation) and Three-Five Systems, Inc. (a privately owned Delaware corporation) into the Company. The merger became effective May 1, 1990, following stockholder approval. The Company was the surviving corporation; the separate corporate existences of ERA and Three-Five Systems, Inc. ceased; and the Company changed its corporate name to Three-Five Systems, Inc.

The Company designs and manufactures a wide range of user interface devices for operational control and informational display functions required in the end products of original equipment manufacturers. Most of the Company's sales consist of custom user interface devices developed in close collaboration with its customers. The Company maintains its primary manufacturing facility in Manila, the Philippines. A third-party subcontractor operates the facility under a sub-assembly agreement with the Company utilizing equipment, processes and documentation owned by the Company. The sub-assembly agreement has a current term extending through December 31, 1999, and from year to year thereafter, but may be terminated by either party upon 180 days written notice. The termination of or the inability of the Company to obtain products pursuant to the sub-assembly agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company. Since December 1994, the Company has made advances totaling approximately $1.5 million to the subcontractor that operates the sub-assembly facility to help the subcontractor in meeting its working capital needs. The balance of the advances outstanding, in excess of amounts payable to the subcontractor at December 31, 1995, was approximately $500,000. These advances are secured by future payments for subcontracting services to be provided to the Company as well as other assets of the subcontractor.

Three-Five Systems Limited (Limited), a wholly owned subsidiary of the Company, is incorporated in the United Kingdom. Limited sells and distributes the Company's products to customers on the European continent.

During 1994, the Company dissolved its wholly owned subsidiary, Certified Electronics Ltd. (CEL). CEL, a Taiwan corporation , procured materials from Taiwanese vendors. This function is now performed directly by the Company.

During 1995, the Company formed a wholly owned subsidiary, Three-Five Systems Pacific, Inc. (Pacific). Pacific, a Philippines corporation, procures supplies primarily from Philippine vendors.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation and Preparation of Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of United States government agencies' obligations classified as held-to-maturity in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1994, the aggregate amortized cost and fair value of these cash equivalents totaled $23,820,000 with maturity dates from January 23, 1995 through March 2, 1995. There were no cash equivalents at December 31, 1995.

         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against Company-owned inventories for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

Inventories consist of the following at December 31:

                                                  1995           1994
                                                  ----           ----
                                                     (in thousands)

                  Raw materials                $   9,257      $    6,926
                  Work-in-process                  2,002             697
                  Finished goods                   2,444           2,034
                                                   -----           -----

                                               $  13,703      $    9,657
                                                  ======           =====

         Other Assets

In December 1991, the Company decided to dispose of its Connecticut facility and, as a result, stopped depreciation and classified the facility (primarily land and building) in other assets on the accompanying consolidated balance sheets. Provisions of approximately $50,000 and $110,000 were recorded to reduce the facility to its estimated net realizable value during 1994 and 1993, respectively. The Company sold the facility in June 1995 and reported the net gain in other, net, in the accompanying consolidated statements of income.

         Revenue Recognition

The Company recognizes revenues upon shipment. The Company's distributor agreements provide for stock (inventory) rotation and price protection. Reserves are provided for each of these programs based on past return experience. These reserves are established at the time of shipment and reduce gross sales to arrive at net sales as presented in the accompanying consolidated statements of income. These reserves are reflected as a reserve against accounts receivable from sales to distributors and totaled $140,000 and $366,000 at December 31, 1995 and 1994, respectively. The Company's distributors generally offset any returns and allowances against payments on accounts receivable. The Company also provides reserves for uncollectible accounts receivable. These reserves totaled $463,000 and $238,000 at December 31, 1995 and 1994, respectively.

         Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 39 years. Property, plant and equipment consist of the following at December 31:

                                                      1995           1994
                                                      ----           ----
                                                         (in thousands)

          Building                                 $   10,375     $        -
          Furniture and equipment                      27,971          10,056
          Construction-in-process (Note 8)                 -            1,825
                                                       ------          ------
                                                       38,346          11,881
          Less- accumulated depreciation               (4,853)         (3,090)
                                                       ------          ------

                                                   $   33,493     $     8,791
                                                       ======           =====

At December 31, 1994, $1,825,000 of progress payments made by the Company toward the construction of its new design, manufacturing and corporate headquarters facility were included in property, plant and equipment on the accompanying consolidated balance sheets.

During 1995, the Company completed the construction and equipping of its new facility described above. The Company intends to utilize a significant portion of the facility to produce a substantial portion of its own requirements for LCD glass. The successful utilization of the facility will require the Company (i) to produce LCD glass on a timely and cost-effective basis at quality levels at least equal to the LCD glass available from independent suppliers and (ii) to utilize the LCD glass it produces in devices it designs and manufactures in a manner satisfactory to its customers. Although management believes that the facility will be successfully utilized, no assurance can be given that the Company will not experience problems or delays in implementing or conducting its LCD glass manufacturing operations. Such problems could require the Company to continue to purchase its LCD glass requirements from third parties and result in the inability of the Company to recover its investment in the facility.

         Cost in Excess of Net Assets Acquired

The merger between Three-Five Systems, Inc. and ERA was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 with Three-Five Systems, Inc. considered the acquiring entity. The excess of the cost over the net assets of ERA acquired in the amount of $379,100 is being amortized over ten years. Accumulated amortization totaled $209,600 and $170,000 at December 31, 1995 and 1994, respectively.

         Accrued Liabilities

Accrued liabilities includes accrued compensation of $441,000 and $1,462,000 at December 31, 1995 and 1994, respectively.

         Foreign Currency Translation

Financial information relating to the Company's foreign subsidiaries is reported in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The net foreign currency transaction gain (loss) in 1995, 1994 and 1993 was $(32,000), $(41,000) and $1,000, respectively, and has been included in other expenses in the  accompanying  statements of income.  The gain
(loss) resulting from the translation of the subsidiaries' financial statements has been included as a separate component of stockholders' equity.

         Earnings Per Common Share

Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents assumed outstanding during the year. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

         Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is required to be adopted by the Company in fiscal 1996, is not expected to have a material effect on the Company's financial position or its results of operations upon adoption. The Company also is required to adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) in fiscal 1996. Pursuant to the provisions of SFAS No. 123, the Company will continue to account for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees. Therefore, this statement is not expected to have a material effect on the Company's financial position or its results of operations when adopted.

(3)   LONG-TERM DEBT:

Long-term debt consists of the following at December 31:

                                                          1995           1994
                                                          ----           ----
                                                            (in thousands)
  $15,000,000  revolving  line of  credit,
  interest  due  monthly at the bank's prime
  rate (8.5% at December 31, 1995) or at the
  LIBOR base rate (5.5% to 5.7% at December 31,
  1995) plus 1.50%, unpaid balance due May 31, 1997   $   3,000       $    -

  $350,000 United Kingdom credit facility,
  interest due quarterly at the bank's base
  rate (5.375% at December 31, 1995) plus 2%,
  unpaid  balance due May 18, 1996, secured by
  United Kingdom accounts receivable and inventory           -             -

  Mortgage payable to Connecticut Development
  Authority (Note 2)                                        -             182
                                                          -----           ---
                                                          3,000           182
  Less- current maturities                               (3,000)          (26)
                                                          -----           ---

                                                      $      -        $   156
                                                          -----           ---

In December 1995, the Company entered into a $15.0 million unsecured revolving line of credit which matures May 31, 1997. The unsecured revolving line of credit replaced a $5.0 million revolving line of credit. The weighted average interest rate on borrowings outstanding under the line of credit during 1995 was 7.31%. The Company intends to pay down the outstanding balance under the line of credit during fiscal 1996 and has therefore classified the balance as current on the accompanying balance sheets. The unsecured revolving line of credit contains certain restrictive covenants which include, among other things, restrictions on the declaration or payment of dividends and the amount of capital expenditures. The line also requires the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio and to maintain certain other financial ratios.

Advances under the United Kingdom credit facility are based on 70% of eligible accounts receivable, as defined, and 30% of inventory, as defined. Management intends to renew the United Kingdom credit facility and does not anticipate any material changes to the existing terms.

(4)   STOCKHOLDERS' EQUITY:

During 1994, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend whereby the number of common shares outstanding was increased from 3,824,622 to 7,649,244. The 3,824,622 additional shares of common stock were distributed on May 4, 1994, to holders of record on April 22, 1994. All share amounts and per share data have been restated for all periods presented to reflect this split. In addition during 1994, the Company's stockholders approved an amendment to the Certificate of

Incorporation which increased the authorized shares of common stock, par value $.01 per share, from 5,000,000 to 15,000,000 and eliminated the authorization to issue shares of Class A Preferred stock, par value $.01 per share, Class B Preferred stock, no par value, and Class C Preferred stock, par value $.01 per share. The Company's authorized capital stock also includes 1,000,000 shares of serial preferred stock, par value $.01 per share.

In March 1994, the Company completed a public offering of 2,120,000 shares, of which 1,000,000 shares of common stock were sold by the Company and 1,120,000 were sold by a selling stockholder. Net proceeds to the Company totaled approximately $23.3 million, net of issuance costs of $1,745,000.

(5)   EMPLOYEE BENEFIT PLANS:

         1994 Non-Employee Directors Stock Option Plan

The Non-Employee Directors Stock Option Plan (1994 Plan) provides for the automatic grant of stock options to non-employee directors to purchase up to 100,000 shares. Under the 1994 Plan, options to acquire 500 shares of common stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on the Board of Directors on the date the 1994 Plan was approved by the Company's stockholders received an automatic grant of options to acquire 1,000 shares of common stock and each subsequent newly elected non-employee member of the Board of Directors will receive an automatic grant of options to acquire 1,000 shares of common stock on the date of their first appointment or election to the Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable 13 months after the automatic grant date. A non-employee member of the Board of Directors is not eligible to receive the 500 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 1,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100% of the fair market value of the Company's common stock on the date such options are granted. There were outstanding options to acquire 6,500 shares of the Company's common stock under the 1994 Plan at December 31, 1995.

         1993 Stock Option Plan

The 1993 Stock Option Plan (1993 Plan) provides for the granting of options to purchase up to 385,454 shares of the Company's common stock (which includes 85,454 shares previously reserved for issuance under the Company's 1990 Stock Option Plan), the direct granting of common stock (stock awards), the granting of stock appreciation rights (SARs) and the granting of other cash awards (cash awards) (stock awards, SARs and cash awards are collectively referred to herein as Awards). Under the 1993 Plan, options and Awards may be issued to key personnel and others providing valuable services to the Company and its subsidiaries. The options issued may be incentive stock options or nonqualified stock options.

If any option or SAR terminates or expires without having been exercised in full, stock not issued under such option or SAR will again be available for the purposes of the 1993 Plan. There were outstanding options to acquire 220,500 shares of the Company's common stock under the 1993 Plan at December 31, 1995.

To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirement set forth in the Internal Revenue Code of 1986. The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of options will be determined by the plan administrator, but may not be less than 100 percent (110 percent if the option is granted to a stockholder who at the time the option is granted owns stock representing more than ten percent of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the time of the grant. The 1993 Plan will remain in force until February 24, 2003.

         1990 Stock Option Plan

In conjunction with the 1990 merger with ERA, the Three-Five Systems, Inc. 1987 Incentive Stock Option Plan (1987 Plan) was replaced with a new Incentive Stock Option Plan ("1990 Plan"). Options issued under the 1987 Plan were assumed under the 1990 Plan. Under the 1990 Plan, there are 312,576 options issued but unexercised as of December 31, 1995. In conjunction with stockholder approval of the 1993 Plan, the Board terminated the 1990 Plan with respect to unissued options to purchase 85,454 shares of common stock which remained and were unissued as of the date the 1993 Plan was adopted. The 1990 Plan will remain in force through May 1, 2000.

The expiration date, maximum number of shares purchasable, and the other provisions of the options granted under the 1990 Plan were established at the time of grant. Options were granted for terms of up to ten years and become exercisable in whole or in one or more installments at such times as were determined by the Board of Directors upon grant of the options.

The exercise price of incentive stock options granted and assumed under the 1990 Plan range from $0.255 to $1.595 per share. These exercise prices are not less than 100% (110% if the option was granted to a stockholder who at the time the option was granted owned stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the closing price the day before the date of original grant.

Tax benefits from early disposition of common stock by optionees under the 1993 and 1990 Plans and from the exercise of nonqualified options are credited to additional paid-in capital.

The following summarizes the combined activity for the 1994 Plan, 1993 Plan and 1990 Plan:

                                          December 31, 1995                         December 31, 1994
                                          -----------------                         -----------------
                                     Number of            Option               Number of            Option
                                      Shares          Price Per Share           Shares          Price Per Share
                                      ------          ---------------           ------          ---------------
Options outstanding at
   beginning of year                 465,326        $  0.255 - $34.3750         523,406       $  0.255 - $10.065
     Granted                         178,000        $ 16.625 - $35.8750          88,000       $ 16.938 - $44.375
     Canceled                        (59,500)       $  1.190 - $35.8750         (96,500)      $  1.531 - $44.375
     Exercised                       (44,250)       $  0.255 - $ 9.5625         (49,580)      $  0.255 - $ 4.375
                                     -------                                    -------
Options outstanding at
   end of year                       539,576        $  0.255 - $ 34.375         465,326       $  0.255 - $34.375
                                     -------                                    -------
Options available for grant          356,454                                    474,954
                                     -------                                    -------
Exercisable at end of year           300,543        $  0.255 - $34.375          307,826       $  0.255 - $ 3.00
                                     -------                                    -------

         401(k) Profit Sharing Plan

Effective  September 1, 1990, the Company  adopted a profit sharing plan (401(k)
Plan)  pursuant to Section  401(k) of the  Internal  Revenue  Code of 1986.  The
401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $0, $94,000, and $95,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

(6)   MAJOR CUSTOMERS:

The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of fast growing industries. Sales to the Company's largest customer are made through 11 buyers operating in five separate product divisions. During 1995, the Company manufactured approximately 40 individual product programs for this customer. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to this customer in 1995.

The percentages of net sales to customers to whom sales exceed 10% of total net sales were as follows:

                                      1995             1994              1993
                                      ----             ----              ----

          Customer #1                   81%               84%              64%
          Customer #2                    3%                4%              11%

(7)   INCOME TAXES:

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Upon adoption of SFAS No. 109, the Company recorded a cumulative effect of the change in accounting principle of $924,000.

The provision for income taxes consists of the following for the years ended December 31:

                                                                              1995         1994         1993
                                                                              ----         ----         ----
                                                                                      (in thousands)
         Current, net of operating loss carryforwards
           and tax credits utilized
                Federal, net of tax benefit from early
                  termination of incentive stock options                   $   2,775    $   5,102       $  321
                State                                                            790        1,389          312
                Foreign                                                        1,681        1,403          810
                                                                               5,246        7,894        1,443
                                                                               -----        -----        -----

         Deferred provision (benefit)                                            100         (285)         160
         Tax benefit from early termination of incentive
           stock options, reflected in stockholders' equity                      202          500          440
                                                                                 ---          ---          ---

                Provision for income taxes                                 $   5,548    $   8,109       $2,043
                                                                               =====        =====        ======

In accordance with SFAS No. 109, a tax benefit for net operating losses of approximately $67,000, $67,000, and $363,000 and tax credits of approximately $0, $1,478,000, and $537,000 utilized in 1995, 1994 and 1993, respectively, are included as a reduction of the provision for income taxes in the consolidated statements of income.

The components of deferred taxes are as follows at December 31:

                                                                                           1995           1994
                                                                                           ----           ----
                                                                                              (in thousands)
         Net long-term deferred tax liabilities:
           Excess of book basis over tax basis in facility                              $      -        $     41
           Accelerated tax depreciation                                                     1,002            124
           Other                                                                               37             (4)
                                                                                            -----            ---

                                                                                        $   1,039       $    161
                                                                                            -----            ---
         Net short-term deferred tax assets:
           Tax effect of regular U.S. net operating loss carryforward                   $     212       $    516
           Inventory reserve                                                                1,080            587
           Uniform capitalization                                                             456            189
           Allowance for doubtful accounts                                                    159             80
           Other                                                                              101            125
                                                                                            -----          -----
                                                                                            2,008          1,497
           Valuation allowance                                                               (182)          (449)
                                                                                            -----          -----

                                                                                        $   1,826       $  1,048
                                                                                            =====          =====

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of certain limitations on the use of net operating loss carryforwards acquired in the ERA acquisition, a valuation allowance has been established for those net operating losses not likely to be realized.

A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:
                                                1995         1994           1993
                                                ----         ----           ----

   Statutory federal rate                        34%          35%            34%
   Effect of foreign operations                  -             4              1
   Effect of state taxes                          6            7              6
   Benefit of net operating loss                 -            -              (6)
   Effect of tax credits                         -            (7)            (2)

                                                 40%          39%            33%

Net operating loss carryforwards for federal tax purposes totaled approximately $624,000 at December 31, 1995. The use of these carryforwards is limited to $67,000 per year and they expire through 2003.

(8)   COMMITMENTS AND CONTINGENCIES:

In March 1995, the Company entered into a noncancelable operating lease for its primary manufacturing facility in Manila, the Philippines. The lease expires December 31, 1999. In April 1995, the Company entered into a noncancelable operating lease for an additional manufacturing facility in Manila, the Philippines. The lease expires March 31, 1997.

Rent expense was approximately $683,000, $280,000 and $223,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

In April 1994, the Company entered into a ground lease (with purchase options) on a 5.7 acre site in Tempe, Arizona. Annual lease payments under the ground lease, which will expire on March 31, 2069, subject to renewal and purchase options as well as termination provisions, will average approximately $100,000 over the term of the lease subject to certain escalation provisions. A new design, manufacturing, and corporate headquarters facility containing approximately 97,000 square feet was completed on the land in 1995 at a cost of approximately $10.4 million.

The Company's future lease commitments under the noncancelable operating leases as of December 31, 1995, are as follows:

                  1996                                    $     491,000
                  1997                                          377,000
                  1998                                          357,000
                  1999                                          357,000
                  2000                                          100,000
                  Thereafter                                  6,825,000
                                                              ---------

                                                          $   8,507,000
                                                          =============

On January 24, 1991, the Company received from the United States Environmental Protection Agency (EPA) a notice of potential liability at the Barkhamsted-New Hartford Landfill site in Barkhamsted, Connecticut. The notice was to notify the Company of its potential liability with respect to the site and request the Company's voluntary participation in undertaking cleanup activities at the site. On January 9, 1992, the Company received an additional 104(e) questionnaire which was completed and submitted during 1992. This matter is still in discovery and therefore, the Company and its consultants are unable to determine the outcome or potential range of loss, if any.

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending administrative proceedings is adequately provided for in the accompanying financial statements.

(9)   GEOGRAPHIC SEGMENTS:

Sales by geographic area and identifiable assets for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                      North
                                     America      Europe       Taiwan      Pacific Rim  Eliminations    Consolidated
                                     -------      ------       ------      -----------  ------------    ------------
                                                                    (in thousands)
December 31, 1995:
   Net sales                        $ 24,235     $  67,350    $      -      $     -      $       -        $  91,585
   Transfers to Europe                60,361            -            -            -         (60,361)             -
   Transfers to North America             -             -            -         1,437         (1,437)             -
                                      ------        ------         ----        -----         ------          ------

           Total revenue            $ 84,596     $  67,350    $      -      $  1,437     $  (61,798)      $  91,585
                                      ------        ------         ----        -----         ------          ------

   Net income (loss)                $  5,093     $   3,353    $      -      $    (46)    $       17       $   8,417
                                      ------        ------         ----        -----         ------          ------
   Identifiable assets              $ 50,779     $   8,491    $      -      $  7,789     $   (3,279)      $  63,780
                                      ------        ------         ----        -----         ------          ------

December 31, 1994:
   Net sales                        $ 33,774     $  51,703    $      -      $     -      $       -        $  85,477
   Transfers to Europe                46,813            -            -            -         (46,813)             -
   Transfers to North America             -             -         1,750           -          (1,750)             -
                                      ------        ------        -----        -----         ------          ------

   Total revenue                    $ 80,587     $  51,703    $   1,750     $     -      $  (48,563)      $  85,477
                                      ------        ------        -----        -----         ------          ------
   Net income (loss)                $ 12,668     $    (457)   $     637     $     -      $     (302)      $  12,546
                                      ------        ------        -----        -----         ------          ------
   Identifiable assets              $ 48,743     $   7,912    $       2     $  4,292     $   (4,669)      $  56,280
                                      ------        ------        -----        -----         ------          ------

December 31, 1993:
   Net sales                        $ 24,200     $  13,802    $      -      $     -      $       -        $  38,002
   Transfers to Europe                10,128            -            -            -         (10,128)             -
   Transfers to North America             -             -         1,991           -          (1,991)             -
                                      ------       -------        -----        -----         ------          ------

   Total revenue                    $ 34,328     $  13,802    $   1,991     $     -      $  (12,119)      $  38,002
                                      ------        ------        -----        -----         ------          ------
   Net income                       $  3,535     $     769    $     722     $     -      $       28       $   5,054
                                      ------        ------        -----        -----         ------          ------
   Identifiable assets              $ 14,251     $   2,417    $   2,090     $  1,121     $   (2,409)      $  17,470
                                      ------        ------        -----        -----         ------          ------


                            THREE-FIVE SYSTEMS, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993




                            Balance at        Charged to                 Charged to                               Balance at
                             Beginning         Costs and                   Other                                      End
                             of Period         Expenses                   Accounts                Other            of Period
                             ---------         --------                   --------                -----            ---------
                                                        (in thousands)
Allowance for doubtful
accounts and sales
returns and allowances:

Year ended
December 31, 1995                   $604                (36)                35(1)                     -                   $603

Year ended
December 31, 1994                   $399                248                (60)(1)                   17(2)                $604

Year ended
December 31, 1993                   $346                179                (70)(1)                  (56)(2)               $399

Inventory Reserve:

Year ended
December 31, 1995                 $1,548              1,563                391(4)                  (735)(3)             $2,767

Year ended
December 31, 1994                   $691              1,855                 78(4)                (1,076)(3)             $1,548

Year ended
December 31, 1993                   $798                893                 30(4)                (1,030)(3)               $691


(1) Actual return activity
(2) Accounts written off
(3) Obsolete Inventory written off
(4) Inventory Adjustments