Form 10-Q
period 1996-03-31
THREE FIVE SYSTEMS INC
filed 1996-04-19
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
     Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
                                   Act of 1934

                        For Quarter Ended March 31, 1996
                                          --------------

                          Commission File Number 1-4373
                                                 ------

                            THREE-FIVE SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            86-0654102
- -------------------------------                            ---------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                          Identification Number

1600 North Desert Drive, Tempe, Arizona                         85281
- ----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)

                                  (602)389-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
   ------     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                           OUTSTANDING AS OF March 31, 1996
- -----                                           --------------------------------

Common                                               7,737,095
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996
                                TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets-
                  March 31, 1996 and December 31, 1995........................1

         Consolidated Statements of Income-
                  Three Months Ended March 31, 1996 and 1995..................2

         Consolidated Statements of Cash Flows-
                  Three Months Ended March 31, 1996 and 1995..................3

         Notes to Consolidated Financial Statements...........................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION................................5


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................7

SIGNATURES....................................................................8

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     MARCH 31,     DECEMBER 31,
                                                       1996           1995
                                                  -------------   -------------
                                                   (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS:
  Cash and cash equivalents                       $      6,295    $       4,551
  Accounts receivable, net                               5,686            9,346
  Inventories, net                                      15,801           13,703
  Deferred tax asset                                     1,826            1,826
  Other current assets                                      71              491
                                                  -------------   -------------

       Total current assets                             29,679           29,917

PROPERTY, PLANT AND EQUIPMENT, net                      32,917           33,493

COST IN EXCESS OF NET ASSETS ACQUIRED, net                 160              170

OTHER ASSETS                                               199              200
                                                  -------------   -------------

                                                  $     62,955    $      63,780
                                                  =============   =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                $      3,749    $       3,199
  Accrued liabilities                                    1,958            1,318
  Current maturities of long-term debt                       -            3,000
  Current taxes payable                                    258                -
                                                  -------------   -------------

       Total current liabilities                         5,965            7,517
                                                  -------------   -------------

 LONG-TERM DEBT, net of current maturities                   -                -
                                                  -------------   -------------


DEFERRED TAX LIABILITY                                   1,040            1,039
                                                  -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                            -                -
  Common stock                                              77               77
  Additional paid-in capital                            32,289           32,286
  Retained earnings                                     23,569           22,847
  Cumulative translation adjustment                         15               14
                                                  -------------   -------------

       Total stockholders' equity                       55,950           55,224
                                                  -------------   -------------

                                                  $     62,955    $      63,780
                                                  =============   =============

The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except share amounts)




                                                            THREE MONTHS
                                                           ENDED MARCH 31,

                                                      1996            1995
                                                 -------------    -------------

NET SALES                                        $     18,082     $     24,483
                                                 -------------    -------------

COSTS AND EXPENSES:

     Cost of sales                                     14,401           17,582
     Selling, general and administrative                1,459            1,272
     Research and development                           1,010              405
                                                 -------------    -------------
                                                       16,870           19,259
                                                 -------------    -------------

         Operating income                               1,212            5,224


OTHER INCOME (EXPENSE):
  Interest, net                                            19              342
  Other, net                                              (27)             (42)
                                                 -------------    -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                1,204            5,524
         Provision for income taxes                       482            2,210
                                                 -------------    -------------


NET INCOME                                       $        722     $      3,314
                                                 =============    =============

EARNINGS PER COMMON SHARE AND COMMON
SHARE EQUIVALENT                                 $       0.09     $       0.41
                                                 =============    =============


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING                                         8,039,794        8,086,138
                                                 =============    =============




The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,

                                                                             1996              1995
                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $        722     $      3,314
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                             861              418
        Provision (reduction) of accounts receivable valuation reserves            36             (122)
        Provision of inventory valuation reserves                               1,317              389
        Loss on disposal of assets                                                  9                -
  Change in assets and liabilities:
        (Increase) decrease in accounts receivable                              3,624           (4,235)
        (Increase) decrease in inventories                                     (3,415)           1,550
        Decrease in other assets                                                  240               47
        Increase (decrease) in accounts payable and accrued liabilities         1,190              (45)
        Increase in taxes payable, net                                            440            1,164
                                                                         ------------     ------------

             Net cash provided by operating activities                          5,024            2,480
                                                                         ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                      (284)          (6,713)
                                                                         ------------     ------------

             Net cash used for investing activities                              (284)          (6,713)
                                                                         ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) notes payable to banks                       (3,000)               -
  Principal payments on and retirement of long-term debt                            -             (182)
  Stock options exercised                                                           3                7
                                                                         ------------     ------------

             Net cash used for financing activities                            (2,997)            (175)
                                                                         ------------     ------------

Effect of exchange rate changes on cash and cash equivalents                        1               (2)
                                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,744           (4,410)
CASH AND CASH EQUIVALENTS, beginning of period                                  4,551           27,136
                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                 $      6,295     $     22,726
                                                                         ============     ============

The accompanying notes are an integral part of these consolidated statements.

               Three-Five  Systems,  Inc. and Subsidiaries Notes to Consolidated
               -----------------------------------------------------------------
               Financial Statements
               --------------------

Note A - The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

Note B - Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents assumed outstanding during the three-month periods. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

Note C -      Inventories consist of the following at:

                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
                                             (Unaudited)
                                                   (in thousands)

              Raw Materials                    $ 9,581             $  9,257
              Work-In-Process                    1,721                2,002
              Finished Goods                     4,499                2,444
                                               -------              -------
                                               $15,801              $13,703
                                               =======              =======



Note D - Property, plant and equipment consist of the following at:

                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
                                             (Unaudited)
                                                    (in thousands)

              Building and improvements        $10,418             $10,375
              Furniture and equipment           28,175              27,971
                                                ------             -------
                                                38,593              38,346
              Less-accumulated depreciation     (5,676)             (4,853)
                                                ------             -------
                                               $32,917             $33,493
                                                ======             =======

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three  Months  Ended March 31, 1996  Compared  with Three Months Ended March 31,
1995.

     Net sales were $18,082,000 for the quarter ended March 31, 1996, a decrease of 26.1 percent compared with net sales of $24,483,000 for the quarter ended March 31, 1995. The sales decrease was primarily a result of lower order rates from a major wireless communications customer for existing product programs. Unit volumes of the Company's highest volume, longest running cellular telephone program are expected to decrease at an accelerated pace during 1996 due to a product changeover being effected by the Company's major customer. Newer replacement programs in both the cellular and non-cellular industries are not expected to produce sufficient revenue to replace the revenue from the phased-out program before the end of 1996. Accordingly, these circumstances are expected to have a material adverse effect on revenues and profits in 1996.

     Cost of sales, as a percentage of net sales, increased to 79.6 percent for the quarter ended March 31, 1996 as compared with 71.8 percent for the quarter ended March 31, 1995. This increase was primarily due to manufacturing inefficiencies from new program introductions and volume reductions.

     Selling, general and administrative expense increased to $1,459,000 for the quarter ended March 31, 1996 from $1,272,000 for the quarter ended March 31, 1995. The 14.7 percent increase resulted primarily from wages, legal and investor relations expenses. Selling, general and administrative expense increased as a percentage of net sales to 8.1 percent for the quarter ended March 31, 1996 from 5.2 percent for the quarter ended March 31, 1995, primarily as a result of decreased sales.

     Research and development expense totaled $1,010,000, or 5.6 percent of net sales, for the quarter ended March 31, 1996 as compared with $405,000, or 1.7 percent of net sales, for the quarter ended March 31, 1995. The increase in research and development expense represented in-house process development efforts related to the high-volume manufacturing line located in Tempe, Arizona.

     Interest income (net) for the quarter ended March 31, 1996 was $19,000, down from $342,000 for the quarter ended March 31, 1995. The decrease in interest income was the result of investing lower average cash balances during the quarter. Other expenses (net) decreased to $27,000 for the quarter ended March 31, 1996 from $42,000 for the quarter ended March 31, 1995. The decrease was due primarily to a net foreign exchange gain for the quarter ended March 31, 1996 as compared to a net foreign exchange loss for the quarter ended March 31, 1995 offset by increased closed facilities expenses.

     The provisions for income taxes decreased to $482,000 for the quarter ended March 31, 1996 from $2,210,000 for the quarter ended March 31, 1995. This resulted primarily from lower pre-tax income in the quarter ended March 31, 1996 as compared with the same period in 1995.

     Net income decreased to $722,000, or $0.09 per share, for the quarter ended March 31, 1996 from $3,314,000, or $0.41 per share, for the quarter ended March 31, 1995.

Seasonality

     The Company's net sales have not been subject to any significant seasonal fluctuations or variations.

Liquidity and Capital Resources

     During the three months ended March 31, 1996, the Company generated $5,024,000 in cash flow from operations as compared with $2,480,000 during the same period in 1995. The increase in cash flow from operations with substantially lower earnings was primarily due to the significant increase in the Company's non-cash expenses of depreciation and inventory reserves as well as the substantial collection of its accounts receivable and increase in accounts payable. The Company's working capital increased to $23,714,000 at March 31, 1996 from $22,400,000 at December 31, 1995, primarily as a result of the payoff of the Company's short-term debt. The Company's current ratio at March 31, 1996 was 5.0-to-1 as compared with a current ratio of 4.0-to-1 at December 31, 1995.

     During the three months ended March 31, 1996, the Company's primary financing activity was to repay $3,000,000 of debt that was outstanding under the revolving line of credit at December 31, 1995 with cash flow from operations. In December 1995, the Company entered into a new $15.0 million unsecured revolving line of credit, which matures May 31, 1997, with its primary lender, First Interstate Bank of Arizona. The new unsecured revolving line of credit modified the $5.0 million revolving line of credit entered into in June 1995. At March 31, 1996, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 150 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable and inventories of Three-Five Systems Limited. Advances are based on 70% of eligible accounts receivable, as defined, and 30% of inventory, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures May 18, 1996. Management intends to renew the United Kingdom credit facility and does not anticipate any material changes to the existing terms. Three-Five Systems Limited had no borrowings outstanding under this line of credit at March 31, 1996.

     Capital expenditures during the three months ended March 31, 1996 were approximately $284,000, as compared with $6,713,000 during the same period in 1995. Capital expenditures for both periods consisted primarily of manufacturing equipment for its operations in Manila and Arizona.

     The Company believes that its capital, together with the loan commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations in the near term. The Company anticipates that any additional cash requirements as the result of operations or capital expenditures will be financed through cashflow from operations or by borrowing from the Company's primary lender.

Effects of Inflation and Foreign Currency Exchange Fluctuations

     The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in the United States dollars. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company has entered and from time will enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

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


                                     THREE-FIVE SYSTEMS, INC.
                                     ------------------------
                                            (Registrant)



Dated:  April 19, 1996               By /s/ Randal L. Buness
       ---------------------            --------------------


                                     Its Vice President Finance & Administration
                                         ---------------------------------------
                                         (Chief Financial Officer)