Form 10-Q
period 1996-06-30
THREE FIVE SYSTEMS INC
filed 1996-07-26
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q
    Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
                                   Act of 1934


                         For Quarter Ended June 30, 1996
                                          --------------

                          Commission File Number 1-4373
                                                -------

                            THREE-FIVE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          86-0654102
- -------------------------------                           ---------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                          Identification Number

 1600 North Desert Drive, Tempe, Arizona                        85281
- ------------------------------------------                    ---------
 (Address of principal executive offices)                     (Zip Code)

                                  (602)389-8600
                   -------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X             NO
   --------            --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                            OUTSTANDING AS OF June 30, 1996
- -----                                            -------------------------------

Common                                                     7,775,129
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996
                                TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----

ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets-
                           June 30, 1996 and December 31, 1995....................................................1

                  Consolidated Statements of Income-
                           Three Months and Six Months Ended June 30, 1996 and 1995...............................2

                  Consolidated Statements of Cash Flows-
                           Six Months Ended June 30, 1996 and 1995................................................3

                  Notes to Consolidated Financial Statements......................................................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION...........................................................5


                                             PART II - OTHER INFORMATION

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................11

SIGNATURES.......................................................................................................12

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 JUNE 30,                 DECEMBER 31,
                                                                                   1996                      1995
                                                                           -----------------         --------------------
                                                                               (Unaudited)
                                             ASSETS
                                             ------
CURRENT ASSETS:
  Cash and cash equivalents                                                $           8,461          $            4,551
  Accounts receivable, net                                                             4,126                       9,346
  Inventories, net                                                                    15,243                      13,703
  Deferred tax asset                                                                   1,826                       1,826
  Other current assets                                                                   459                         491
                                                                           ------------------         -------------------

       Total current assets                                                           30,115                      29,917

PROPERTY, PLANT AND EQUIPMENT, net                                                    32,158                      33,493

COST IN EXCESS OF NET ASSETS ACQUIRED, net                                               150                         170

OTHER ASSETS                                                                             199                         200
                                                                           ------------------         -------------------


                                                                           $          62,622          $           63,780
                                                                           ==================         ===================

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                         $           3,193          $            3,199
  Accrued liabilities                                                                  1,843                       1,318
  Current maturities of long-term debt                                              -                              3,000
  Current taxes payable                                                                  420                    -
                                                                           ------------------         -------------------

       Total current liabilities                                                       5,456                       7,517
                                                                           ------------------         -------------------

 LONG-TERM DEBT, net of current maturities                                          -                           -
                                                                           ------------------         -------------------


DEFERRED TAX LIABILITY                                                                 1,040                       1,039
                                                                           ------------------         -------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                                                   -                           -
  Common stock                                                                            78                          77
  Additional paid-in capital                                                          32,295                      32,286
  Retained earnings                                                                   23,739                      22,847
  Cumulative translation adjustment                                                       14                          14
                                                                           ------------------         -------------------

       Total stockholders' equity                                                     56,126                      55,224
                                                                           ------------------         -------------------

                                                                           $          62,622          $           63,780
                                                                           ==================         ===================


The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except share amounts)

                                                 THREE MONTHS                                        SIX MONTHS
                                                 ENDED JUNE 30,                                    ENDED JUNE 30,
                                          -------------------------------------------       ----------------------------------------

                                                   1996                  1995                       1996                  1995
                                          ---------------------  -------------------        -------------------  -------------------
NET SALES                                 $            14,457   $           22,105        $           32,539   $            46,588
                                             -----------------     ----------------          ----------------     -----------------

COSTS AND EXPENSES:

     Cost of sales                                     11,944               16,138                    26,345                33,720
     Selling, general and administrative                1,471                1,213                     2,930                 2,485
     Research and development                             820                  401                     1,830                   806
                                             -----------------     ----------------          ----------------     -----------------
                                                       14,235               17,752                    31,105                37,011
                                             -----------------     ----------------          ----------------     -----------------

         Operating income                                 222                4,353                     1,434                 9,577


OTHER INCOME (EXPENSE):
  Interest, net                                           133                  279                       152                   621
  Other, net                                              (72)                  27                       (99)                  (15)
                                             -----------------     ----------------          ----------------     -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  283                4,659                     1,487                10,183
         Provision for income taxes                       113                1,840                       595                 4,050
                                             -----------------     ----------------          ----------------     -----------------


NET INCOME                                $               170   $            2,819        $              892   $             6,133
                                             =================     ================          ================     =================

EARNINGS PER COMMON SHARE AND COMMON
SHARE EQUIVALENT                          $              0.02   $             0.35        $             0.11   $              0.76
                                             =================     ================          ================     =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING                                         8,032,263            8,094,207                 8,036,766             8,088,704
                                             =================     ================          ================     =================



The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                              ----------------------------------------------------


                                                                                    1996                               1995
                                                                              -----------------                  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $               892                $             6,133
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                    1,739                                929
        Provision (reduction) of accounts receivable valuation reserves                     49                               (224)
        Provision of inventory valuation reserves                                        1,567                                369
        (Gain) loss on disposal of assets                                                   11                                (35)
  Change in assets and liabilities:
        (Increase) decrease in accounts receivable                                       5,171                             (2,178)
        Increase in inventories                                                         (3,106)                            (3,385)
        Increase in other assets                                                          (147)                              (414)
        Increase in accounts payable and accrued liabilities                               519                                248
        Increase (decrease) in taxes payable, net                                          601                               (699)
                                                                              -----------------                  -----------------

             Net cash provided by operating activities                                   7,296                                744
                                                                              -----------------                  -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                               (396)                           (17,778)
  Proceeds from sale of furniture and equipment                                              1                                275
                                                                              -----------------                  -----------------
             Net cash used for investing activities                                       (395)                           (17,503)
                                                                              -----------------                  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on notes payable to banks                                                (3,000)                         -
  Principal payments on and retirement of long-term debt                             -                                       (182)
  Stock options exercised                                                                    9                                 13
                                                                              -----------------                  -----------------
             Net cash used for financing activities                                     (2,991)                              (169)
                                                                              -----------------                  -----------------

Effect of exchange rate changes on cash and cash equivalents                         -                                         (2)
                                                                              -----------------                  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,910                            (16,930)
CASH AND CASH EQUIVALENTS, beginning of period                                           4,551                             27,136
                                                                              -----------------                  -----------------

CASH AND CASH EQUIVALENTS, end of period                                   $             8,461                $            10,206
                                                                              =================                  =================


 The accompanying notes are an integral part of these consolidated statements.

Three-Five Systems, Inc. and Subsidiaries Notes to Consolidated Financial
- -------------------------------------------------------------------------
Statements
- ----------


Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

Note B Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents assumed outstanding during the three- and six-month periods. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

Note C        Inventories consist of the following at:

                                          June 30, 1996        December 31, 1995
                                          -------------        -----------------
                                           (Unaudited)
                                                     (in thousands)
              Raw Materials                  $ 8,623                $  9,257
              Work-In-Process                  2,552                   2,002
              Finished Goods                   4,068                   2,444
                                             -------               ---------
                                             $15,243                 $13,703
                                             =======                 =======



Note D        Property, plant, and equipment consist of the following at:


                                          June 30, 1996        December 31, 1995
                                          -------------        -----------------
                                           (Unaudited)
                                                     (in thousands)
              Building and
              improvements                   $10,418                 $10,375

              Furniture and
              equipment                       28,278                  27,971
                                              ------                 -------
                                              38,696                  38,346
              Less-accumulated
              depreciation                    (6,538)                 (4,853)
                                             -------                 -------
                                             $32,158                 $33,493
                                             =======                 =======

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995.

         Net sales were $14,457,000 for the quarter ended June 30, 1996, a decrease of 34.6 percent compared with net sales of $22,105,000 for the quarter ended June 30, 1995. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales decrease was primarily a result of lower order rates from a major wireless communications customer for existing product programs. That customer informed the Company during the first quarter that it had decided to phase out the Company's highest volume, longest running programs more quickly than originally planned. The unexpected reduction of those programs was the greatest contributor to the reduced revenue in the second quarter. The long product development time in the custom business prevented the Company from quickly replacing the phased out programs. In the second quarter, the Company's largest customer accounted for net sales of $9,295,000 compared with net sales of $17,288,000 to that customer for the quarter ended June 30, 1995, for an overall decrease in net sales to the Company's largest customer of 46.2 percent. The Company's major customer accounted for approximately 64.3 percent of the net sales in the second quarter 1996 compared with approximately 78.2 percent for the comparable quarter in 1995. All other customers accounted for net sales of $5,162,000 for the quarter ended June 30, 1996 compared with the net sales of $4,817,000 for the quarter ended June 30, 1995, for an overall increase of 7.2%.

         Cost of sales, as a percentage of net sales, increased to 82.6 percent for the quarter ended June 30, 1996 as compared with 73.0 percent for the quarter ended June 30, 1995. The corresponding decline in the gross margin in the second quarter was the result of a number of factors, including increased provisions for excess and obsolete inventory, manufacturing variances occurring as a result of decreased volume and material purchases, and sales of low margin rework products.

         Selling, general, and administrative expense increased to $1,471,000 for the quarter ended June 30, 1996 from $1,213,000 for the quarter ended June 30, 1995. The 21.3 percent increase resulted primarily from wages, accounting, and consulting expenses. The increase in such expenses reflects the Company's growing customer base and the increased costs associated with administering that more diversified customer base. Selling, general, and administrative expense increased as a percentage of net sales to 10.2 percent for the quarter ended June 30, 1996 from 5.5 percent for the quarter ended June 30, 1995, primarily as a result of decreased sales.

         Research and development expense totaled $820,000, or 5.7 percent of net sales, for the quarter ended June 30, 1996 as compared with $401,000, or 1.8 percent of net sales, for the quarter ended June 30, 1995. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, and various expenses for projects. Research and development expense has increased as the Company has invested in new technologies and manufacturing processes and has continued with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona. The Company believes that continued investments in research and development relating to manufacturing processes and new display technology are necessary to remain competitive in its marketplace. Further, the development of the high-volume manufacturing LCD line will help reduce its dependence on foreign suppliers. Accordingly, the Company expects that research and development expenses will continue to increase in absolute dollars and percentages for the remainder of 1996.

         Interest income (net) for the quarter ended June 30, 1996 was $133,000, down from $279,000 for the quarter ended June 30, 1995. The decrease in interest income was the result of investing lower average cash balances during the quarter. Other expenses (net) was $72,000 for the quarter ended June 30, 1996 as compared with other income (net) of $27,000 for the quarter ended June 30, 1995. The difference was due primarily to a net foreign exchange loss for the quarter ended June 30, 1996 as compared with a net foreign exchange gain for the quarter ended June 30, 1995, increased closed facilities expenses for the quarter ended June 30, 1996, and a gain on sale of assets for the quarter ended June 30, 1995.

         The provisions for income taxes decreased to $113,000 for the quarter ended June 30, 1996 from $1,840,000 for the quarter ended June 30, 1995. This resulted primarily from lower pre-tax income in the quarter ended June 30, 1996 as compared with the same period in 1995.

         Net income decreased to $170,000, or $0.02 per share, for the quarter ended June 30, 1996 from $2,819,000, or $0.35 per share, for the quarter ended June 30, 1995.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995.

         Net sales were $32,539,000 for the six months ended June 30, 1996, a decrease of 30.2 percent compared with net sales of $46,588,000 for the six months ended June 30, 1995. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales decrease was primarily a result of lower order rates from a major wireless communications customer for existing product programs. The long product development time in the custom business prevented the Company from quickly replacing the phased out programs. In the six-month period ended June 30, 1996, the Company's largest customer accounted for net sales of $22,619,000 compared with net sales of $37,735,000 to that customer for the six months ended June 30, 1995 for an overall decrease of 40 percent. The Company's major customer accounted for approximately 69.5 percent of the net sales for the six months ended June 30, 1996 compared with approximately 81 percent for the comparable period in 1995. All other customers accounted for net sales of $9,920,000 for the six months ended June 30, 1996 compared with the net sales of $8,853,000 for the six months ended June 30, 1995, which is an overall increase of 12.1 percent.

         Cost of sales, as a percentage of net sales, increased to 81.0 percent for the six months ended June 30, 1996 as compared with 72.4 percent for the six months ended June 30, 1995. The corresponding decline in the gross margin was the result of a number of factors, including increased provisions for excess and obsolete inventory, manufacturing variances occurring as a result of decreased volume and material purchases, and sales of low margin rework products.

         Selling, general, and administrative expense increased to $2,930,000 for the six months ended June 30, 1996 from $2,485,000 for the six months ended June 30, 1995. The 17.9 percent increase resulted primarily from wages, legal, accounting, recruiting\relocation, consulting, and bad debt expenses. Selling, general, and administrative expense increased as a percentage of net sales to
9.0 percent for the six months ended June 30, 1996 from 5.3 percent for the six months ended June 30, 1995, primarily as a result of decreased sales. Research and development expense totaled $1,830,000, or 5.6 percent of net sales, for the six months ended June 30, 1996 as compared with $806,000, or 1.7 percent of net sales, for the six months ended June 30, 1995.

         Interest income (net) for the six months ended June 30, 1996 was $152,000, down from $621,000 for the six months ended June 30, 1995. The decrease in interest income was the result of investing lower average cash balances during the six months. Other expenses (net) increased to $99,000 for the six months ended June 30, 1996 from $15,000 for the six months ended June 30, 1995. The increase was due primarily to increased closed facilities expenses and a loss on sale of assets for the six months ended June 30, 1996 as compared to a gain on sale of assets for the six months ended June 30, 1995.

         The provisions for income taxes decreased to $595,000 for the six months ended June 30, 1996 from $4,050,000 for the six months ended June 30, 1995. This resulted primarily from lower pre-tax income in the six months ended June 30, 1996 as compared with the same period in 1995.

         Net income decreased to $892,000, or $0.11 per share, for the six months ended June 30, 1996 from $6,133,000, or $0.76 per share, for the six months ended June 30, 1995.



Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Company generated $7,296,000 in cash flow from operations as compared with $744,000 during the same period in 1995. The increase in cash flow from operations with substantially lower earnings was primarily due to the significant increase in the Company's non-cash expenses of depreciation and inventory reserves as well as the substantial reduction of its accounts receivable. The Company's working capital increased to $24,659,000 at June 30, 1996 from $22,400,000 at December 31, 1995, primarily as a result of the payoff of the Company's short-term debt. The Company's current ratio at June 30, 1996 was 5.5-to-1 as compared with a current ratio of 4.0-to-1 at December 31, 1995.

         During the six months ended June 30, 1996, the Company's primary financing activity was to repay with cash flow from operations $3,000,000 of debt that was outstanding under the revolving line of credit at December 31, 1995. In December 1995, the Company entered into a new $15.0 million unsecured revolving line of credit, which matures May 31, 1997, with its primary lender, Wells Fargo Bank (formerly, First Interstate Bank of Arizona). The new unsecured revolving line of credit modified the $5.0 million revolving line of credit entered into in June 1995. At June 30, 1996, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 150 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1997. Three-Five Systems Limited had no borrowings outstanding under this line of credit at June 30, 1996.

         Capital expenditures during the six months ended June 30, 1996 were approximately $396,000, as compared with $17,778,000 during the same period in 1995. Capital expenditures for the six months ended June 30, 1996 consisted primarily of manufacturing equipment for its operations in Manila and Arizona. Expenditures for the six months ended June 30, 1995 consisted primarily of progress payments on its new manufacturing and headquarters facility in Tempe, Arizona as well as equipment for its operations in Manila and Arizona. The Company expects to expend nearly $2 million in the remainder of 1996 on capital equipment and expenditures related to advanced manufacturing processes, the high-volume LCD line and necessary manufacturing equipment.

         The Company believes that its capital, together with the loan commitments described above and anticipated cash flow from operations, will provide adequate sources to fund operations in the near term. The Company anticipates that any additional cash requirements as the result of operations or capital expenditures will be financed through cash flow from operations or borrowings from the Company's primary lender.

Effects of Inflation and Foreign Currency Exchange Fluctuations

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. An exception is the Company's sub-assembly agreement in the Philippines, which is based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the Philippine peso. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

Business Outlook and Risk Factors

         The principal challenge facing the Company in the remainder of 1996 and on into 1997 is the ongoing development of new programs to replace those older programs of the Company's major customer that are being phased out more quickly than expected. Due to the long product life cycle inherent in the custom business, however, the third and possibly fourth quarter will be adversely impacted by the unexpected phase out of those programs by the Company's major customer. The adverse impact will occur through reduced revenue and margins, with the margins expected to suffer principally from decreased absorption (as a result of manufacturing inefficiencies from reduced sales). It is very possible that the Company will have a loss for the third and/or fourth quarter. However, it is the business plan of the Company to have record or near-record revenue in 1997. Further, the Company expects that increased production and inventory turns in 1997 will allow the Company's margins to return to the low- or mid-twenties as a percent of revenue.

         In the past several years, a majority of the Company's business has been in the communications industry and has been with one customer. The Company continues, however, to establish new customer relationships with major OEMs in an effort to diversify its customer and market base. Less than one-third of the current programs in the design or pilot production phase are with its major customer, and not all of those customer's design or pilot production programs are in the cellular market. The Company expects that nearly two-thirds of the current programs in the design or pilot production phase will ramp into production in the third and fourth quarters of this year. It is expected that in the second half of 1996, the Company's major customer will account for less than 60 percent of its revenue. In addition, the programs scheduled to ramp into production early in 1997 for new customers are expected to have large volume requirements and provide significant revenue. In 1997, the business plan of the Company calls for its current major customer to account for approximately 40 percent of its revenue.

         The Company's future operating results may be affected by various trends, developments and factors that the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements and risk factors set forth below and in the Company's other filings with the Securities and Exchange Commission, including its Form 10-K, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company. Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for the remainder of 1996 and 1997 as well as the Company's expectations relating to future design and production orders. Risk factors include the risk of having just a few customers supplying the majority of its business, the ability of the Company to complete satisfactory design services and secure future production orders, the ability of the Company to penetrate new markets and diversify its customer base, the impact of competitive products and pricing, product demand and acceptance for the products of the Company's customers, manufacturing inefficiencies, inventory risks, technological difficulties including the ability of the Company to implement new manufacturing processes and ramp the LCD line into full production, the availability of parts and supplies from third-party suppliers on a timely basis and at reasonable prices, including the availability of glass from its Asian suppliers and its own LCD line, and general economic conditions.

         As noted previously, one customer is currently responsible for a majority of the Company's business. Although that customer is expected to account for only 40 percent of the Company's revenue in 1997, the majority of the Company's business in 1997 will still likely come from a core customer base. Thus, any material delay, cancellation, or reduction of orders from those core customers could have a material adverse effect on the Company's operations. The Company has no firm long-term volume purchase commitments from its customers. Thus, customer commitments can be canceled and expected volume levels can change or be delayed. The timely replacement of canceled, delayed, or reduced commitments cannot be assured and, among other things, could result in the Company holding excess and obsolete inventory. These risks are exacerbated because a majority of the Company's expected sales will be to customers in the electronics industry, which is subject to rapid technological change and obsolescence.

         Another risk, which is inherent in custom manufacturing, is the satisfactory completion of design services and securing production orders. Completion of the design is dependent on the customer's changing needs and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material effect on the Company's operations if the expected production order for that product was significant. It is expected that as much as two-thirds of the Company's anticipated revenue for 1997 will come from programs currently in the design or pilot production stage.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers and the unavailability or shortage of materials could cause delays or lost orders, either of which could have a material adverse effect on the Company.

         Finally, the Company's success, especially in penetrating new markets and increasing its OEM customer base, depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely effect the Company's operations.

         As a result of the noted factors, the Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by investors and brokers could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, other factors which generally affect the market for stocks of high technology companies could cause the price of the Company's stock to fluctuate substantially over short periods.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company's Annual Meeting of Stockholders was held on April 24, 1996. All of the nominees were elected to the Company's Board of Directors as set forth in the Proxy Statement as follows:

         Nominees                              Votes in Favor  Against
         --------                              --------------  -------
         David R. Buchanan                     6,090,986       90,681
         David C. Malmberg                     6,095,749       85,918
         Burton E. McGillivray                 6,096,215       85,452
         Jeffrey A. Wilson                     6,092,355       89,312


Also voted upon by the stockholders was the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996.

              Votes in Favor                Opposed           Abstain
              --------------                -------           -------
                   6,129,842                 27,716            24,109

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


                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                                  (Registrant)



Dated:  July 25, 1996            By  /s/ Jeffrey D. Buchanan
        -------------              --------------------------------
                                      Jeffrey D. Buchanan

                                  Its Vice President-Finance, Administration and
                                      ------------------------------------------
                                      Legal; Chief Financial Officer
                                      ------------------------------