Form 10-Q
period 1996-09-30
THREE FIVE SYSTEMS INC
filed 1996-10-23
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      ----

                                    FORM 10-Q
     Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
                                   Act of 1934

                      For Quarter Ended September 30, 1996
                                        ------------------

                          Commission File Number 1-4373
                                                 ------

                            THREE-FIVE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               86-0654102
-------------------------------                            ---------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                            Identification Number

1600 North Desert Drive, Tempe, Arizona                                  85281
---------------------------------------                                ---------
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

YES     X     NO
      -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF September 30, 1996
-----                                       ------------------------------------

Common                                                    7,779,829
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS


                                     PART I - FINANCIAL INFORMATION
                                                                                                Page
                                                                                                ----
ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets-
                           September 30, 1996 and December 31, 1995..........................     1

                  Consolidated Statements of Income (Loss)-
                           Three Months and Nine Months Ended September 30, 1996 and 1995....     2

                  Consolidated Statements of Cash Flows-
                           Nine Months Ended September 30, 1996 and 1995.....................     3

                  Notes to Consolidated Financial Statements.................................     4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION......................................     5


                                     PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..........................................     10

SIGNATURES..................................................................................     11

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1996           1995
                                                                      -------------  ------------
                                                                        (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 9,878       $ 4,551
  Accounts receivable, net                                                 4,686         9,346
  Inventories, net                                                         6,215        13,703
  Deferred tax asset                                                       6,376         1,826
  Other current assets                                                     2,696           491
                                                                         -------       -------

       Total current assets                                               29,851        29,917

PROPERTY, PLANT AND EQUIPMENT, net                                        31,334        33,493

COST IN EXCESS OF NET ASSETS ACQUIRED, net                                   140           170

OTHER ASSETS                                                                 197           200
                                                                         -------       -------


                                                                         $61,522       $63,780
                                                                         =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                       $ 3,658       $ 3,199
  Accrued liabilities                                                      4,685         1,318
  Current maturities of long-term debt                                      --           3,000
  Current taxes payable                                                     --            --
                                                                         -------       -------

       Total current liabilities                                           8,343         7,517
                                                                         -------       -------

 LONG-TERM DEBT, net of current maturities                                  --            --
                                                                         -------       -------


DEFERRED TAX LIABILITY                                                     2,528         1,039
                                                                         -------       -------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                                           --            --
  Common stock                                                                78            77
  Additional paid-in capital                                              32,298        32,286
  Retained earnings                                                       18,261        22,847
  Cumulative translation adjustment                                           14            14
                                                                         -------       -------

       Total stockholders' equity                                         50,651        55,224
                                                                         -------       -------

                                                                         $61,522       $63,780
                                                                         =======       =======

The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                      (in thousands, except share amounts)

                                                                          THREE MONTHS                    NINE MONTHS
                                                                       ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                  ---------------------------     ---------------------------

                                                                      1996            1995            1996            1995
                                                                  -----------     -----------     -----------     -----------
NET SALES                                                         $    13,118     $    24,217     $    45,657     $    70,805
                                                                  -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
     Cost of sales                                                     19,798          19,790          46,143          53,510
     Selling, general and administrative                                1,316           1,419           4,246           3,904
     Research and development                                           1,074             770           2,904           1,576
                                                                  -----------     -----------     -----------     -----------
                                                                       22,188          21,979          53,293          58,990
                                                                  -----------     -----------     -----------     -----------

         Operating income (loss)                                       (9,070)          2,238          (7,636)         11,815


OTHER INCOME (EXPENSE):
  Interest, net                                                            90             120             242             741
  Other, net                                                              (17)            (14)           (116)            (29)
                                                                  -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES         (8,997)          2,344          (7,510)         12,527
         Provision for (benefit from) income taxes                     (3,519)            961          (2,924)          5,011
                                                                  -----------     -----------     -----------     -----------


NET INCOME (LOSS)                                                 $    (5,478)    $     1,383     $    (4,586)    $     7,516
                                                                  ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER COMMON SHARE AND COMMON
SHARE EQUIVALENT                                                  $     (0.70)    $      0.17     $     (0.59)    $      0.93
                                                                  ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING                                                         7,779,492       8,088,318       7,763,687       8,086,454
                                                                  ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           ---------------------

                                                                             1996         1995
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $ (4,586)    $  7,516
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation and amortization                                         2,626        1,553
        Provision (reduction) of accounts receivable valuation reserves          46          (61)
        Provision of inventory valuation reserves                             6,203        1,076
        (Gain) loss on disposal of assets                                        15          (38)
  Change in assets and liabilities:
        (Increase) decrease in accounts receivable                            4,614       (3,499)
        (Increase) decrease in inventories                                    1,285       (6,968)
        Increase in other assets                                               (671)        (550)
        Increase in accounts payable and accrued liabilities                  3,826        3,206
        Decrease in taxes payable, net                                       (4,592)      (1,246)
                                                                           --------     --------

             Net cash provided by operating activities                        8,766          989
                                                                           --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    (453)     (26,119)
  Proceeds from sale of furniture and equipment                                   1          278
                                                                           --------     --------

             Net cash used for investing activities                            (452)     (25,841)
                                                                           --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net payments on notes payable to banks                                     (3,000)        --
  Principal payments on and retirement of long-term debt                       --           (182)
  Stock options exercised                                                        13           29
                                                                           --------     --------

             Net cash used for financing activities                          (2,987)        (153)
                                                                           --------     --------

Effect of exchange rate changes on cash and cash equivalents                      0           (2)
                                                                           --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          5,327      (25,007)
CASH AND CASH EQUIVALENTS, beginning of period                                4,551       27,136
                                                                           --------     --------

CASH AND CASH EQUIVALENTS, end of period                                   $  9,878     $  2,129
                                                                           ========     ========

The accompanying notes are an integral part of these consolidated statements.

              Three-Five  Systems,  Inc. and Subsidiaries  Notes to Consolidated
              ------------------------------------------------------------------
              Financial Statements
              --------------------


Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1996. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and accompanying notes thereto.

Note B        Earnings  (loss) per share is  computed  by dividing  net earnings
              (loss) by the weighted average number of common shares and common share equivalents assumed outstanding during the three- and nine-month periods. For the three and nine months ended September 30, 1996, no common share equivalents were considered in the calculation of earnings (loss) per share as the effect was antidilutive. For all other periods presented common share equivalents have been included in the calculation of earnings
              (loss) per share. Fully diluted earnings (loss) per share is considered equal to primary earnings (loss) per share in all periods presented.

Note C        Inventories consist of the following at:

                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------
                                            (Unaudited)
                                                     (in thousands)
              Raw Materials                  $  2,871              $  9,257
              Work-In-Process                   1,829                 2,002
              Finished Goods                    1,515                 2,444
                                             --------              --------
                                             $  6,215              $ 13,703
                                             ========              ========



Note D        Property, plant, and equipment consist of the following at:


                                          September 30, 1996  December 31, 1995
                                          ------------------  -----------------
                                           (Unaudited)
                                                     (in thousands)
              Building and
              improvements                   $10,427                 $10,375

              Furniture and
              equipment                       28,304                  27,971
                                             -------                 -------
                                              38,731                  38,346
              Less-accumulated
              depreciation                    (7,397)                 (4,853)
                                             -------                 -------
                                             $31,334                 $33,493
                                             =======                 =======

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------
Three Months Ended September 30, 1996 Compared with Three Months Ended September
--------------------------------------------------------------------------------
30, 1995.
---------

         Net sales were $13,118,000 for the quarter ended September 30, 1996, a decrease of 45.8 percent compared with net sales of $24,217,000 for the quarter ended September 30, 1995. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales decrease was primarily a result of lower order rates from a major wireless communications customer for existing product programs. That customer informed the Company during the first quarter that it had decided to phase out the Company's highest volume, longest running programs more quickly than originally planned. The unexpected reduction of those programs was the greatest contributor to the reduced revenue in the third quarter. The long product development time in the custom business prevented the Company from quickly replacing the phased out programs. In the third quarter, the Company's largest customer accounted for net sales of $8,905,000 compared with net sales of $19,300,000 to that customer for the quarter ended September 30, 1995, for an overall decrease in net sales to the Company's largest customer of 53.9 percent. The Company's major customer accounted for approximately 67.9 percent of the net sales in the third quarter 1996 compared with approximately 79.7 percent for the comparable quarter in 1995. All other customers accounted for net sales of $4,213,000 for the quarter ended September 30, 1996 compared with the net sales of $4,917,000 for the quarter ended September 30, 1995, for an overall decrease of 14.3%.

         Cost of sales, as a percentage of net sales, increased to 150.9 percent for the quarter ended September 30, 1996 as compared with 81.7 percent for the quarter ended September 30, 1995. The corresponding decline in the gross margin in the third quarter was the result of a number of factors, including increased provisions for excess and obsolete inventory, manufacturing variances occurring as a result of decreased manufacturing volume and material purchases, and sales of low margin rework products. Without the provision for excess and obsolete inventory, the cost of sales, as a percentage of net sales, would have been 97.3 percent for the third quarter.

         Selling, general, and administrative expense decreased to $1,316,000 for the quarter ended September 30, 1996 from $1,419,000 for the quarter ended September 30, 1995. The 7.3 percent decrease was due to lower bad debt expense and lower directors and officers insurance premiums offset by increased salaries and benefits. Selling, general, and administrative expense increased as a percentage of net sales to 10.0 percent for the quarter ended September 30, 1996 from 5.9 percent for the quarter ended September 30, 1995, primarily as a result of decreased sales.

         Research and development expense totaled $1,074,000, or 8.2 percent of net sales, for the quarter ended September 30, 1996 as compared with $770,000, or 3.2 percent of net sales, for the quarter ended September 30, 1995. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, and various expenses for projects. Research and development expense has increased as the Company has invested in new technologies and manufacturing processes and has continued with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona. The Company believes that continued investments in research and development relating to manufacturing processes and new display technology are necessary to remain competitive in its marketplace as well as providing opportunities for growth. Further, the development of the high-volume manufacturing LCD line will help reduce its dependence on foreign suppliers. Accordingly, the Company expects that research and development expenses will continue to increase in absolute dollars for the remainder of 1996 and on into 1997.

         Interest income (net) for the quarter ended September 30, 1996 was $90,000, down from $120,000 for the quarter ended September 30, 1995. The decrease in interest income was the result of investing lower average cash balances during the quarter. Other expenses (net) was $17,000 for the quarter ended September 30, 1996 as compared with $14,000 for the quarter ended
September 30, 1995. The difference was due to increased foreign exchange loss, decreased closed facilities expenses, a loss on sale of assets for the quarter ended September 30, 1996 as compared to a gain on sale of assets for the quarter ended September 30, 1996 and miscellaneous income for the quarter ended September 30, 1996.

         There was a benefit from income taxes of $3,519,000 for the quarter ended September 30, 1996 as compared to a provision for income taxes of $961,000 for the quarter ended September 30, 1995. This resulted primarily from a loss in the quarter ended September 30, 1996, as compared with income in the same period in 1995.

         Net loss was $5,478,000, or $0.70 per share, for the quarter ended September 30, 1996 as compared to net income of $1,383,000, or $0.17 per share, for the quarter ended September 30, 1995. Without the provision for excess and obsolete inventory, the net loss for the third quarter would have been $1,179,000 or $0.15 per share.

Nine Months Ended  September 30, 1996 Compared with Nine Months Ended  September
--------------------------------------------------------------------------------
30, 1995.
---------

         Net sales were $45,657,000 for the nine months ended September 30, 1996, a decrease of 35.5 percent compared with net sales of $70,805,000 for the nine months ended September 30, 1995. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales decrease was primarily a result of lower order rates from a major wireless communications customer for existing product programs. The long product development time in the custom business prevented the Company from quickly replacing the phased out programs. In the nine-month period ended September 30, 1996, the Company's largest customer accounted for net sales of $31,523,000 compared with net sales of $57,035,000 to that customer for the nine months ended September 30, 1995 for an overall decrease of 44.7 percent. The Company's major customer accounted for approximately 69.0 percent of the net sales for the nine months ended September 30, 1996 compared with approximately 80.6 percent for the comparable period in 1995. All other customers accounted for net sales of $14,134,000 for the nine months ended September 30, 1996 compared with net sales of $13,770,000 for the nine months ended September 30, 1995.

         Cost of sales, as a percentage of net sales, increased to 101.1 percent for the nine months ended September 30, 1996 as compared with 75.6 percent for the nine months ended September 30, 1995. The corresponding decline in the gross margin was the result of a number of factors, including increased provisions for excess and obsolete inventory, manufacturing variances occurring as a result of decreased manufacturing volume and material purchases, and sales of low margin rework products. Without the provision for excess and obsolete inventory taken in the third quarter, the cost of sales, as a percentage of net sales, would have been 85.7 percent for the nine month period.

         Selling, general, and administrative expense increased to $4,246,000 for the nine months ended September 30, 1996 from $3,904,000 for the nine months ended September 30, 1995. The 8.8 percent increase resulted primarily from wages, legal, accounting and consulting expenses offset by lower directors and officers insurance premiums and bad debt expense. Selling, general, and administrative expense increased as a percentage of net sales to 9.3 percent for the nine months ended September 30, 1996 from 5.5 percent for the nine months ended September 30, 1995, primarily as a result of decreased sales. Research and development expense totaled $2,904,000, or 6.4 percent of net sales, for the nine months ended September 30, 1996 as compared with $1,576,000, or 2.2 percent of net sales, for the nine months ended September 30, 1995. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, and various expenses for projects. Research and development expense has increased as the Company has invested in new technologies and manufacturing processes and has continued with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona

         Interest income (net) for the nine months ended September 30, 1996 was $242,000, down from $741,000 for the nine months ended September 30, 1995. The decrease in interest income was the result of investing lower average cash balances during the nine months. Other expenses (net) increased to $116,000 for the nine months ended September 30, 1996 from $29,000 for the nine months ended September 30, 1995. The increase was due primarily to increased closed facilities expenses, increased foreign exchange loss and a loss on sale of assets for the nine months ended September 30, 1996 as compared to a gain on sale of assets for the nine months ended September 30, 1995.

         There was a benefit from income taxes of $2,924,000 for the nine months ended September 30, 1996 as compared to a provision for income taxes of $5,011,000 for the nine months ended September 30, 1995. This resulted primarily from a loss in the nine months ended September 30, 1996 as compared with income in the same period in 1995.

         Net loss was $4,586,000, or $0.59 per share, for the nine months ended September 30, 1996 as compared to net income of $7,516,000, or $0.93 per share, for the nine months ended September 30, 1995. Without the provision for excess and obsolete inventory taken in the third quarter, the net loss for the first nine months in 1996 would have been $287,000 or $0.04 per share.

Liquidity and Capital Resources

         During the nine months ended September 30, 1996, the Company generated $8,766,000 in cash flow from operations as compared with $989,000 during the same period in 1995. The increase in cash flow from operations with substantially lower earnings was primarily due to the significant increase in the Company's non-cash depreciation expense and inventory reserve provision as well as the substantial reduction of its accounts receivable and inventory. The Company's working capital decreased to $21,508,000 at September 30, 1996 from $22,400,000 at December 31, 1995, primarily as a result of increased accrued liabilities. The Company's current ratio at September 30, 1996 was 3.6-to-1 as compared with a current ratio of 4.0-to-1 at December 31, 1995.

         During the nine months ended September 30, 1996, the Company's primary financing activity was to repay with cash flow from operations $3,000,000 of debt that was outstanding under the revolving line of credit at December 31, 1995. In August 1996, the Company modified its $15.0 million unsecured revolving line of credit, which matures May 31, 1997, with its primary lender, Wells Fargo Bank (formerly, First Interstate Bank of Arizona). The unsecured revolving line of credit modified the $5.0 million revolving line of credit entered into in September 1995. At September 30, 1996, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 150 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1997. Three-Five Systems Limited had no borrowings outstanding under this line of credit at September 30, 1996.

         On August 19, 1996, the Board of Directors authorized the repurchase from time to time of up to one million shares of the Company's common stock on the open market or in negotiated transactions, depending on market conditions and other factors. The closing price of the Company's common stock on the previous trading day was $8.75. In September 1996, the Company received a commitment from Wells Fargo Bank for a new $5 million non-revolving line of credit/term loan to provide financing for the acquisition of any treasury shares (the "Treasury Stock Loan"). It is expected that the Treasury Stock Loan will be available for advances for one year followed by a three year amortization period in which principal will be payable quarterly in equal installments. Advances under the Treasury Stock Loan will be made as either Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 225 basis points in excess of the LIBOR Base Rate. At maturity of the draw period, the Company may chose either a fixed rate at 250 basis points in excess of the Treasury Rate or a variable rate of either the Prime Rate or LIBOR Rate. The Treasury Stock Loan will be secured by all equipment located in the State of Arizona and a non-filed negative pledge on the Company's real estate located at 1600 N. Desert Drive. The Company must apply all proceeds from the sale of any treasury stock to the outstanding principal balance of the Treasury Stock Loan. As of September 30, 1996, no treasury shares had been purchased by the Company.

         Capital expenditures during the nine months ended September 30, 1996 were approximately $453,000, as compared with $26,119,000 during the same period in 1995. Capital expenditures for the nine months ended September 30, 1996 consisted primarily of manufacturing equipment for its operations in Manila and Arizona. Expenditures for the nine months ended September 30, 1995 consisted primarily of payments to complete and equip its new manufacturing and headquarters facility in Tempe, Arizona as well as acquire equipment for its operations in Manila and Arizona. The Company expects to expend approximately $1 million in the remainder of 1996 on capital equipment and expenditures related to advanced manufacturing processes, the high-volume LCD line and necessary manufacturing equipment.

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

Business Outlook and Risk Factors

         The principal challenge facing the Company in the near future is the ongoing development of new programs to replace those older programs of the Company's major customer that are being phased out more quickly than expected. Due to the long product life cycle inherent in the custom business, however, the Company will continue to be adversely impacted in the fourth quarter by the unexpected phase out of those programs by the Company's major customer. The adverse impact will occur through reduced revenue and margins, with the margins expected to suffer principally from decreased absorption (as a result of manufacturing inefficiencies from reduced sales). Although the Company expects that revenue in the fourth quarter will improve over the third quarter, it is possible that the Company may have a loss for the fourth quarter. However, the Company has several new significant programs which are expected to begin production late in the fourth quarter and in the first quarter of 1997. As a result, it is the business plan of the Company for the revenues in 1997 to return to 1995 levels or better. Further, the Company expects that increased production and inventory turns in 1997 will allow the Company's gross margins to gradually return to the low- or mid-twenties as a percent of revenue.

         In the past several years, a majority of the Company's business has been in the communications industry and has been with one customer. The Company continues, however, to establish new customer relationships with major OEMs in an effort to diversify its customer and market base. Of the 24 programs in design engineering, only three are with the Company's major customer, although each of those three programs are significant in size. Fifteen of those 24 programs are in industries other than communications. In 1997, the business plan of the Company calls for its current major customer to account for approximately 40 percent of its revenue and for communication products to account for less than 50 percent of its revenue.

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

         As noted previously, one customer is currently responsible for a majority of the Company's business. Although that customer is expected to account for only 40 percent of the Company's revenue in 1997, the majority of the Company's business in 1997 will still likely come from a core customer base. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations.

         Although the trend of the Company is to enter into more manufacturing contracts with its customers, the principal benefit of these contracts is to clarify order lead times, inventory risk allocation, and similar matters and not to provide firm, long-term volume purchase commitments. The Company has no firm long-term volume purchase commitments from its customers. Thus, customer commitments can be canceled and expected volume levels can change or be delayed. The timely replacement of canceled, delayed, or reduced commitments cannot be assured and, among other things, could result in the Company holding excess and obsolete inventory. These risks are exacerbated because a majority of the Company's expected sales will be to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change and obsolescence.

         Another risk, which is inherent in custom manufacturing, is the satisfactory completion of design services and the securing of production orders. Completion of the design is dependent on the customer's changing needs and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material effect on the Company's operations if the expected production order for that product was significant. It is expected that as much as two-thirds of the Company's anticipated revenue for 1997 will come from programs currently in the design or pilot production stage.

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


                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                                  (Registrant)



Dated:_______________               By ______________________
                                        Jeffrey D. Buchanan

                                    Its: Vice President Finance, Administration
                                         and Legal; Chief Financial Officer