Form 10-K405
period 1996-12-31
THREE FIVE SYSTEMS INC
filed 1997-03-14
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
                 Annual Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                          Commission File Number 1-4373
                                                 ------

                            THREE-FIVE SYSTEMS, INC.
                    -----------------------------------------
                    (Name of Issuer Specified in Its Charter)

                  Delaware                            86-0654102
      -------------------------------             -------------------
      (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

                  1600 North Desert Drive, Tempe, Arizona 85281
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 389-8600
                                ----------------
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
                                                                 Yes  X   No
                                                                     ---     ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State issuer's revenues for its most recent fiscal year:  $60,713,000

         As of March 6, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which stock was sold as of such date in the stock market as reported on the New York Stock Exchange, was $87,942,085. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

         As of March 6, 1997, there were 7,759,629 shares of the issuer's Common Stock outstanding.

         Documents   incorporated   by  reference:   Portions  of  the  issuer's
definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            THREE-FIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS



                                                       PART I

ITEM 1.           DESCRIPTION OF BUSINESS.........................................................................1
ITEM 2.           DESCRIPTION OF PROPERTY........................................................................15
ITEM 3.           LEGAL PROCEEDINGS..............................................................................15
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................15

                                                       PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................16
ITEM 6.           SELECTED FINANCIAL DATA .......................................................................17
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................................18
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................24
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE............................................................24

                                                      PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS ..............................................................24
ITEM 11.          EXECUTIVE COMPENSATION.........................................................................24
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................................24
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................24

                                                       PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K....................................................................................25

SIGNATURES.......................................................................................................27
                                                          i

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

         The Company experienced substantial growth from 1993 through 1995 with net sales increasing from $38.0 million in 1993 to $91.6 million in 1995. The Company's growth during that period, however, depended primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined to $60.7 million, largely as the result of the phase-out by that major customer of a significant family of programs in early 1996, and the Company reported a loss in 1996 as a result of that phase-out and the significant inventory reserve taken during the third quarter. The growth that occurred during the period from 1993 through 1995 allowed the Company to complete construction of the highest volume passive matrix LCD glass production facility in North America, which will enable the Company to produce a substantial portion of its LCD glass requirements, as well as to attract key personnel, expand its research and development efforts, and build its infrastructure. The Company also has undertaken substantial efforts to diversify its business, broaden its customer base, and expand its markets.

         The Company believes that it is positioned to resume its growth as a result of its efforts in expanding its customer base and the markets it serves as well as its strength in designing, prototyping, and producing, on a timely and cost-efficient basis, a wide range of innovative, distinctive, and high-quality user interface devices required in the end products of OEMs. The Company also believes that its research and development capabilities will allow it to develop display technologies and manufacturing processes that will be of benefit to its current and future customers. The Company's design processes utilize advanced computer-aided design software to provide custom solutions for customers' products in time frames and on cost-bases that it believes are competitive. The Company utilizes advanced, flexible manufacturing systems that can accommodate low-volume production runs or highly sophisticated applications in Arizona and high-volume, price sensitive runs in Manila, the Philippines.

         The Company maintains its principal executive offices at 1600 North Desert Drive, Tempe, Arizona 85281, and its telephone number is (602) 389-8600. Unless the context indicates otherwise, all references to the "Company" refer to Three-Five Systems, Inc., its subsidiaries and predecessors.

Technology

         Since the commercial introduction of the first light emitting diodes in the 1960s and twisted nematic liquid crystal displays in the 1970s, the use of LCD and LED indicators has become widespread in industrial and consumer electronic products. Prior to these innovations, the most common displays or indicators had substantial limitations as to their use, especially in terms of size, life, and power consumption. LCD and LED technologies were developed in order to overcome these limitations.

         An LCD modifies light that passes through or is reflected by it, rather than emitting light like an LED. An LCD generally consists of a layer of liquid crystalline material suspended between two glass plates. The crystals align themselves in a predictable manner, and this alignment changes when stimulated electrically. This changed alignment produces a visual representation of the information desired when used in conjunction with a polarizer and either natural ambient light or an external light source.

         An LED chip produces light as the result of the application of direct current at a low voltage. Different wavelengths (colors) can be produced in a product depending upon the manufacturing process and the dopant (impurity) added to the basic chip material, usually gallium arsenide or gallium phosphide. These wavelengths can be visible or non-visible. In the visible range, LED chips produce red, yellow, green, and recently, blue and white colors. In the non-visible range (infrared), the Company's devices utilize 880 nanometer wavelength or 940 nanometer wavelength chips.

Industry Overview

         The Company has benefitted from the determination by certain OEMs in the electronics industry to outsource the design and production of certain components included in the end products of those OEMs. The Company believes that the following factors have contributed to this growing trend among OEMs:

         o As technology has become increasingly sophisticated and complex, it has become more difficult for even the leading OEMs to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components necessary for their products.

         o        Advanced   design   and   manufacturing    processes   require
                  increasingly greater investments for research and development, personnel, and equipment.

         o Competitive market conditions require OEMs to reduce the period of time from product conception to delivery, to differentiate their products from those of their competitors, to improve user friendliness, and to continually enhance product performance and reduce product cost during the life cycle of the product.

         OEMs often design their products to contain user interface devices (including those relating to operational control and informational display) as a highly cost-effective means of differentiating their products from competing products. OEMs then make the decision of whether to use standard devices, to design and produce the devices in-house, or to outsource with a third party for design and production. In making this decision, companies often recognize that their greatest strengths consist of consumer recognition of brand names, market research and product development expertise, and highly developed sales and distribution channels. OEMs also recognize that the desired devices often cannot be obtained "off-the-shelf" and that time constraints and limitations on available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture the desired devices. OEMs often conclude that the logical solution is to focus their resources on those areas (such as marketing and distribution) where they possess the greatest leverage and to outsource the production of devices and components in which they lack the requisite technology and expertise.

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

         By eliminating the duplication and overlap of investment and resources, outsourcing permits the Company and the OEMs to work together and grow at a faster rate than would otherwise be possible. Outsourcing greatly reduces the Company's need to devote time and resources on market development for specific products and allows the Company to concentrate on the development of its display technologies and their applications to a multitude of products.

Products and Services

         The Company currently emphasizes custom designed user interface devices for operational control and informational display functions. The Company believes that custom devices represent the source of its greatest profits and growth potential. For each custom device, the Company works directly with its customer to develop and produce the original design and to manufacture the device in accordance with the customer's specifications. The Company also designs and produces standard or "off-the-shelf" devices, which involve designs that are adaptable to various fixed end uses without modification.

         The Company pursues a strategy designed to enable it to enhance its position as a major, worldwide supplier of custom-designed and manufactured user interface devices for products of leading OEMs in various high growth industries. The Company attempts to identify industries that present the greatest long-term potential for growth at any given time. The Company's research and development activities then focus upon technological developments that attempt to meet the current and future requirements of those industries. The Company seeks to establish strong and long-lasting customer relationships by aligning its prospects with those of its customers and by seeking to make its engineering and advanced manufacturing functions seamless extensions of the product design and production departments of its customers. The Company engages in a careful customer selection process because it recognizes that its own growth and development will be closely aligned with the growth and development of the customers it serves. The Company's strategy currently involves concentrating its efforts on providing design and production services to leading companies in five primary industries: cellular telephones and other wireless communications, data collection, office automation, medical devices, and industrial process controls.

Custom Devices

         LCD and LED custom displays currently account for approximately 91 percent of the Company's revenue. A manufacturer of a complete system or product requiring a specific type of visual display (such as a cellular telephone, medical instrument, business machine, or hand-held data collection device) represents a typical buyer for a custom device.

         The Company has developed a sophisticated design process to meet the specific needs of its customers' applications. Each design project normally involves a cross-functional team of Company engineers who are assigned to a customer program. The team consults with the customer's engineers throughout the design phase, prototype development, and manufacturing process. The Company continues to supply value-added engineering support after the design solution has been developed and integrated into the manufacturing process in an ongoing effort to provide customers with product performance enhancements and cost-reduction opportunities.

Standard Devices

         Standard devices encompass a wide variety of LCD and LED devices having varied applications. "Visible" LCD and LED standard devices include (i) solid state lamps used for indicators, status lights, on-board circuit monitors, and instrumentation; (ii) multi-digit numerical displays used for calculators, industrial controls, data terminals, instrumentation timers, hand-held instruments, event counters, and PCB diagnostics; (iii) integrated displays (with on-board integrated circuit drivers) and alpha numeric displays used for hand-held terminals, minicomputers, telecommunications, and instrumentation word processors; (iv) bar graph displays used for power meters in stereo systems, Ham and CB radio meters, VU meters in tape recorders, process control meters, and replacements for edge meters; and (v) multi-digit numeric displays used for industrial controls, data terminals, test equipment, point of sale, mini-computer readout, and home consumer applications.

         Standard infrared devices include (a) infrared emitters and silicon detectors used for TV remote controls, disk drives, tape drives, printers, encoders, solid state relays, photoelectric controls, slotted switches, reflective switches, intrusion alarms, touch screens, wireless data entry and positioning sensors; and (b) optocouplers used for AC power controls, DC power controls, solid state relays, logic to power interfaces, and power supplies.

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

         The Company seeks to increase its value to its customers by providing responsive, flexible, total manufacturing services. To date, manufacturing services have been concentrated toward the manufacture of LCDs and assembly of Company-designed user interface module assemblies. However, the Company has recognized an increased demand for extended manufacturing services beyond these core services. These extended services may include adding additional components, such as a keypad, microphone, card reader, product housing, or non-display electronic sub-assembly, or the turn-key manufacture of a complete OEM product. The Company intends to pursue extended manufacturing opportunities in those instances when the Company believes it will be profitable to do so.

Manufacturing Facilities

         The Company currently conducts manufacturing operations in Tempe, Arizona and in Manila, the Philippines. The Company completed the construction of its new principal U.S. facility in March 1995. The Arizona facility houses a Class 1000 "clean room" and LCD fabrication and prototyping operation. The Company utilizes the facility primarily to conduct LCD research and development, to produce prototype and pre-production runs of devices for customer approval, to conduct full production runs of low-volume devices, and to develop advanced manufacturing processes that can be applied in Manila during full-scale production. In addition, the facility has the largest LCD glass production capacity in North America. Now fully operational, this highly automated line enables the Company to reduce its dependence on foreign suppliers of LCD glass. Facility personnel include a team of experts ranging from LCD research scientists to specialized engineers with backgrounds in electronics, mechanics, chemistry, physics, and manufacturing. The Company maintains a complete array of state- of-the-art testing and quality control equipment at the facility.

         The Company is a party to an agreement (the "Sub-Assembly Agreement") with Technology Electronic Assembly and Management Pacific Corporation ("TEAM"), pursuant to which TEAM manufactures, assembles, and tests user interface devices for the Company at a facility owned by TEAM located in Manila, the Philippines. The Company is also party to a lease agreement (the "Lease Agreement") with TEAM pursuant to which TEAM leases space to the Company for those manufacturing operations performed by TEAM under the Sub-Assembly Agreement. TEAM manufactures, assembles, and tests devices designed by the Company in the space leased to the Company and pursuant to procedures set forth in the Sub-Assembly Agreement in accordance with specifications supplied by the Company. The Company owns the manufacturing, assembling, and testing equipment (including automated die attach and wire bond equipment with automatic pattern recognition features for die and wire placement for LED die) as well as the processes and documentation used by TEAM at the Manila facility. Pursuant to the Sub-Assembly Agreement, the Company supplies all direct materials to TEAM that are necessary to meet forecasted production levels specified by the Company. The Company pays TEAM for the sub-assembly of the Company's devices based upon a negotiated hourly rate. The Company also employs professional personnel, including an Operations Manager, with a support staff consisting of manufacturing, quality, and process engineers, and logistics personnel at the Manila facility.

         The Sub-Assembly Agreement and Lease Agreement between the Company and TEAM extend through December 31, 1999 and from year to year thereafter. The Sub-Assembly Agreement requires minimum production levels to be maintained. The termination of the Lease Agreement or Sub-Assembly Agreement or the inability of TEAM to fulfill its requirements under the Sub-Assembly Agreement would require the Company to acquire additional manufacturing facilities or to contract for additional manufacturing services. The Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. These circumstances could affect the Company's ability to obtain products pursuant to the SubAssembly Agreement, although there has not been any material interruption of operations to date. The termination of or the inability of the Company to obtain products pursuant to the Sub-Assembly Agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company.

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

Sales and Marketing

         The Company markets its services primarily in North America, Europe, and Asia through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network. This network includes two franchised distributors in approximately 96 sales offices. A staff of in-house, Arizona-based sales and marketing personnel directs and aids the franchised distributors. The Company also has sales offices in Arlington Heights, Illinois; Flemington, New Jersey; and Tempe, Arizona.

         The Company's sales to customers in Europe represented approximately 46 percent of net sales in 1996. In addition to a direct technical sales force, the Company distributes products in Europe through a network of distributors, augmented in some regions by marketing representatives. This network receives support from the marketing, customer service, and support staff employed by the Company's subsidiary, Three-Five Systems Limited, located in Swindon, England. The European staff and network of distributors provide marketing, consulting, and product design input locally for customers throughout Western Europe.

Customers

         The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in five primary industries: cellular telephones and other wireless communications, data collection, office automation, medical devices, and industrial process controls. As a result, the Company generally derives its revenue from services provided to a limited number of customers. The Company's largest customer is Motorola, Inc. ("Motorola"). Sales to Motorola are made through 12 buyers operating in five separate product divisions. The Company currently designs and manufactures user interface devices used in approximately 42 individual product programs for Motorola. During 1996, the five largest of these programs accounted for 9.6 percent, 7.5 percent, 6.6 percent, 4.9 percent, and 2.5 percent, respectively, of the Company's total revenue, and the remaining product programs in the aggregate accounted for approximately 34 percent of the Company's total revenue. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1996. See "Special Considerations - Substantial Reliance on Certain Customers" contained in Item 1 of this Report.

Backlog

         As of December 31, 1996, the Company had a backlog of orders of approximately $17.9 million, all of which orders are believed to be firm and all of which are expected to be filled during fiscal 1997. The backlog of orders at December 31, 1995 was approximately $21.3 million. The Company's business has not been seasonal to date.

Patents and Trademarks

         The Company's business does not depend on patent or trademark protection. The Company has recently received a patent on a technology, which the Company refers to as LCiD(TM) or liquid crystal intense display. This is a type of LCD that incorporates a proprietary approach to designing a dot matrix LCD.

Raw Materials

         The principal raw materials used in producing the Company's displays consist of gallium arsenide and gallium phosphorous wafers and die, LCD glass, driver die, circuit boards, molded plastic parts, lead frames, wire, chips, and packaging materials. The Company's procurement strategy provides alternative sources of supplies for the majority of these materials. Many of such materials, however, must be obtained from foreign suppliers, which subjects the Company to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. The Company's suppliers currently are meeting the requirements of the Company, and strategic supplier alliances have further strengthened relations with offshore suppliers. The Company's ability to produce a significant percentage of its requirements of LCD glass in its new facility is expected to reduce the Company's dependence on foreign suppliers. See "Special Considerations - Shortage of Raw Materials and Supplies" contained in Item 1 of this Report.

Competition

         The Company believes that Optrex America, Inc., Seiko-Epson, Seiko Instruments, Vikay Industrial Pte. Limited, PCI Limited, and Philips Components B.V. constitute the principal competitors for the Company's LCD devices. Hewlett-Packard, Rohm Co., Ltd., LiteOn, Inc., Siemens, Inc., Stanley Electric Company, Ltd., and Quality Technologies Corp. constitute its principal competitors for its LED devices. Most of these competitors are large companies that have greater financial, technical, marketing, manufacturing, and personnel resources than the Company. The revenue, profitability, and success of the Company depend substantially upon its ability to compete with other providers of user interface devices. No assurance can be given that the Company will continue to be able to compete successfully with such organizations.

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

Research and Development

         The Company conducts an active and ongoing research, development, and engineering program that focuses on advancing technology, developing improved design and manufacturing processes, and improving the overall quality of the products and services that the Company provides. Research and development personnel concentrate on LCD technology, especially improving performance of current products and expanding the technology to serve new markets. Research and development also is conducted in manufacturing processes, including those associated with efficient, high-volume production and electronic packaging.

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

         In 1991, the Company received a notice of potential liability at the Barkhamsted-New Hartford Landfill Site in Barkhamsted, Connecticut from the United States Environmental Protection Agency ("EPA"). No further administrative action was taken against the Company and the Company has recently been advised by a representative of the EPA that the Company will have no liability with respect to this matter.

         In a separate matter, the Company conducted a clean-up of limited chemical contamination at its former property located in Barkhamsted, Connecticut. The contamination was caused by the previous owner of the property, and not as a result of any of the Company's operations. The Company has contracted with an environmental consulting firm for assistance with the clean-up process and has complied with the requests and recommendations of the Connecticut Environmental Protection Agency throughout the process. The Company believes that the source of the contamination has been removed from the property and that the clean-up has been completed. Four monitoring wells have been installed to permit periodic chemical analysis to be made at the property. The property was sold on June 25, 1995, subject to the Company making its best efforts to obtain from either the Connecticut or federal Environmental Protection Agency documentation to the effect that the property is clean and that there is no actionable contamination in the vicinity of the property.

Employees

         As of December 31, 1996, the Company employed a total of 195 persons. This number includes 148 full-time and approximately 26 temporary employees at its principal U.S. facility in Tempe, Arizona. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

         TEAM provides the personnel engaged in the assembly of the Company's devices in Manila pursuant to the Sub-Assembly Agreement between the Company and TEAM. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report. As of December 31, 1995, approximately 1,150 persons performed direct and indirect labor operations at the Manila facility through the Sub-Assembly Agreement with TEAM.

Executive Officers

         The following table sets forth information concerning each of the executive officers of the Company:

Name                        Age                        Position
----                        ---                        --------

David R. Buchanan           64         Chairman of the Board, President, and Chief Executive Officer
Vincent C. Hren             46         Vice President - Operations
Dan J. Schott               57         Vice President - Research and Development
James F. Bowser             55         Vice President - New Product Development
Bruce E. Sedlak             43         Vice President - Sales
Jeffrey D. Buchanan         41         Vice President - Finance, Administration, and Legal;
                                          Chief Financial Officer; Secretary; and Treasurer
Elizabeth A. Sharp          35         Vice President - Corporate Relations

         David R. Buchanan has been Chairman of the Board, President, Chief Executive Officer, and a Director of the Company since its formation in February 1990. Mr. Buchanan served as Treasurer of the Company from May 1990 until January 1994 and as Chairman of the Board, Chief Executive Officer, President, and a Director of one of the predecessors of the Company from October 1986, February 1987, and November 1985, respectively, until the predecessor's merger into the Company in May 1990.

         Vincent C. Hren has been Vice President - Operations of the Company since August 1996 and served as Vice President - Manufacturing Operations from January 1996 to August 1996. Mr. Hren served as Vice President - Worldwide Automotive of Graco Inc. from 1994 to 1995. Mr. Hren served as Vice President - Worldwide Operations for Fisher-Rosemount Systems, Inc. from 1993 to 1994, General Manager of Rosemount Analytical, Inc. from 1992 to 1993, and held various management positions with Fisher-Rosemount, Inc. from 1974 to 1992.

         Dan J. Schott has been Vice President - Research and Development of the Company since January 1994. From 1988 to January 1994, Mr. Schott was an Associate Director with Honeywell Inc., where his responsibilities included flat panel display research and development. From 1981 until 1987, he held various engineering management and program management positions with Sperry Rand Corp.

         James F. Bowser has been Vice President - New Product Development of the Company since March 1997 and has served in a variety of executive positions with the Company since August 1990, including as the Company's Vice President - Sales and Marketing and Vice President - Manufacturing Operations. From January 1985 until August 1990, he held a variety of executive positions with National Computer Systems, Inc.

         Bruce E. Sedlak has served as Vice President - Sales of the Company since February 1997. Mr. Sedlak served as Regional Sales Manager of Auspex Systems, Inc. from August 1994 until February 1997. From January 1993 to January 1995, Mr. Sedlak served as President and Chief Executive Officer of Summit Solutions, Inc. and from March 1991 to January 1993 he served as Vice President and General Manager of VERSYSS Southwest, Inc. Mr. Sedlak held various management positions with UNISYS Corporation (formerly Burroughs) from September 1975 until March 1991, including serving as Regional Manager, Western Region from April 1989 until March 1991.

         Jeffrey D. Buchanan has been Vice President - Finance, Administration, and Legal, Chief Financial Officer, and Treasurer of the Company since June 1996 and Vice President - Administration and Legal and Secretary of the Company since May 1996. Mr. Buchanan served as a Senior Partner of O'Connor, Cavanagh, Anderson, Killingsworth & Beshears from June 1986 until May 1996, where he practiced as a business lawyer with an emphasis on mergers and acquisitions, joint ventures, and taxation. Mr. Buchanan was associated with the international law firm of Davis Wright Tremaine from 1984 to 1986, and he was a senior staff person at Deloitte & Touche from 1982 to 1984. Mr. Buchanan is a member of the Arizona and Washington state bars and passed the certified public accounting examination in 1983. Mr. Buchanan is the son of David R. Buchanan.

         Elizabeth A. Sharp has been Vice President - Corporate Relations of the Company since May 1996. Ms. Sharp served as Director of Human Resources of the Company from May 1992 until May 1996, as Corporate Administrator of the Company from April 1988 until May 1992, as Personnel Manager from April 1987 until April 1988, and as Administrative Assistant to the President and Chief Financial Officer of the Company from May 1986 until April 1987. From December 1981 until March 1986, Ms. Sharp held a variety of management positions with Concept Communications Corporation.


                             SPECIAL CONSIDERATIONS

Certain Factors Affecting Operating Results

         The Company's operating results are affected by a wide variety of factors which could adversely impact its net sales and profitability. These factors, many of which are beyond the control of the Company, include the Company's ability to identify industries which have significant growth potential and to establish strong and long- lasting relationships with companies in those industries; the Company's ability to provide significant design and manufacturing services for those companies on a timely and cost-effective basis; the Company's success in maintaining customer satisfaction with its design and manufacturing services; market acceptance of products of its customers incorporating devices designed and manufactured by the Company; the level and timing of orders placed by customers which the Company can complete in a quarter; customer order patterns; changes in order mix; the performance and reliability of devices designed and manufactured by the Company; the life cycles of its customers' products; the availability and utilization of manufacturing capacity; fluctuations in manufacturing yield and productivity; the availability and cost of raw materials, equipment, and supplies; the timing of expenditures in anticipation of orders; the cyclical nature of the industries and the markets served by the Company; technological changes; and competition and competitive pressures on prices.

         The Company's ability to increase its design and manufacturing capacity to meet customer demand and maintain satisfactory delivery schedules will be an important factor in its long-term prospects. Although the Company's product solutions are incorporated into a wide variety of communications, consumer, medical, office automation, and industrial products, a majority of its sales in 1996 were display modules for cellular products. A slowdown in demand for customer products, particularly cellular products, which utilize the Company's products, as a result of economic or other conditions in the United States or worldwide markets served by the Company or other broadbased factors would adversely affect the Company's operating results.

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

         Finally, even when a design and manufacturing solution is satisfactorily completed, circumstances outside of the Company's control may result in the loss of expected revenue. For example, a customer may terminate or delay its own program for any number of reasons unrelated to the Company, including problems with other suppliers to the program or lack of market acceptance of the customer's product. In such instances, the future operating results of the Company could be adversely affected.

Substantial Reliance on Certain Customers

         In the past few years, the Company has generated most of its revenue from sales to a few significant customers. The Company's largest customer is Motorola, which accounted for 65 percent of the Company's revenue in 1996 and 81 percent of the Company's revenue in 1995. Sales to Motorola are made through 12 buyers operating in five separate product divisions. The Company currently designs and manufactures user interface devices for use in approximately 42 individual product programs for Motorola. During 1996, the five largest of these programs accounted for 9.6 percent, 7.5 percent, 6.6 percent, 4.9 percent, and
2.5 percent, respectively, of the Company's total revenue, and the remaining product programs in the aggregate accounted for approximately 34 percent of the Company's total revenue. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1996. Although the percentage of sales to Motorola declined in 1996, and is expected to decline further in 1997, the Company expects that a recent new customer could account for as much as 20 percent of the Company's revenue in 1997.

         The Company does not have long-term supply contracts with any customers, and customers also generally do not commit to long-term production schedules. In addition, customer orders generally can be cancelled and volume levels changed or delayed. The timely replacement of cancelled, delayed, or reduced orders cannot be assured. The Company's operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. Cancelled, delayed, or reduced commitments from any of the Company's major customers, particularly Motorola or the recent new customer referred to above, would have a material adverse effect on the Company's results of operations.

Manufacturing Operations in the Philippines

         The Company has maintained its primary manufacturing facility in Manila, the Philippines since 1986. TEAM, a third party subcontractor, owns the facility, which is located on land it leases from the Philippine government. TEAM operates the facility under the Sub-Assembly Agreement and the Lease Agreement with the Company, utilizing equipment, processes, and documentation owned by the Company and supervisory personnel employed by the Company. TEAM provides production personnel under the Sub-Assembly Agreement and leases space to the Company under the Lease Agreement. TEAM also utilizes other space in the facility to produce products for other entities unrelated to the Company. The Sub-Assembly Agreement and the Lease Agreement have current terms extending through December 31, 1999 and from year to year thereafter. Since 1994, the Company has made advance payments to TEAM to assist it in meeting its working capital needs while it negotiates new financing arrangements. Advances, net of amounts payable to TEAM, totalled approximately $119,000 at December 31, 1996 and are secured by future payments for sub-assembly services to be provided to the Company as well as other assets of TEAM.

         The Company has made cumulative capital investments in the Philippines amounting to approximately $10.6 million through December 31, 1996. The Company's reliance on personnel and facilities in the Philippines and its maintenance of inventories abroad expose the Company to certain economic and political risks, including the business and financial condition of the subcontractor, political instability and expropriation, supply disruption, currency controls, and exchange fluctuations as well as changes in tax laws, tariffs, and freight rates. The Company has not experienced any significant interruptions in its business operations in the Philippines to date despite the fact that the Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. The Company believes that its manufacturing operations in the Philippines constitute one of the Company's most important resources and that it would be difficult for it to replace the low-cost, high-performance facility or the high-quality and hardworking production staff if its manufacturing operations in the Philippines were disrupted or terminated. As a result, the Company's operations would be adversely affected if operations in the Philippines or air transportation with the Philippines were disrupted or terminated, even for a relatively short period of time. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report.

International Trade and Currency Exchange

         Approximately 46 percent of the Company's net sales in 1996 were international sales. In addition, the Company purchases a substantial portion of its raw materials and equipment from foreign suppliers and incurs labor costs in foreign locations. The foreign sale of products and the purchase of raw materials and equipment from foreign suppliers may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export compliance laws, or other trade policies, could adversely affect the Company's ability to sell devices in foreign markets and purchase materials or equipment from foreign suppliers.

         A small portion of the Company's foreign transactions are denominated in currencies other than the U.S. dollar. Such transactions expose the Company to exchange rate fluctuations for the period of time from inception of the transaction until it is settled. For example, the Company's Sub-Assembly Agreement and Lease Agreement with TEAM are based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the Philippine peso. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company has entered and from time to time will enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

Manufacturing Yields and Capacity

         The design and manufacture of user interface devices are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of the design and production personnel and equipment. As is typical in the industry, the Company from time to time has experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. This may be particularly true as the Company ramps up its new high-volume LCD line to greater production levels in 1997. The Company continually reviews its processes to increase its manufacturing productivity, achieve higher manufacturing yields, and reduce design and manufacturing errors. In addition, the Company maintains ongoing procedures to assure its ability to meet delivery schedules to satisfy increased business. The Company's operating results would be adversely affected if it were unable to maintain high levels of productivity or to maintain satisfactory delivery schedules in either its Manila manufacturing plant or its Arizona high-volume LCD line.

         Manufacturing yields and delivery schedules also may be affected as the Company increases its use of the capacity of the Manila manufacturing facility. Other companies in the industry have experienced difficulty in expanding manufacturing output and capacity, with such difficulty resulting in reduced yields or delays in product deliveries. No assurance can be given that the Company will not experience manufacturing yield or delivery problems in the future. Such problems could materially affect the Company's operating results. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report.

Utilization of New Facility

         The Company has made substantial expenditures in constructing and equipping its new headquarters facility in Tempe, Arizona, including a high-volume LCD manufacturing line. The high-volume line was placed in service in 1996, although the Company committed a significant amount of time and resources in 1996 to the development of manufacturing processes on the line. The Company intends to utilize the high-volume line to produce a substantial portion of its own requirements for LCD glass. The successful utilization of the LCD glass line will require the Company (i) to produce LCD glass on a timely and cost-effective basis at quality levels at least equal to the LCD glass available from independent suppliers and (ii) to utilize the LCD glass it produces in devices it designs and manufactures in a manner satisfactory to its customers. The Company experienced some delays in fully implementing its LCD glass manufacturing operations in 1996, and no assurance can be given that the Company will not experience problems or delays in the future in conducting its LCD glass manufacturing operations. Any such problems could result in the lengthening of the Company's delivery schedules, reductions in the quality or performance of the Company's design and manufacturing services, and reduced customer satisfaction. Such problems also could require the Company to purchase its LCD glass requirements from third parties and result in the inability of the Company to recover its investment in the high-volume LCD line.

Management of Growth

         The Company's revenue expanded substantially during the period from 1993 through 1995, but declined significantly in 1996 as a result of the discontinuation of a few significant programs from its major customer. During the last half of 1996, however, the Company increased the number of its manufacturing and design programs and the Company plans to further expand the number and diversity of its programs in the future. At the end of 1996, the Company had 69 manufacturing and design programs versus 47 at the end of 1995. The Company's ability to manage its planned growth effectively will require it to enhance its operational, financial, and management systems, to expand its facilities and equipment, and to successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate its new LCD glass production facility in Arizona. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's operations.

         The Company may be required to increase staffing and other expenses as well as its expenditures on capital equipment and leasehold improvements in order to meet the anticipated demand of its customers. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. The Company's profitability would be adversely affected if the Company increases its expenditures in anticipation of future orders that do not materialize. Customers also may require rapid increases in design and production services that place an excessive short-term burden on the Company's resources.

Dependence on Key Personnel

         The Company's development and operations depend substantially on the efforts and abilities of its senior management and technical personnel, including David R. Buchanan, who has served as the Chairman of the Board since 1986 and as President and Chief Executive Officer of the Company since 1987. The competition for qualified management and technical personnel is intense. The loss of services of one or more of its key employees or the inability to add key personnel (including those required for its new LCD glass production facility) could have a material adverse effect on the Company. See "Description of Business - Executive Officers" contained in Item 1 of this Report. The Company does not have an employment agreement with, or key person life insurance covering, any officer or employee. The Company, however, maintains noncompetition and nondisclosure agreements with its key personnel.

Possible Volatility of Stock Price

         The market price of the Company's Common Stock increased dramatically during the three-year period ended December 31, 1994, but declined significantly during 1995 and 1996. See "Market for Common Equity and Related Stockholder Matters" contained in Item 5 of this Report. The trading price of the Company's Common Stock in the future could continue to be subject to wide fluctuations in response to various factors, including quarterly variations in operating results of the Company, actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, general conditions in the electronics industry, worldwide economic and financial conditions, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices for many high technology companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Competition

         The industries which the Company serves are intensely competitive and have been characterized by price erosion, rapid technological change, and foreign competition. The Company competes with major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. Emerging companies also may increase their participation in the user interface device market. The ability of the Company to compete successfully depends on a number of factors both within and outside its control, including the quality, performance, reliability, features, ease of use, pricing, and diversity of its product solutions; foreign currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than the Company's products; the quality of its customer services; its ability to address the needs of its customers; its success in designing and manufacturing new product solutions, including those implementing new technologies; the availability of adequate sources of raw materials and other supplies at acceptable prices; its efficiency of production; the rate at which customers incorporate the Company's user interface devices into their own products; product solution introductions by the Company's competitors; the number, nature, and success of its competitors in a given market; and general market and economic conditions. The Company currently competes principally on the basis of the technical innovation and performance of its user interface devices, including their ease of use and reliability, as well as on cost and timely design, manufacturing, and delivery schedules. The Company's competitive position could be adversely affected if one or more of these customers increase their own capacity and decide to design and manufacture their own user interface devices, to use standard devices, or to outsource with a competitor. There is no assurance that the Company will continue to be able to compete successfully in the future. See "Description of Business - Competition" contained in Item 1 of this Report.

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

         To remain competitive, the Company must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be adversely affected if its net sales do not increase sufficiently to offset the increased costs. The Company from time to time may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand the Company's design and production facilities and equipment. The timing and amount of any such capital requirements cannot be predicted at this time. There can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or develop new customers at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 of this Report.

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

         In January 1991, the Company received a notice of potential liability respecting a landfill site near the Company's former property in Barkhamsted, Connecticut from the United States Environmental Protection Agency. No further administrative action was taken against the Company and the Company has recently been advised by a representative of the EPA that the Company will have no liability with respect to this matter. In a separate matter, the Company has removed contamination and continues to conduct periodic chemical monitoring at the Company's former Connecticut property. There can be no assurance that other environmental problems will not be discovered in the future which could subject the Company to future costs or liabilities. See "Description of Business - Environmental Regulation" contained in Item 1 of this Report.

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

Rights to Acquire Shares

         At December 31, 1996, 9,000 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1994 Automatic Stock Option Plan; 197,000 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1993 Stock Option Plan; and 345,776 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1990 Stock Option Plan. The weighted average exercise price of those shares is $6.92 per share. During the terms of such options, the holders thereof will have an opportunity to profit from an increase in the market price of Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

Repurchase of Common Stock

         In August 1996, the Board of Directors authorized the repurchase from time to time of up to one million shares of the Company's Common Stock on the open market or in negotiated transactions, depending on market conditions and other factors. The repurchase of shares by the Company would reduce the Company's capital. If the Company obtains financing from other sources for such repurchases, the liabilities of the Company would increase. The reduction in capital or increase in liabilities could adversely affect the Company's ability to expand its business or commit resources to needed expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 of this Report. A significant reduction in the number of shares outstanding on the open market could also increase the volatility of the stock as a result of the reduced supply of available shares on the open market.

Shares Eligible for Future Sale; Potential Depressive Effect on Stock Price

         Currently, Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), provides that each person who beneficially owns restricted securities with respect to which at least two years has elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1 percent of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. An aggregate of 741,262 shares of Common Stock held by an officer and director of the Company currently are available for sale under Rule 144. Sales of substantial amounts of Common Stock by stockholders of the Company or even the potential for such sales, are likely to have a depressive effect on the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

Dividends

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay cash dividends in the near term. Instead, the Company intends to apply any earnings to the expansion and development of its business. See "Market for Common Equity and Related Stockholder Matters" contained in Item 5 of this Report.

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements and information contained in this Report under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the electronics industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward- looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Business - Special Considerations."


ITEM 2.           DESCRIPTION OF PROPERTY

         During 1995, the Company completed the construction of its new principal facility to house its U.S.-based manufacturing operations; its research, development, engineering, design, and corporate functions; and the largest LCD glass manufacturing operations in North America. The facility contains 97,000 square feet of space located on a 5.7 acre site in the Papago Park Center in Tempe, Arizona. The Company entered into a ground lease through December 31, 2069, subject to renewal and purchase options as well as early termination provisions. Costs to construct, furnish, and equip the new facility were approximately $24.0 million.

         The Company leases approximately 3,500 square feet of office space in Swindon, United Kingdom, where it maintains its European administrative and executive offices.

         The Company leases approximately 60,000 square feet of manufacturing space in Manila, the Philippines. Approximately 40,000 square feet is subject to a lease which expires on December 31, 1999, and the remaining 20,000 square feet is subject to a lease which expires on March 31, 1997, with renewal options for two additional years.


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

                                                                                     High                 Low
                                                                                     ----                 ---
1993:
First Quarter.................................................................   $   3  7/8          $   1  3/4
Second Quarter................................................................       8                   3  7/16
Third Quarter.................................................................      12  1/16             6  3/8
Fourth Quarter................................................................      17  5/8             10  7/8

1994:
First Quarter.................................................................   $  30  7/8          $  16  9/16
Second Quarter................................................................      29  15/16           20
Third Quarter.................................................................      46  1/2             26  1/4
Fourth Quarter................................................................      50                  28  3/4

1995:
First Quarter.................................................................   $  38  3/8          $  20  5/8
Second Quarter................................................................      38  7/8             22  3/8
Third Quarter.................................................................      36  3/4             24  1/4
Fourth Quarter................................................................      26  1/2             16

1996:
First Quarter.................................................................   $  21  7/8          $  11  5/8
Second Quarter................................................................      14  1/8              9  1/8
Third Quarter.................................................................      13                   8  3/4
Fourth Quarter................................................................      14                  10  5/8

1997:
First Quarter (through March 6, 1997).........................................   $  16  1/8          $  12  1/4

         As of March 6, 1997, there were approximately 1,200 holders of record of the Company's Common Stock.

         The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has not paid dividends on its Common Stock and does not anticipate that it will do so in the near term. Furthermore, the Company's line of credit with Wells Fargo Bank does not permit the payment of dividends without the consent of Wells Fargo Bank. The payment of dividends in the future will depend on the Company's growth, profitability, financial condition, and other factors which the directors may deem relevant.

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

                                                                   1996          1995         1994         1993(1)          1992
                                                                   ----          ----         ----         -------          ----
Consolidated Statements of Income (Loss):                                  (in thousands, except per share amounts)
Net sales..................................................      $60,713       $91,585      $85,477        $38,002        $20,833
                                                                 -------       -------      -------        -------        -------
Costs and expenses:
  Cost of sales............................................       58,321        70,481       59,409         26,725         15,388
  Selling, general and administrative......................        5,351         5,386        4,867          3,853          3,469
  Research and development.................................        4,065         2,396        1,270            857            468
                                                                 -------       -------      -------        -------        -------
                                                                  67,737        78,263       65,546         31,435         19,325
                                                                 -------       -------      -------        -------        -------
Operating income (loss)....................................       (7,024)       13,322       19,931          6,567          1,508
                                                                 -------       -------      -------        -------        -------
Other income (expense)
  Interest, net............................................          412           765          859           (117)          (179)
  Other, net...............................................         (139)         (122)        (135)          (277)          (160)
                                                                 -------       -------      -------        -------        -------
                                                                     273           643          724           (394)          (339)
                                                                 -------       -------      -------        -------        -------
Income (loss) before provision for (benefit from)
  income taxes and cumulative effect of
  accounting change........................................       (6,751)       13,965       20,655          6,173          1,169
Provision for (benefit from) income taxes..................       (2,920)        5,548        8,109          2,043            147
                                                                 -------       -------      -------        -------        -------
Income (loss) before cumulative effect of
  accounting change........................................       (3,831)        8,417       12,546          4,130          1,022
Cumulative effect of accounting change.....................           --            --           --            924             --
                                                                 -------       -------      -------        -------        -------
Net income (loss)..........................................      $(3,831)      $ 8,417      $12,546        $ 5,054        $ 1,022
                                                                 =======       =======      =======        =======        =======
Earnings (loss) per common share and common share equivalent:
  Income (loss) before cumulative effect of
    accounting change......................................      $ (0.49)      $  1.04      $  1.59        $  0.59        $  0.14
  Cumulative effect of accounting change...................           --            --           --           0.13             --
                                                                 -------       -------      -------        -------        -------
Net income (loss)..........................................      $ (0.49)      $  1.04      $  1.59        $  0.72        $  0.14
                                                                 =======       =======      =======        =======        =======

Weighted average number of common
  shares and common share equivalents outstanding..........        7,766         8,084        7,882          7,040          7,225

Consolidated Balance Sheet Data
(at end of period):

Working capital............................................      $21,513       $22,400      $37,638        $ 7,427        $ 4,450
Total assets...............................................       62,569        63,780       56,280         17,470          9,811
Notes payable to banks and long-term debt..................           --         3,000          182            223          2,184
Stockholders' equity.......................................       51,184        55,224       46,561         10,202          4,661

-----------------
(1) The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993. The presentation above includes the cumulative effect of the change in accounting principle which increased net income by $924,000, or $0.13 per share, for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Annual Table: Percentages of Net Sales

         The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Consolidated Financial Statements of the Company. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                                           Year Ended December 31,
                                                                                            -----------------------
                                                                                       1996         1995         1994
                                                                                       ----         ----         ----
Net sales..................................................................            100.0%       100.0%       100.0%
                                                                                       -----        -----        -----
Costs and expenses
  Cost of sales............................................................             96.1         77.0         69.5
  Selling, general, and administrative.....................................              8.8          5.9          5.7
  Research and development.................................................              6.7          2.6          1.5
                                                                                       -----        -----        -----
                                                                                       111.6         85.5         76.7
Operating income (loss)....................................................            (11.6)        14.5         23.3
Other income (expense)
  Interest, net............................................................              0.7          0.8          1.0
  Other, net...............................................................             (0.2)        (0.1)        (0.1)
                                                                                       -----        -----        -----
                                                                                         0.5          0.7          0.9
                                                                                       -----        -----        -----
Income (loss) before provision for (benefit from) income taxes.............            (11.1)        15.2         24.2
Provision for (benefit from) income taxes..................................             (4.8)         6.1          9.5
                                                                                       -----        -----        -----
Net income (loss)..........................................................             (6.3)%        9.1%        14.7%
                                                                                       ======        =====        =====

Year Ended December 31, 1996 Compared with Year Ended December 31,1995

         Net sales were $60.7 million for 1996, a decrease of 33.7 percent compared with net sales of $91.6 million for 1995. The sales decrease was primarily a result of lower order rates from the Company's major customer for existing product programs. During the first quarter of 1996, that customer, which is in the wireless communications industry, informed the Company that it had made an unexpected decision to begin phasing out certain of its cellular products that used display modules which comprised the Company's highest volume, longest running programs. Subsequently, the phase-out of those programs occurred even more quickly than the Company had anticipated or its customer had initially indicated. The sudden and unexpected reduction of those programs was the
greatest   contributor  to  the  reduced  revenue  in  1996.  The  long  product development time in the custom business prevented the Company from quickly replacing the phased-out programs. In 1996, the Company's largest customer accounted for net sales of $39.5 million compared with net sales of $73.7 million to that customer for 1995, for an overall decrease of 46.4 percent. The Company's major customer accounted for approximately 65.1 percent of the net sales for 1996 compared with approximately 80.5 percent for 1995. All other customers accounted for net sales of $21.2 million for 1996 compared with net sales of $17.9 million for 1995.

         Cost of sales, as a percentage of net sales, increased to 96.1 percent for 1996 as compared with 77 percent for 1995. The corresponding decline in the gross margin was the result of a number of factors, including increased provisions for excess and obsolete inventory, manufacturing variances occurring as a result of decreased manufacturing volume and material purchases, and sales of low-margin products. In the third quarter of 1996, the Company took a special one-time provision for excess and obsolete inventory related primarily to end-of-life programs for which the majority of shipments, expected to occur in the latter part of 1996, never materialized. Furthermore, the Company was required to make significant design modifications to a new product, which also resulted in obsolete inventory. The Company has since implemented procedures that attempt to balance the benefits of responsiveness to customer needs against the risks of purchasing inventory too soon by discussing, allocating, and sharing inventory risk with its customers. Without the provision for excess and obsolete inventory taken in the third quarter, the cost of sales, as a percentage of net sales, would have been 84.5 percent for 1996.

         Selling, general, and administrative expense was $5.4 million for 1996, the same as in 1995. As a result of reduced revenue in 1996, however, selling, general, and administrative expense rose to 8.8 percent of net sales from 5.9 percent of net sales in 1995.

         Research and development expense totaled $4.1 million, or 6.7 percent of net sales, for 1996 as compared with $2.4 million, or 2.6 percent of net sales, for 1995. Research and development expense consists principally of salaries and benefits to scientists and other personnel, related facilities costs, including certain expenses associated with the start-up and continued operations of the LCD line in Tempe, Arizona, and various expenses for projects. Research and development expense has increased as the Company has invested in new technologies and manufacturing processes, developed new potential products, and continued its in-house process development efforts related to the high-volume manufacturing LCD line. The Company believes that continued investments in research and development relating to manufacturing processes and new display technology are necessary to remain competitive in the marketplace, as well as to provide opportunities for growth.

         Interest income (net) for 1996 was $412,000, down from $765,000 for 1995. The decrease in interest income was the result of investing lower average cash balances during the year. Other expenses (net) increased to $139,000 for 1996 from $122,000 for 1995. An increase in closed facilities expenses and foreign exchange losses in 1996 was partially offset by decreased net losses on the sale of assets.

         There was a benefit from income taxes of $2.9 million for 1996, as compared to a provision for income taxes of $5.5 million for 1995. This resulted primarily from having a loss in 1996 as compared with reporting net income in 1995. The reported tax rate for the Company in the fourth quarter of 1996 was lower than normal because of an adjustment related to the difference between 1995 tax accruals and taxes actually incurred. This adjustment was $371,000 and was reflected in the reduced tax provision in the fourth quarter of 1996. Overall, the tax rate for the Company for 1996 was 43.3 percent as compared to
39.7 percent for 1995. The Company expects that the tax rate for 1997 will approximate 40 percent.

         For 1996, the Company reported a net loss of $3.8 million, or $0.49 per share, as compared to net income of $8.4 million, or $1.04 per share, for 1995. Without the provision for excess and obsolete inventory taken in the third quarter, the Company would have reported net income of $158,000, or $0.02 per share in 1996.

Year Ended December 31, 1995 Compared with Year Ended December 31,1994

         Net sales were $91.6 million during 1995, an increase of 7.1 percent compared with net sales of $85.5 million during 1994. The sales increase in 1995 was primarily a result of higher order rates from a major wireless communications customer for existing as well as new product programs. The rate of sales growth decreased significantly in 1995 as compared with 1994, primarily as a result of the Company's inability to bring two new major programs into production during the period, as well as the loss of sales from other older programs that were being phased out of production.

         Cost of sales, as a percentage of net sales, increased to 77 percent in 1995 as compared with 69.5 percent in 1994. This increase was primarily due to manufacturing inefficiencies from design delays, new program introductions, and product mix.

         Selling, general, and administrative expense increased to $5.4 million during 1995 from $4.9 million during 1994. The 10.2 percent increase resulted primarily from expenses related to expanding the Company's sales force, offset by decreased bonus accruals. Selling, general, and administrative expense increased as a percentage of net sales to 5.9 percent for 1995 from 5.7 percent for 1994.

         Research and development expense totaled $2.4 million, or 2.6 percent of net sales, in 1995 as compared with $1.3 million, or 1.5 percent of net sales, in 1994. The increase in research and development expense represented in-house development efforts related to the LCD laboratory and the high-volume manufacturing line located in Tempe, Arizona.

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

Quarterly Results of Operations

         The following table presents unaudited consolidated financial results for each of the eight quarters in the period ended December 31, 1996. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                            Quarters Ended
                                      -------------------------------------------------------------------------------------------
                                                         1996                                            1995
                                      -------------------------------------------     -------------------------------------------
                                      Mar 31      June 30     Sept 30      Dec 31     Mar 31     June 30      Sept 30      Dec 31
                                      -------     -------     -------     -------     -------     -------      -------    -------
                                                                (in thousands, except  per share amounts)
Net sales............................ $18,082     $14,457     $13,118     $15,056     $24,483     $22,105      $24,217    $20,780
                                      -------     -------     -------     -------     -------     -------      -------    -------

Costs and expenses:
 Cost of sales.......................  14,401      11,944      19,798      12,178      17,582      16,138       19,790     16,971
 Selling, general, and administrative   1,459       1,471       1,316       1,105       1,272       1,213        1,419      1,482
 Research and development............   1,010         820       1,074       1,161         405         401          770        820
                                      -------     -------     -------     -------     -------     -------      -------    -------
                                       16,870      14,235      22,188      14,444      19,259      17,752       21,979     19,273
                                      -------     -------     -------     -------     -------     -------      -------    -------
Operating income (loss)..............   1,212         222      (9,070)        612       5,224       4,353        2,238      1,507
Other income (expense):
 Interest, net.......................      19         133          90         170         342         279          120         24
 Other, net..........................     (27)        (72)        (17)        (23)        (42)         27          (14)       (93)
                                      -------     -------     -------     -------     -------     -------      -------    -------
Income before provision for
   (benefit from) income taxes.......   1,204         283      (8,997)        759       5,524       4,659        2,344      1,438
Provision for (benefit from)
   income taxes......................     482         113      (3,519)          4       2,210       1,840          961        537
                                      -------     -------     -------     -------     -------     -------      -------    -------
Net income (loss)....................   $ 722       $ 170    $ (5,478)     $  755     $ 3,314     $ 2,819      $ 1,383      $ 901
                                        =====       =====    ========      ======     =======     =======      =======      =====

Earnings (loss) per common share
   and common share equivalent.......   $0.09       $0.02     $(0.70)       $0.09       $0.41       $0.35        $0.17      $0.11
                                        =====       =====    =======       ======     =======     =======      =======      =====
Weighted average number of
  common shares and common
  share equivalents outstanding......   8,040       8,032      7,779        8,049       8,086       8,094        8,088      8,053

Liquidity and Capital Resources

         During 1996, the Company generated $12.2 million in cash flow from operations as compared with $1.3 million during 1995. The increase in cash flow from operations with substantially lower earnings was primarily due to the significant increase in the Company's depreciation expense and inventory reserve provisions, as well as the substantial reduction of its accounts receivable and inventory and an increase in its accounts payable and accrued liabilities. The increase in depreciation expense was as a result of the start-up of the high-volume LCD manufacturing line in Tempe, Arizona. The high-volume LCD manufacturing line is depreciated on a units-of- production method based on units started. It is anticipated that depreciation will rise in 1997 as a result of an expected higher number of starts for the high-volume LCD manufacturing line in 1997 versus 1996, as well as having additional capital expenditures in 1997. The increase in accrued liabilities primarily relates to compensation and customs obligations. The Company's working capital was $21.5 million at December 31, 1996, down slightly from the $22.4 million that it had at December 31, 1995. The Company's current ratio at December 31, 1996 was 3.2-to-1 as compared with a current ratio of 4.0-to-1 at December 31, 1995. Including its cash and loan commitments, the Company had over $32 million in readily available funds on December 31, 1996.

         During 1996, the Company's primary financing activity was to repay with cash flow from operations $3 million of debt that was outstanding under the revolving line of credit at December 31, 1995. In August 1996, the Company modified its $15 million unsecured revolving line of credit, which matures May 31, 1997, with its primary lender, Wells Fargo Bank (formerly, First Interstate Bank of Arizona). At December 31, 1996, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 150 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1997. Three-Five Systems Limited had no borrowings outstanding under this line of credit at December 31, 1996.

         On Monday, August 19, 1996, the Board of Directors authorized the repurchase from time to time of up to one million shares of the Company's Common Stock on the open market or in negotiated transactions, depending on market conditions and other factors. The closing price of the Company's Common Stock on Friday, August 16, 1996, was $8.75. In October 1996, the Company entered into a new $5 million non-revolving line of credit/term loan with Wells Fargo Bank to provide financing for the acquisition of any treasury shares (the "Treasury Stock Loan"). The Treasury Stock Loan is available for advances until October 24, 1997, followed by a three-year amortization period in which principal will be payable quarterly in equal installments. Advances under the Treasury Stock Loan will be made as either Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 225 basis points in excess of the LIBOR Base Rate. At maturity of the draw period, the Company may choose either a fixed rate at 250 basis points in excess of the Treasury Rate or a variable rate of either the Prime Rate or LIBOR Rate. The Treasury Stock Loan is secured by all equipment located in the state of Arizona and a non-filed negative pledge on the Company's real estate located in Tempe, Arizona. The Company must apply all proceeds from the sale of any treasury stock to the outstanding principal balance of the Treasury Stock Loan. As of December 31, 1996, 22,500 treasury shares had been purchased by the Company at a total cost of $253,000, but the Company had no borrowings outstanding under the Treasury Stock Loan.

         Capital expenditures during 1996 were approximately $948,000, as compared with $27.1 million during 1995. Capital expenditures for 1996 consisted primarily of manufacturing and office equipment for the Company's operations in Manila and Arizona and laboratory equipment for research and development. Expenditures for 1995 consisted primarily of payments to complete its new manufacturing and headquarters facility in Tempe, Arizona as well as equipment for its operations in Manila and Arizona. The Company anticipates that it will increase its capital expenditures during 1997, although those capital expenditures should not have a significant effect on the Company's liquidity because the expenditures should not be in excess of its 1997 depreciation expense. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment.

         The Company anticipates that accounts receivable and inventory will rise in 1997 if revenue levels increase as currently anticipated. The Company believes that its existing capital and anticipated cash flow from operations will provide adequate sources to fund operations and planned expenditures throughout 1997 without any need for borrowings. Should the Company purchase a significant amount of treasury shares or encounter unexpected additional cash requirements, however, the Company believes that its existing loan commitments of $20 million will be adequate. The Company also expects that its existing capital, anticipated cash flow from operations, and existing loan commitments will provide adequate sources for its long-term liquidity and capital requirements, such as expansion of its manufacturing facilities oversees. The Company does not anticipate such expansion for two to three years.

Effects of Inflation and Foreign Currency Exchange Fluctuations

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. An exception is the Company's sub-assembly agreement in the Philippines, which is based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the Philippine peso. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

Business Outlook and Risk Factors

         The Company intends to continue its efforts to expand and diversify its sales base in 1997, an area in which the Company believes that it already has made significant strides. The Company's major customer, which had accounted for as much as 80 percent of the Company's business in past years, accounted for only 53 percent of the Company's business in the fourth quarter of 1996. The current business plan of the Company targets that customer to account for no more than 40 percent of its revenue in 1997. This percentage reduction in 1997 is expected to occur for two reasons. First, although the number of programs that the Company has with its major customer have continued to increase, the average selling price of the products sold to that customer have declined. Second, the business plan of the Company calls for a substantial increase in sales to other customers. In 1997, the Company expects that all communication products will account for less than 50 percent of its revenue with a strong growth in office automation products. The Company also is planning to introduce more standard product lines late in 1997 in order to mitigate the risks associated with custom design modules. Using the last half of 1996 as a baseline, the Company is planning for modest revenue growth during the first half of 1997 and a more rapid growth in the last half of the year. Although increased competition in the display module industry from Asian suppliers, partially as a result of a strong dollar, have reduced margins, the Company expects that a variety of factors, including a more diverse product mix, proprietary products, and greater manufacturing efficiencies as a result of increased production, should enable the Company over time to increase its gross margins to the low- or mid-twenties as a percentage of revenue.

         As the Company expands and diversifies its product and customer base, it will have to increase its selling and administrative expenses. Serving a myriad of customers with complex and differing issues requires increased personnel committed to those customers. As a result, the actual dollar amount of the selling, general, and administrative expenses in 1997 should be 10 to 25 percent greater than in 1996, although SG&A expenditures should decrease in 1997 as a percent of net sales.

         The Company will also continue its research and development efforts. In 1996, the Company expanded and intensified its research and development to focus on proprietary display products rather than just manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona is the key to the development of these products, some of which will be proprietary and not available from other display manufacturers. This focus will continue in 1997. The Company believes that the key to its future is to be a leader in the development of new passive matrix display technology. As a result, the actual dollar amount of such expenditures in 1997 should be 10 to 15 percent greater than in 1996, although R & D expenditures should decrease in 1997 as a percentage of net sales.

         The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company. Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for 1997 as well as the Company's expectations relating to future design and production orders.

         As noted previously, one customer is currently responsible for a majority of the Company's business. Although that customer is expected to account for only 40 percent of the Company's revenue in 1997, the majority of the Company's business in 1997 will still likely come from a core customer base. For example, it is expected that one of the Company's recent new customers could account for as much as 20 percent of the Company's revenue in 1997. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations.

         Although the trend of the Company is to enter into more manufacturing contracts with its customers, the principal benefit of these contracts is to clarify order lead times, inventory risk allocation, and similar matters and not to provide firm, long-term volume purchase commitments. The Company has no firm long-term volume purchase commitments from its customers. Thus, customer commitments can be canceled, and expected volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced commitments cannot be assured and, among other things, could result in the Company holding excess and obsolete inventory or having manufacturing variances as a result of under-absorption. These risks are exacerbated because a majority of the Company's expected sales will be to customers in the retail electronics industry, which is subject to severe competitive pressures, rapid technological change, and obsolescence.

         Another risk, which is inherent in custom manufacturing, is the satisfactory completion of design services and securing of production orders. Completion of the design is dependent on the customer's changing needs and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material adverse effect on the Company's operations if the expected production order for that product was significant. Finally, even when a design is satisfactorily completed, the customer may terminate or delay the program as a result of marketing or other pressures. It is expected that a significant portion of the Company's anticipated revenue for 1997 will come from programs still in the design or pilot production stage at the end of 1996.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders, either of which could have a material adverse effect on the Company.

         Finally, the Company's success, especially in penetrating new markets and increasing its OEM customer base, depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have a material adverse effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled employees. Failure to do so could adversely affect the Company's operations.

         As a result of the foregoing and other factors, the Company's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by investors, analysts, and brokers could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, other factors, which generally affect the market for stocks of high technology companies, could cause the price of the Company's Common Stock to fluctuate substantially over short periods for reasons unrelated to the Company's performance.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the report thereon, the notes thereto and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item relating to directors of the Company is incorporated by reference to the definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Description of Business - Executive Officers" contained in Item 1 of this Report.


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 Annual Meeting of Stockholders.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for the Company's 1997 Annual Meeting of Stockholders.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedule

         (1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.
         (2)      Financial Statement Schedule:

                  Schedule II Valuation and Qualifying Accounts and Reserves is set forth on page S-1 of this Report.

         Other schedules are omitted because they are not applicable, not required or because required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         Not applicable.

(c)      Exhibits

Exhibit
Number                                Exhibits
------                                --------

2                 Amended and Restated Agreement and Plan of Reorganization(1)
3(a)              Restated Certificate of Incorporation of the Company(2)
3(b)              Bylaws of the Company(1)
10(a)             1990 Incentive Stock Option Plan(1)
10(b)             Line of  Credit  Agreements  between  the  Company  and  First
                  Interstate Bank of Arizona, N.A.(3)
10(c)             Line of Credit Agreement  between  Three-Five  Systems Limited and Barclays Bank, PLC(1)
10(d)             Sub-Assembly  Agreement between Three-Five  Systems,  Inc. and
                  TEAM Pacific Corporation dated February 22, 1995(3)
10(g)             Form  of  Three-Five  Systems,   Inc.  Distributor   Franchise
                  Agreement(4)
10(h)             Form  of  Three-Five   Systems,   Inc.  Sales   Representative
                  Agreement(4)
10(j)             1993 Stock Option Plan(4)
10(k)             1994 Automatic Stock Option Plan(5)
10(l)             Lease Agreement  between  Technology  Electronic  Assembly and
                  Management   (T.E.A.M.)  Pacific  Corporation  and  Three-Five
                  Systems Pacific, Inc.(6)
10(m)             Lease  Agreement   between  Regent  Apparel   Corporation  and
                  Three-Five Systems Pacific, Inc.(6)
10(n)             Second  Modification  Agreement between First Interstate Bank,
                  N.A. and  Three-Five  Systems,  Inc.,  together with Revolving
                  Promissory Note for $15,000,000(6)
10(o)             Lease dated April 1, 1994,  between  Papago Park Center,  Inc.
                  and Three-Five Systems, Inc.
10(p)             Third  Modification  Agreement  dated August 5, 1996,  between
                  Wells Fargo Bank of Arizona,  National  Association  (formerly
                  First  Interstate  Bank  of  Arizona,   N.A.)  and  Three-Five
                  Systems, Inc.)
0(q)              Fourth Modification  Agreement dated October 24, 1996, between
                  Wells Fargo Bank of Arizona,  National  Association  (formerly
                  First  Interstate  Bank  of  Arizona,   N.A.)  and  Three-Five
                  Systems, Inc.)
10(r)             Promissory  Note dated  October  24,  1996,  in the  principal amount of $5,000,000 issued by Three- Five Systems, Inc., as Maker, to Wells Fargo Bank, National Association, as Payee.

Exhibit
Number                                Exhibits
------                                --------


10(s)             Security  Agreement dated October 24, 1996, between Three-Five
                  Systems, Inc. and Wells Fargo Bank, National Association.
11                Statement re: Computation of Per Share Earnings
21                List of Subsidiaries(6)
23                Consent of Arthur Andersen LLP
27                Financial Data Schedule
-------------

(1) Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed March 27, 1990 and declared effective March 27, 1990.
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994, as filed with the Commission on or about May 12, 1994.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed with the Commission on March 22, 1995, as amended by Form 10-KSB/A as filed with the Commission on April 28, 1995.
(4) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) as filed on February 3, 1994, and declared effective March 15, 1994.
(5) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) as filed on January 24, 1995.
(6) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 13, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THREE-FIVE SYSTEMS, INC.


Date: March 12, 1997                  By /s/ David R. Buchanan
                                      ------------------------------------------
                                      David R. Buchanan, Chairman of the Board,
                                      President, and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                            Title                                 Date
                 ----                                            -----                                 ----

/s/ David R. Buchanan                    Chairman of the Board, President,                        March 12, 1997
---------------------------------------  and Chief Executive Officer
David R. Buchanan                        (Principal Executive Officer)

/s/ Jeffrey D. Buchanan                  Vice President - Finance, Administration, and            March 12, 1997
---------------------------------------  Legal; Chief Financial Officer; Secretary;
Jeffrey D. Buchanan                      and Treasurer (Principal Financial and
                                         Accounting Officer)

/s/ David C. Malmberg                    Director                                                 March 12, 1997
---------------------------------------
David C. Malmberg

/s/ Burton E. McGillivray                Director                                                 March 12, 1997
---------------------------------------
Burton E. McGillivray

/s/ Jeffrey A. Wilson                    Director                                                 March 12, 1997
---------------------------------------
Jeffrey A. Wilson

/s/ Gary R. Long                         Director                                                 March 12, 1997
---------------------------------------
Gary R. Long

/s/ Kenneth M. Julien                    Director                                                 March 12, 1997
---------------------------------------
Kenneth M. Julien

                            THREE-FIVE SYSTEMS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                       Page

Report of Independent Public Accountants .............................. F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 .......... F-3

Consolidated Statements of Income (Loss) for the years ended
   December 31, 1996, 1995 and 1994.....................................F-4

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1996, 1995 and 1994.........................F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994.................................... F-6

Notes to Consolidated Financial Statements .............................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Three-Five Systems, Inc.:


We have audited the accompanying consolidated balance sheets of THREE-FIVE SYSTEMS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three-Five Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Phoenix, Arizona,
   January 17, 1997.

                            THREE-FIVE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)



                                                 ASSETS

                                                                                       December 31,
                                                                                 -----------------------
                                                                                    1996          1995
                                                                                 ----------   ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   12,580   $    4,551
   Accounts receivable, net (Note 2)                                                  6,830        9,346
   Inventories, net (Note 2)                                                          4,606       13,703
   Deferred tax asset (Note 7)                                                        5,930        1,826
   Other current assets                                                               1,384          491
                                                                                 ----------   ----------

                  Total current assets                                               31,330       29,917

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)                                          30,913       33,493

COST IN EXCESS OF NET ASSETS ACQUIRED, net (Note 2)                                     130          170

OTHER ASSETS (Note 2)                                                                   196          200
                                                                                 ----------   ----------

                                                                                 $   62,569   $   63,780
                                                                                 ==========   ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $    4,289   $    3,199
   Accrued liabilities (Note 2)                                                       4,524        1,318
   Current maturities of long-term debt (Note 3)                                         -         3,000
   Current taxes payable (Note 7)                                                     1,004           -
                                                                                 ----------   ---------

                  Total current liabilities                                           9,817        7,517
                                                                                 ----------   ----------


DEFERRED TAX LIABILITY (Note 7)                                                       1,568        1,039
                                                                                 ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 4 and 5):
   Preferred stock, $.01 par value; 1,000,000 shares authorized                          -            -
   Common stock, $.01 par value; 15,000,000 shares authorized, 7,779,829 shares issued, 7,757,329 shares outstanding at December 31, 1996; 7,735,745 shares
     issued and outstanding at December 31, 1995                                         78           77
   Additional paid-in capital                                                        32,329       32,286
   Retained earnings                                                                 19,016       22,847
   Cumulative translation adjustment                                                     14           14
   Less- Treasury stock, at cost (22,500 shares)                                       (253)          -
                                                                                 ----------   ----------

                  Total stockholders' equity                                         51,184       55,224
                                                                                 ----------   ----------

                                                                                 $   62,569   $   63,780
                                                                                 ==========   ==========

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.


                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      (in thousands, except share amounts)

                                                                                 Years Ended December 31,
                                                                        ----------------------------------------
                                                                           1996            1995           1994
                                                                        ----------     ----------      ---------

NET SALES (Notes 2, 6 and 9)                                            $   60,713     $   91,585      $  85,477
                                                                        ----------     ----------      ---------

COSTS AND EXPENSES:
   Cost of sales                                                            58,321         70,481         59,409
   Selling, general and administrative                                       5,351          5,386          4,867
   Research and development                                                  4,065          2,396          1,270
                                                                        ----------     ----------      ---------

                                                                            67,737         78,263         65,546
                                                                        ----------     ----------      ---------

   Operating income (loss)                                                  (7,024)        13,322         19,931
                                                                        ----------     ----------      ---------

OTHER INCOME (EXPENSE):
   Interest, net                                                               412            765            859
   Other, net                                                                 (139)          (122)          (135)
                                                                        ----------     ----------      ---------

                                                                               273            643            724
                                                                        ----------     ----------      ---------

INCOME (LOSS) BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES                                              (6,751)        13,965         20,655

   Provision for (benefit from) income taxes (Note 7)                       (2,920)         5,548          8,109
                                                                        ----------     ----------      ---------

NET INCOME (LOSS)                                                       $   (3,831)    $    8,417      $  12,546
                                                                        ==========-    ==========      =========

EARNINGS (LOSS) PER COMMON SHARE AND
 COMMON SHARE EQUIVALENT (Notes 2 and 4):
     Net income (loss)                                                    $ (0.49)       $   1.04        $  1.59
                                                                          =======        ========        =======

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING (Notes 2 and 4)                                           7,765,838      8,083,551      7,882,011
                                                                        ==========     ==========      =========

                          The accompanying notes are an
                integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                      (in thousands, except share amounts)

                                                                 Common Stock
                                                       ---------------------------      Additional
                                                           Shares                         Paid-in         Retained
                                                           Issued          Amount         Capital         Earnings
                                                       ------------        ------     -------------  -----------------

BALANCE, December 31, 1993                                6,641,944         $   66     $    8,243       $    1,884

     Stock options exercised                                 49,580              1             64               -
     Tax benefit from early disposition
       of incentive stock options (Note 5)                       -              -             500               -
     Sale of common stock, net                            1,000,000             10         23,245               -
     Net income                                                  -              -              -            12,546
     Translation adjustment                                      -              -              -                -
                                                       ------------         ------     ----------       ----------

BALANCE, December 31, 1994                                7,691,524             77         32,052           14,430

     Stock options exercised                                 44,221             -              32               -
     Tax benefit from early disposition
       of incentive stock options (Note 5)                       -              -             202               -
     Net income                                                  -              -              -             8,417
     Translation adjustment                                      -              -              -                -
                                                       ------------         ------     ----------       ----------

BALANCE, December 31, 1995                                7,735,745             77         32,286           22,847

     Stock options exercised                                 44,084              1             11               -
     Tax benefit from early disposition
       of incentive stock options (Note 5)                       -              -              32               -
     Net loss                                                    -              -              -            (3,831)
     Translation adjustment                                      -              -              -                -
     Purchase of treasury stock                                  -              -              -                -
                                                       ------------         ------     ----------       ----------

BALANCE, December 31, 1996                                7,779,829         $   78     $   32,329       $   19,016
                                                       ============         ======     ==========       ==========

                                               Cumulative
                                               Translation          Treasury
                                               Adjustment             Stock          Total
                                            ----------------    --------------  ----------

BALANCE, December 31, 1993                      $       9         $      -      $    10,202

     Stock options exercised                           -                 -               65
     Tax benefit from early disposition
       of incentive stock options (Note 5)             -                 -              500
     Sale of common stock, net                         -                 -           23,255
     Net income                                        -                 -           12,546
     Translation adjustment                            (7)               -               (7)
                                                ---------         ---------     -----------

BALANCE, December 31, 1994                              2                -           46,561

     Stock options exercised                           -                 -               32
     Tax benefit from early disposition
       of incentive stock options (Note 5)             -                 -              202
     Net income                                        -                 -            8,417
     Translation adjustment                            12                -               12
                                                ---------         ---------     -----------

BALANCE, December 31, 1995                             14                -           55,224

     Stock options exercised                           -                 -               12
     Tax benefit from early disposition
       of incentive stock options (Note 5)                               -               32
     Net loss                                          -                 -           (3,831)
     Translation adjustment                            -                 -               -
     Purchase of treasury stock                        -               (253)           (253)
                                                ---------         ---------     -----------

BALANCE, December 31, 1996                      $      14         $    (253)    $    51,184
                                                =========         =========     ===========

                          The accompanying notes are an
                integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                     Years Ended December 31,
                                                                           -----------------------------------------
                                                                               1996           1995           1994
                                                                           ----------      ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $   (3,831)     $   8,417      $   12,546
   Adjustments to reconcile net income to net cash provided
     by operating activities-
       Depreciation and amortization                                            3,551          2,278           1,215
       Provision (recovery) of accounts receivable valuation reserves              47             (1)            205
       Provision for  inventory valuation reserves                              4,015          1,218             857
       Loss on disposal of assets                                                  12             24              54

   Changes in assets and liabilities-
     (Increase) decrease in accounts receivable                                 2,469           (624)         (3,609)
     (Increase) decrease in inventories                                         5,082         (5,264)         (3,406)
     Increase in other assets                                                  (1,070)           (32)           (225)
     Increase (decrease) in accounts payable and accrued liabilities            4,296         (3,170)          1,788
     Increase (decrease) in taxes payable, net                                 (2,358)        (1,568)          1,065
                                                                           ----------      ---------      ----------

                  Net cash provided by operating activities                    12,213          1,278          10,490
                                                                           ----------      ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                     (948)       (27,051)         (7,412)
   Proceeds from sale of property, plant and equipment                              5            326               5
                                                                           ----------      ---------      ----------

                  Net cash used for investing activities                         (943)       (26,725)         (7,407)
                                                                           ----------      ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) notes payable to banks                      (3,000)         3,000             (17)
   Principal payments on and retirement of long-term debt                          -            (182)            (24)
   Stock options exercised                                                         12             32              65
   Proceeds from sale of common stock, net (Note 4)                                -              -           23,255
   Purchase of treasury stock                                                    (253)            -               -
                                                                           ----------      ---------      ----------

                  Net cash provided by (used for) financing activities         (3,241)         2,850          23,279
                                                                           ----------      ---------      ----------

   Effect of exchange rate changes on cash                                         -              12              (7)
                                                                           ----------      ---------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            8,029        (22,585)         26,355

CASH AND CASH EQUIVALENTS, beginning of year                                    4,551         27,136             781
                                                                           ----------      ---------      ----------

CASH AND CASH EQUIVALENTS, end of year                                     $   12,580      $   4,551      $   27,136
                                                                           ==========      =========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                           $       60      $      12      $       21
                                                                           ==========      =========      ==========

   Income taxes paid                                                       $    1,832      $   7,296      $    7,103
                                                                           ==========      =========      ==========

                          The accompanying notes are an
                integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994




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

The Company designs and manufactures a wide range of user interface devices for operational control and informational display functions required in the end products of original equipment manufacturers. Most of the Company's sales consist of custom user interface devices developed in close collaboration with its customers. The Company maintains its primary manufacturing facility in Manila, the Philippines. A third-party subcontractor operates the facility under a sub-assembly agreement with the Company utilizing equipment, processes and documentation owned by the Company. The sub-assembly agreement has a current term extending through December 31, 1999, and from year to year thereafter, but may be terminated by either party upon 180 days written notice. The termination of or the inability of the Company to obtain products pursuant to the sub-assembly agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company. Since December 1994, the Company has made advances totaling approximately $1.7 million to the subcontractor to help the subcontractor in meeting its working capital needs. The balance of the advances outstanding in excess of amounts payable to the subcontractor at December 31, 1996, was $119,000. These advances are secured by future payments for subcontracting services to be provided to the Company as well as other assets of the subcontractor.

Three-Five Systems Limited (Limited), a wholly owned subsidiary of the Company, is incorporated in the United Kingdom. Limited sells and distributes the Company's products to customers on the European continent.

During 1994, the Company dissolved its wholly owned subsidiary, Certified Electronics Ltd. (CEL). CEL, a Taiwan corporation, had procured materials from Taiwanese vendors. This function is now performed directly by the Company.

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

         Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of United States government agencies' obligations classified as held-to-maturity in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents were $11,243,000 and $114,000 at December 31, 1996 and December 31, 1995,
respectively.

         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against Company-owned inventories for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost. The reserve for obsolete inventory totaled $6,782,000 and $2,767,000 at December 31, 1996 and December 31, 1995, respectively.

Inventories at December 31 consist of the following:

                                                 1996           1995
                                              ---------      ----------
                                                    (in thousands)

                  Raw materials               $   3,147      $    9,257
                  Work-in-process                   780           2,002
                  Finished goods                    679           2,444
                                              ---------      ----------
                                              $   4,606      $   13,703
                                              =========      ==========

         Revenue Recognition

The Company recognizes revenues upon shipment. The Company's distributor agreements provide for stock (inventory) rotation and price protection. Reserves are provided for each of these programs based on past return experience. These reserves are established at the time of shipment and reduce gross sales to arrive at net sales as presented in the accompanying consolidated statements of income (loss). These reserves are reflected as a reserve against accounts receivable from sales to distributors and totaled $89,000 and $140,000 at December 31, 1996 and 1995, respectively. The Company's distributors generally offset any returns and allowances against payments on accounts receivable. The Company also provides reserves for uncollectible accounts receivable. These reserves totaled $560,000 and $463,000 at December 31, 1996 and 1995, respectively. The Company performs ongoing credit evaluations of all of its customers and considers various factors in establishing its allowance for doubtful accounts.

         Property, Plant and Equipment

Property, plant and equipment is recorded at cost and is generally depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 39 years. During 1996, the Company placed into service a high-volume LCD glass manufacturing line in its Tempe, Arizona manufacturing facility. The Company is depreciating the LCD glass line using the units of production method. Depreciation expense recorded using this method may be subject to significant fluctuation from year to year resulting from changes in actual production levels and ongoing analysis of the capacity of the equipment. Property, plant and equipment at December 31 consist of the following:

                                                     1996           1995
                                                  ----------     -----------
                                                        (in thousands)

          Building and improvements               $   10,431     $    10,375
          Furniture and equipment                     28,776          27,971
                                                  ----------     -----------
                                                      39,207          38,346
          Less-accumulated depreciation               (8,294)         (4,853)
                                                  ----------     -----------

                                                  $   30,913     $    33,493
                                                  ==========     ===========

The Company intends to utilize a significant portion of the high-volume LCD glass manufacturing line facility to produce a substantial portion of its own requirements for LCD glass. The successful utilization of the manufacturing facility will require the Company (i) to produce LCD glass on a timely and cost-effective basis at quality levels at least equal to the LCD glass available from independent suppliers and (ii) to utilize the LCD glass it produces in devices it designs and manufactures in a manner satisfactory to its customers. Although management believes that the manufacturing facility will be successfully utilized, no assurance can be given that the Company will not experience problems or delays in implementing or conducting its LCD glass manufacturing operations. Such problems could require the Company to continue to purchase its LCD glass requirements from third parties and result in the inability of the Company to recover its investment in the manufacturing facility.

During 1996, the Company entered into a transaction, in which it conveyed its Tempe, Arizona facility and certain improvements to the City of Tempe as consideration for a rent-free 75-year lease. The Company has the option to repurchase the facility for $1,000 after ten years.

         Accrued Liabilities

Accrued liabilities includes accrued compensation of approximately $988,000 and $441,000 at December 31, 1996 and 1995, respectively.

         Foreign Currency Translation

Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, Foreign Currency Translation. The gain or loss resulting from the translation of the subsidiaries' financial statements has been included as a separate component of stockholders' equity. The net foreign currency transaction loss in 1996, 1995 and 1994 was $46,000, $32,000 and $41,000, respectively, and has been included in other expenses in the accompanying statements of income (loss).

         Earnings (Loss) Per Common Share

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents assumed outstanding during the year. For the year ended December 31, 1996, no common share equivalents were considered in the calculation of loss per share as the effect was antidilutive. For all other periods presented common share equivalents have been included in the calculation of earnings per share. Fully diluted earnings (loss) per share is considered equal to primary earnings (loss) per share in all periods presented.

         Recently Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which established a new accounting principle for accounting for the impairment of certain loans, certain investments in debt and equity securities, long-lived assets that will be held and used including certain identifiable intangibles and goodwill related to those assets, and long-lived assets and certain identifiable intangibles to be disposed of. The implementation of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

(3)   LONG-TERM DEBT:

Long-term debt at December 31 consists of the following:

                                                                                    1996           1995
                                                                                 ---------       ---------
                                                                                       (in thousands)
         $15,000,000  revolving  line of  credit,  interest  due  monthly at the bank's  prime rate  (8.25% at December  31,  1996) or at the LIBOR base rate (5.5% to 5.6% at December 31, 1996) plus 1.50%, unpaid balance due
         May 31, 1997                                                            $      -        $   3,000

         $5,000,000 non-revolving line of credit/term loan, interest due monthly at the bank's  prime rate (8.25% at December  31, 1996) or at the LIBOR base rate (5.5% to 5.6% at December  31,  1996) plus  2.25%,  principal payable in equal  installments  commencing October 1997, unpaid balance due October 2000,  secured  by  all  equipment  located in the State of
         Arizona                                                                        -               -

         $350,000 United Kingdom credit facility,  interest due quarterly at the bank's base rate (6.00% at December 31, 1996) plus 2%,  unpaid  balance
         due June 20, 1997, secured by United Kingdom accounts receivable               -               -
                                                                                 ---------       ---------
                                                                                        -            3,000
         Less- current maturities                                                       -           (3,000)
                                                                                 ---------       ---------

                                                                                 $      -        $      -
                                                                                 =========       =========

In August 1996, the Company modified its $15.0 million unsecured revolving line of credit which matures May 31, 1997. The weighted average interest rate on borrowings outstanding under the line of credit during 1996 was 7.31%. The Company paid down the outstanding balance under the line of credit during fiscal 1996 and had classified the balance as current on the accompanying balance sheets as of December 31, 1995.

In October 1996, the Company entered into a $5.0 million non-revolving line of credit/term loan to provide financing for the acquisition of treasury shares. The amount of the term loan is available for advances until October 24, 1997, followed by a three-year amortization period in which principal will be payable quarterly in equal installments. Advances under the term loan will be made as either Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 225 basis points in excess of the LIBOR Base Rate. At the end of the draw period, the Company may choose either a fixed rate at 250 basis points in excess of the Treasury Rate or a variable rate of either the Prime Rate or LIBOR Rate. The term loan will be secured by all equipment located in the State of Arizona. The Company must apply all proceeds from the sale of any treasury stock to the outstanding principal balance of the term loan.

The lines of credit contain certain restrictive covenants which include, among other things, restrictions on the declaration or payment of dividends and the amount of capital expenditures. The lines also require the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio and to maintain certain other financial ratios.

Advances under the United Kingdom credit facility are based on accounts receivable, as defined. Management intends to renew the United Kingdom credit facility and does not anticipate any material changes to the existing terms.

(4)   STOCKHOLDERS' EQUITY:

During 1994, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend whereby the number of common shares outstanding was increased from 3,824,622 to 7,649,244. The 3,824,622 additional shares of common stock were distributed on May 4, 1994, to holders of record on April 22, 1994. All share amounts and per share data have been restated for all periods presented to reflect this split. In addition, during 1994, the Company's stockholders approved an amendment to the Certificate of Incorporation which increased the authorized shares of common stock, par value $.01 per share, from 5,000,000 to 15,000,000 and eliminated the authorization to issue shares of Class A Preferred stock, par value $.01 per share, Class B Preferred stock, no par value, and Class C Preferred stock, par value $.01 per share. The Company's authorized capital stock also includes 1,000,000 shares of serial preferred stock, par value $.01 per share.

In March 1994, the Company completed a public offering of 2,120,000 shares, of which 1,000,000 shares of common stock were sold by the Company and 1,120,000 were sold by a selling stockholder. Net proceeds to the Company totaled approximately $23.3 million, net of issuance costs of $1,745,000.

(5)   BENEFIT PLANS:

The Company has three stock option plans, the 1994 Non-Employee Directors Stock Option Plan (1994 Plan), the 1993 Stock Option Plan (1993 Plan), and the 1990 Stock Option Plan (1990 Plan).

         1994 Non-Employee Directors Stock Option Plan

The Non-Employee Directors Stock Option Plan (1994 Plan) provides for the automatic grant of stock options to non-employee directors to purchase up to 100,000 shares. Under the 1994 Plan, options to acquire 500 shares of common stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on the Board of Directors on the date the 1994 Plan was approved by the Company's stockholders received an automatic grant of options to acquire 1,000 shares of common stock and each subsequent newly elected non-employee member of the Board of Directors will receive an automatic grant of options to acquire 1,000 shares of common stock on the date of their first appointment or election to the Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable 13 months after the automatic grant date. A non-employee member of the Board of Directors is not eligible to receive the 500 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 1,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100% of the fair market value of the Company's common stock on the date such options are granted. There were outstanding options to acquire 9,000 shares of the Company's common stock under the 1994 Plan at December 31, 1996.

         1993 Stock Option Plan

The 1993 Stock Option Plan (1993 Plan) provides for the granting of options to purchase up to 385,454 shares of the Company's common stock (which includes 85,454 shares previously reserved for issuance under the Company's 1990 Stock Option Plan), the direct granting of common stock (stock awards), the granting of stock appreciation rights (SARs) and the granting of other cash awards (cash awards) (stock awards, SARs and cash awards are collectively referred to herein as Awards). Under the 1993 Plan, options and Awards may be issued to key personnel and others providing valuable services to the Company and its subsidiaries. The options issued may be incentive stock options or nonqualified stock options. If any option or SAR terminates or expires without having been exercised in full, stock not issued under such option or SAR will again be available for the purposes of the 1993 Plan. There were outstanding options to acquire 197,000 shares of the Company's common stock under the 1993 Plan at December 31, 1996.

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

         1990 Stock Option Plan

In conjunction with the 1990 merger with ERA, the Three-Five Systems, Inc. 1987 Incentive Stock Option Plan (1987 Plan) was replaced with a new Incentive Stock Option Plan ("1990 Plan"). Options issued under the 1987 Plan were assumed under the 1990 Plan. Under the 1990 Plan, there are 345,776 options issued but unexercised as of December 31, 1996. In conjunction with stockholder approval of the 1993 Plan, the Board terminated the 1990 Plan with respect to unissued options to purchase 85,454 shares of common stock which remained and were unissued as of the date the 1993 Plan was adopted. The 1990 Plan will remain in force through May 1, 2000.

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

Tax benefits from early disposition of common stock by optionees under the 1993 and 1990 Plans and from the exercise of non-qualified options are credited to additional paid-in capital.

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):

                                                   1996              1995
                                                -----------      -----------

         Net income (loss):    As reported       $ (3,831)        $   8,417
                               Pro forma           (4,076)            8,327

         Earnings (loss)
           per share:          As reported       $ (0.49)         $    1.04
                               Pro forma           (0.52)              1.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: risk-free interest rates of 6.31% for all Plans for both years; expected dividend yields of zero; expected lives of 6.1 and 5.7 years for all Plans options; expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 61.9% and 58.7%.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of shares sold in 1996 was $11.66.

A summary of the status of the Company's three stock option plans at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                                 1996                           1995
                                                     -----------------------------  ------------------------------
                                                                       Weighted                       Weighted
                                                                        Average                        Average
                                                                       Exercise                       Exercise
                                                         Shares          Price         Shares           Price
                                                     -------------     -----------  -------------    -------------

   Outstanding at beginning of year                        539,576     $    8.06          465,326    $    4.68
   Granted                                                 250,100     $   11.89          178,000    $   22.15
   Exercised                                               (44,900)    $    0.49          (44,250)   $    0.75
   Expired                                                (193,000)    $   18.04          (59,500)   $   29.24
                                                     -------------                  -------------

         Outstanding at end of year                        551,776     $    6.92          539,576    $    8.06
                                                     -------------                  -------------

   Exercisable at end of year                              294,982     $    2.40          308,940    $    1.31
                                                     =============                  =============
   Weighted average fair value of
     options granted                                   $    7.57                      $   13.19
                                                       =========                      =========

Of the 551,776 options outstanding at December 31, 1996, 268,276 have exercise prices between $0.25 and $9.00, with a weighted average exercise price of $1.01 and a weighted average remaining contractual life of 3.8 years. Of these options, 267,776 are exercisable with a weighted average exercise price of $1.01. Of the 551,776 options outstanding at December 31, 1996, 277,000 have exercise prices between $9.00 and $20.00, with a weighted average exercise price of $12.15 and a weighted average remaining contractual life of 8.2 years. Of these options, 22,374 are exercisable with a weighted average exercise price of $13.54. Of the 551,776 options outstanding at December 31, 1996, 6,500 have exercise prices between $20.00 and $34.38, with a weighted average exercise price of $27.89 and a weighted average remaining contractual life of 7.6 years. Of these options, 4,832 are exercisable with a weighted average exercise price of $27.56. No dividends were declared during the periods used in the option pricing method.

         401(k) Profit Sharing Plan

Effective  September 1, 1990, the Company  adopted a profit sharing plan (401(k)
Plan)  pursuant to Section  401(k) of the  Internal  Revenue  Code of 1986.  The
401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $65,000, $0, and $94,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

(6)   MAJOR CUSTOMERS:

The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of fast growing industries. Sales to the Company's largest customer are made through 12 buyers operating in five separate product divisions. During 1996, the Company manufactured approximately 42 individual products for this customer. The percentage of net sales to this customer were 65%, 81% and 84% during the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

The significant amount of sales to a single customer results in certain concentrations of credit risk for the Company. The Company's accounts receivable balance, including the accounts receivable of the Company's largest customer, is comprised of a large number of customers, primarily in the cellular phone, computer hardware and other electronic products industries. These customers are located primarily in the United States and Europe.

(7)   INCOME TAXES:

SFAS No. 109, Accounting for Income Taxes, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision for income taxes for the years ended December 31 consists of the following:

                                                                              1996          1995         1994
                                                                          ----------    ----------      --------
                                                                                      (in thousands)
         Current, net of operating loss carryforwards
           and tax credits utilized
                Federal, net of tax benefit from early
                  termination of incentive stock options                  $      556    $    2,775      $  5,102
                State                                                             58           790         1,389
                Foreign                                                            9         1,681         1,403
                                                                          ----------    ----------      --------
                                                                                 623         5,246         7,894

         Deferred provision (benefit)                                         (3,575)          100          (285)
         Tax benefit from early termination of incentive
           stock options, reflected in stockholders' equity                       32           202           500
                                                                          ----------    ----------      --------

                Provision (benefit) for income taxes                      $   (2,920)   $    5,548      $  8,109
                                                                          ==========    ==========      ========

In accordance with SFAS No. 109, a tax benefit for net operating losses of approximately $102,000, $67,000, and $363,000 and tax credits of approximately $938,000, $1,478,000, and $537,000 utilized in 1996, 1995 and 1994, respectively, are included as a reduction of the provision for income taxes in the consolidated statements of income.

The components of deferred taxes at December 31 are as follows:

                                                                              1996           1995
                                                                           ---------       --------
                                                                                 (in thousands)
         Net long-term deferred tax liabilities:
           Accelerated tax depreciation                                    $   1,535       $  1,002
           Other                                                                  33             37
                                                                           ---------       --------

                                                                           $   1,568       $  1,039
                                                                           =========       ========
         Net short-term deferred tax assets:
           Tax effect of regular U.S. net operating loss carryforward      $     189       $    212
           Inventory reserve                                                   3,755          1,080
           Uniform capitalization                                              1,868            456
           Allowance for doubtful accounts                                       196            159
           Other                                                                  76            101
                                                                           ---------       --------
                                                                               6,084          2,008
           Valuation allowance                                                  (154)          (182)
                                                                           ---------       --------

                                                                           $   5,930       $  1,826
                                                                           =========       ========

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

A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                            1996         1995            1994
                                           ------       ------          ----

         Statutory federal rate                34%          34%            35%
         Effect of foreign operations          -            -               4
         Effect of state taxes                  6            6              7
         Effect of tax credits                 -            -              (7)
         Other                                  3           -              -
                                           ------       ------          -----

                                               43%          40%            39%
                                           ======       ======          =====

Net operating loss carryforwards for federal tax purposes totaled approximately $557,000 at December 31, 1996. The use of these carryforwards is limited to $67,000 per year and they expire through 2003.

(8)   COMMITMENTS AND CONTINGENCIES:

In March 1995, the Company entered into a non-cancelable operating lease for its primary manufacturing facility in Manila, the Philippines. The lease expires December 31, 1999. In April 1995, the Company entered into a non-cancelable operating lease for an additional manufacturing facility in Manila, the Philippines. The lease expires March 31, 1997.

Rent expense was approximately $477,000, $683,000 and $280,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

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

The Company's future lease commitments under the non-cancelable operating leases as of December 31, 1996, are as follows:

                  1997                                 $     377,000
                  1998                                       357,000
                  1999                                       357,000
                  2000                                       100,000
                  2001                                       100,000
                  Thereafter                               6,725,000
                                                       -------------
                                                       $   8,016,000
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

(9)   GEOGRAPHIC SEGMENTS:

Sales by geographic area and identifiable assets for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                      North
                                     America      Europe       Taiwan      Pacific Rim  Eliminations    Consolidated
                                    --------     ---------    ---------     --------     ----------       --------
                                                                    (in thousands)
December 31, 1996
   Net sales                        $ 32,899     $  27,814    $      -      $     -      $       -        $  60,713
   Transfers to Europe                25,810            -            -            -         (25,810)             -
   Transfers to North America             -             -            -         1,494         (1,494)             -
                                    --------     ---------    ---------     --------     ----------       --------

   Total revenue                    $ 58,709     $  27,814    $      -      $  1,494     $  (27,304)      $  60,713
                                    ========     =========    =========     ========     ==========       =========
   Net income                       $ (4,005)    $      19    $      -      $     12     $      143       $  (3,831)
                                    ========     =========    =========     ========     ==========       =========
   Identifiable assets              $ 52,951     $   3,824    $      -      $  6,164     $     (370)      $  62,569
                                    ========     =========    =========     ========     ==========       =========

December 31, 1995:
   Net sales                        $ 24,235     $  67,350    $      -      $     -      $       -        $  91,585
   Transfers to Europe                60,361            -            -            -         (60,361)             -
   Transfers to North America             -             -            -         1,437         (1,437)             -
                                    --------     ---------    ---------     --------     ----------       --------

           Total revenue            $ 84,596     $  67,350    $      -      $  1,437     $  (61,798)      $  91,585
                                    ========     =========    =========     ========     ==========       =========

   Net income (loss)                $  5,093     $   3,353    $      -      $    (46)    $       17       $   8,417
                                    ========     =========    =========     ========     ==========       =========
   Identifiable assets              $ 50,779     $   8,491    $      -      $  7,789     $   (3,279)      $  63,780
                                    ========     =========    =========     ========     ===========      =========

December 31, 1994:
   Net sales                        $ 33,774     $  51,703    $      -      $     -      $       -        $  85,477
   Transfers to Europe                46,813            -            -            -         (46,813)             -
   Transfers to North America             -             -         1,750           -          (1,750)             -
                                    --------     ---------    ---------     --------     ----------       --------

   Total revenue                    $ 80,587     $  51,703    $   1,750     $     -      $  (48,563)      $  85,477
                                    ========     =========    =========     ========     ==========       =========
   Net income (loss)                $ 12,668     $    (457)   $     637     $     -      $     (302)      $  12,546
                                    ========     =========    =========     ========     ==========       =========
   Identifiable assets              $ 48,743     $   7,912    $       2     $  4,292     $   (4,669)      $  56,280
                                    ========     =========    =========     ========     ==========       =========

                            THREE-FIVE SYSTEMS, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                           Balance at       Charged to        Charged to                           Balance
                                           Beginning        Costs and            Other                             at End
                                           of Period        Expenses           Accounts           Other           of Period
                                           ---------        --------           --------           -----           ---------
                                                                            (in thousands)
Allowance for doubtful
accounts and sales
returns and allowances:
-----------------------

Year ended December 31, 1996                  $603               14              32   (1)           --                $649

Year ended December 31, 1995                  $604              (36)             35   (1)           --                $603

Year ended December 31, 1994                  $399              248             (60)  (1)           17  (2)           $604


Inventory Reserve:
------------------

Year ended December 31, 1996                $2,767            5,939             142   (4)       (2,066) (3)         $6,782

Year ended December 31, 1995                $1,548            1,563             391   (4)         (735) (3)         $2,767

Year ended December 31, 1994                  $691            1,855              78   (4)       (1,076) (3)         $1,548

-----------------------

(1)  Actual return activity
(2)  Accounts written off
(3)  Obsolete inventory written off
(4)  Inventory adjustments
                                       S-1