Form 10-Q
period 1997-03-31
THREE FIVE SYSTEMS INC
filed 1997-04-21
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1997
                                          --------------

                          Commission File Number 1-4373
                                                 ------

                            THREE-FIVE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           86-0654102
--------------------------------------                        ---------------
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                             Identification Number

1600 North Desert Drive, Tempe, Arizona                           85281
---------------------------------------                       ---------
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

YES  X               NO
   -----               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                           OUTSTANDING AS OF March 31, 1997
-----                                           --------------------------------

Common                                                      7,762,129
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets-
                           March 31, 1997 and December 31, 1996................1

                  Consolidated Statements of Income-
                           Three Months Ended March 31, 1997 and 1996..........2

                  Consolidated Statements of Cash Flows-
                           Three Months Ended March 31, 1997 and 1996..........3

                  Notes to Consolidated Financial Statements...................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION........................5


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................10

SIGNATURES....................................................................11

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      MARCH 31,     DECEMBER 31,
                                                         1997           1996
                                                       -------         -------
                                                       (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash and cash equivalents                            $12,815        $12,580
  Accounts receivable, net                               7,134          6,830
  Inventories, net                                       5,791          4,606
  Deferred tax asset                                     5,930          5,930
  Other current assets                                     928          1,384
                                                       -------        -------

       Total current assets                             32,598         31,330

PROPERTY, PLANT AND EQUIPMENT, net                      31,345         30,913

COST IN EXCESS OF NET ASSETS ACQUIRED, net                 121            130

OTHER ASSETS                                               195            196
                                                       -------        -------

                                                       $64,259        $62,569
                                                       =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                     $  5,053       $  4,289
  Accrued liabilities                                     4,820          4,524
  Current maturities of long-term debt                     --             --
  Current taxes payable                                     802          1,004
                                                       --------       --------

       Total current liabilities                         10,675          9,817
                                                       --------       --------


DEFERRED TAX LIABILITY                                    1,568          1,568
                                                       --------       --------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                          --             --
  Common stock                                               78             78
  Additional paid-in capital                             32,359         32,329
  Retained earnings                                      19,817         19,016
  Cumulative translation adjustment                          15             14
  Less - Treasury Stock at cost (22,500 shares)            (253)          (253)
                                                       --------       --------

       Total stockholders' equity                        52,016         51,184
                                                       --------       --------

                                                       $ 64,259       $ 62,569
                                                       ========       ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except share amounts)


                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                     ---------------------------

                                                        1997           1996
                                                     -----------    -----------


NET SALES                                            $    16,129    $    18,082
                                                     -----------    -----------

COSTS AND EXPENSES:
      Cost of sales                                       12,488         14,401
      Selling, general and administrative                  1,466          1,459
      Research and development                             1,130          1,010
                                                     -----------    -----------
                                                          15,084         16,870
                                                     -----------    -----------

          Operating income                                 1,045          1,212


OTHER INCOME (EXPENSE):
      Interest, net                                          157             19
      Other, net                                             (12)           (27)
                                                     -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                   1,190          1,204
      Provision for income taxes                             389            482
                                                     -----------    -----------


NET INCOME                                           $       801    $       722
                                                     ===========    ===========

EARNINGS PER COMMON SHARE AND COMMON
SHARE EQUIVALENT                                     $      0.10    $      0.09
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING                                            8,047,736      8,039,794
                                                     ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                          --------------------

                                                                            1997        1996
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    801    $    722
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                          972         861
        Provision (reduction) of accounts receivable valuation reserves         (4)         36
        Provision (reduction) of inventory valuation reserves                 (117)      1,317
        Loss on disposal of assets                                            --             9
  Change in assets and liabilities:
        (Increase) decrease in accounts receivable                            (300)      3,624
        Increase in inventories                                             (1,068)     (3,415)
        Decrease in other assets                                               457         240
        Increase in accounts payable and accrued liabilities                 1,060       1,190
        Increase (decrease) in taxes payable, net                             (202)        440
                                                                          --------    --------

             Net cash provided by operating activities                       1,599       5,024
                                                                          --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                 (1,395)       (284)
                                                                          --------    --------

             Net cash used for investing activities                         (1,395)       (284)
                                                                          --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net payments on notes payable to banks                                      --        (3,000)
  Stock options exercised                                                       30           3
                                                                          --------    --------

             Net cash provided by (used for) financing activities               30      (2,997)
                                                                          --------    --------

Effect of exchange rate changes on cash and cash equivalents                     1           1
                                                                          --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      235       1,744
CASH AND CASH EQUIVALENTS, beginning of period                              12,580       4,551
                                                                          --------    --------

CASH AND CASH EQUIVALENTS, end of period                                  $ 12,815    $  6,295
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

              Three-Five  Systems,  Inc. and Subsidiaries  Notes to Consolidated
              ------------------------------------------------------------------
              Financial Statements
              --------------------


Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

Note B Earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents assumed outstanding during the three-month period. Fully diluted earnings per share is considered equal to primary earnings per share in all periods presented.

Note C        Inventories consist of the following at:

                                       March 31, 1997         December 31, 1996
                                       --------------         -----------------
                                         (Unaudited)
                                                    (in thousands)

              Raw Materials                 $3,991                  $3,147
              Work-in-process                1,034                     780
              Finished Goods                   766                     679
                                            ------                  ------
                                            $5,791                  $4,606
                                            ------                  ------


Note D        Property, plant, and equipment consist of the following at:

                                          March 31, 1997       December 31, 1996
                                          --------------       -----------------
                                           (Unaudited)
                                                    (in thousands)

              Building and improvements       $10,431               $10,431
              Furniture and equipment          30,170                28,776
                                              -------               -------
                                               40,601                39,207

              Less - accumulated depreciation ( 9,256)              ( 8,294)
                                              --------              -------
                                              $31,345               $30,913
                                              -------               -------

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

Three  Months  Ended March 31, 1997  Compared  with Three Months Ended March 31,
--------------------------------------------------------------------------------
1996.
-----

         Net sales were $16.1 million for the quarter ended March 31, 1997, a decrease of 11.0 percent compared with net sales of $18.1 million for the quarter ended March 31, 1996. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. In the quarter ended March 31, 1996, the Company's largest customer informed the Company that it had decided to phase out a family of the Company's highest volume, longest running programs more quickly than originally planned. The unexpected reduction of those programs caused a severe decline in net sales in 1996, the full effects of which were felt in the third quarter of 1996. The long product development time in the custom business prevented the Company from quickly replacing the phased out programs, although the Company has now had two sequential increases in its quarterly revenue. In the first quarter of 1997, the Company's largest customer accounted for net sales of $7.3 million compared with net sales of $13.3 million to that customer for the quarter ended March 31, 1996, for an overall decrease in net sales to the Company's largest customer of 45.1 percent. The Company's major customer accounted for approximately 45.3 percent of the net sales in the first quarter 1997 compared with approximately 73.5 percent for the comparable quarter in 1996. All other customers accounted for net sales of $8.8 million for the quarter ended March 31, 1997 compared with the net sales of $4.8 million for the quarter ended March 31, 1996, for an overall increase of 83.3 percent.

         Cost of sales, as a percentage of net sales, decreased to 77.4 percent for the quarter ended March 31, 1997 as compared with 79.6 percent for the quarter ended March 31, 1996. The corresponding increase in the gross margin in the first quarter was primarily the result of sales of higher margin products.

         Selling, general, and administrative expense of $1.5 million for the quarter ended March 31, 1997 was equal to the expense of $1.5 million for the quarter ended March 31, 1996. Selling, general, and administrative expense increased as a percentage of net sales to 9.3 percent for the quarter ended March 31, 1997 from 8.3 percent for the quarter ended March 31, 1996, primarily as a result of decreased sales.

         Research and development expense totaled $1.1 million, or 6.8 percent of net sales, for the quarter ended March 31, 1997 as compared with $1.0 million or 5.5 percent of net sales, for the quarter ended March 31, 1996. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, and various expenses for projects. Research and development expense has increased as the Company has invested in new technologies and manufacturing processes and has continued with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona. The Company believes that continued investments in research and development relating to manufacturing processes and new display technologies are necessary to remain competitive in its marketplace as well as providing opportunities for growth.

         Interest income (net) for the quarter ended March 31, 1997 was $157,000, up from $19,000 for the quarter ended March 31, 1996. The increase in interest income was the result of investing higher average cash balances during the quarter. Other expense (net) was $12,000 for the quarter ended March 31, 1997 as compared with $27,000 for the quarter ended March 31, 1996. The difference was primarily due to decreased closed facility expenses and a net foreign exchange loss for the quarter ended March 31, 1997 as compared to a net foreign exchange gain and a loss on sale of assets for the quarter ended March 31, 1996.

         The provision for income taxes decreased to $389,000 for the quarter ended March 31, 1997 from $482,000 for the quarter ended March 31, 1996. The tax rate for the first quarter of 1997 was slightly lower due to certain accrual adjustments. The Company expects that the overall tax rate for 1997 will approximate 40%.

         Net income increased to $801,000, or $0.10 per share, for the quarter ended March 31, 1997 from $722,000, or $0.09 per share, for the quarter ended March 31, 1996.

Liquidity and Capital Resources

         During the first  three  months of 1997,  the  Company  generated  $1.6 million in cash flow from operations as compared with $5.0 million during the first three months of 1996. The decrease in cash flow from operations was primarily due to (i) having no provision for inventory reserves in the first quarter of 1997 and (ii) an increase in accounts receivable for the first quarter of 1997 versus the significant reduction in accounts receivable that occurred in the first three months of 1996. Overall, the Company's depreciation expense has risen almost 13 percent since the first quarter of 1996. The high-volume LCD line is depreciated on a units-of-production method based on units started. It is anticipated that depreciation will continue to rise in 1997 as a result of an expected higher number of starts for the high-volume LCD manufacturing line in 1997 versus 1996, as well as having additional capital expenditures in 1997. The Company's working capital was $21.9 million at March 31, 1997, up slightly from the $21.5 million that it had at December 31, 1996. The Company's current ratio at March 31, 1997 was 3.1-to-1 as compared with a current ratio of 3.2-to-1 at December 31, 1996.

         The Company has a $15 million unsecured revolving line of credit, which matures May 31, 1997, with its primary lender, Wells Fargo Bank. At March 31, 1997, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 150 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1997. Three-Five Systems Limited had no borrowings outstanding under this line of credit at March 31, 1997.

         The Board of Directors has authorized the repurchase from time to time of up to one million shares of the Company's Common Stock on the open market or in negotiated transactions, depending on market conditions and other factors. In October 1996, the Company entered into a new $5 million non-revolving line of credit/term loan with Wells Fargo Bank to provide financing for the acquisition of any treasury shares (the "Treasury Stock Loan"). As of March 31, 1997, 22,500 treasury shares had been purchased by the Company under the repurchase program at a total cost of $253,000, but the Company had no borrowings outstanding under the Treasury Stock Loan.

         Capital expenditures during the first three months of 1997 were approximately $1.4 million, as compared with $284,000 during the first three months of 1996. Capital expenditures for 1997 thus far consisted primarily of manufacturing and office equipment for the Company's operations in Manila and Arizona and laboratory equipment for research and development. Most of the manufacturing expenditures are for technical or process improvements and not for capacity increases. The Company anticipates that its capital expenditures during the remainder of 1997 should not have a significant effect on the Company's liquidity. The expenditures should not be in excess of its 1997 depreciation expense. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment.

         The Company anticipates that accounts receivable and inventory will continue to rise in 1997 if revenue levels increase as currently anticipated. The Company believes that its existing capital and anticipated cash flow from operations will provide adequate sources to fund operations and planned expenditures throughout 1997 without any need for borrowings. Should the Company purchase a significant amount of treasury shares or encounter unexpected additional cash requirements, however, the Company believes that its existing loan commitments of $20 million will be adequate. The Company also expects that its existing capital, anticipated cash flow from operations, and existing loan commitments will provide adequate sources for its long-term liquidity and capital requirements, such as expansion of its manufacturing facilities overseas. The Company does not anticipate such expansion for two to three years.

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

Business Outlook and Risk Factors

Business Outlook

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below. Other important risk factors are set forth in the Company's other filings with the Securities and Exchange Commission.

         The Company intends to continue its efforts to expand and diversify its sales base in 1997, an area in which the Company believes that it already has made significant strides. The Company's major customer, which is in the wireless communication industry and which had accounted for as much as 80 percent of the Company's revenue in past years, accounted for only 45 percent of the Company's revenue in the first quarter of 1997. The current business plan of the Company targets that customer to account for no more than 40 percent of its revenue for all of 1997. This percentage reduction is occurring for two reasons. First, although the number of programs that the Company has with its major customer have continued to increase, the average selling price of the products sold to that customer has declined. Second, the business plan of the Company calls for a substantial increase in sales to other customers. In 1997, the Company expects that all communication products will account for less than 50 percent of its revenue, with strong growth in office automation products. Using the last half of 1996 as a baseline, the Company is planning for modest revenue growth during the first half of 1997 and a more rapid growth in the last half of the year.

         The Company's gross margins are impacted by several factors, including manufacturing efficiencies, product differentiation, product mix, and volume pricing. In addition, many of the Company's competitors are Asian suppliers, and a strong dollar could give a competitive pricing advantage to those suppliers. It is the goal of the Company to have its gross margins return to the mid-twenties by the fourth quarter of this year. The Company expects that a variety of factors, including a more diverse product mix, proprietary products, and greater manufacturing efficiencies as a result of increased production, should enable the Company achieve that goal.

         As the Company expands and diversifies its product and customer base, it will have to increase its selling and administrative expenses. Serving a myriad of customers with complex and differing issues requires increased personnel committed to those customers. As a result, the actual dollar amount of the selling, general, and administrative expenses in 1997 should be 10 to 25 percent greater than in 1996, although SG&A expenditures should decrease in 1997 as a percentage of net sales.

         The Company believes that the key to its future is to be a leader in the research and development of new display technology. In 1996, the Company began to expand and intensify its internal research and development to focus on proprietary display products rather than just manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona is the key to the development of these products, some of which will be proprietary and not available from other display manufacturers.

         The Company also intends to pursue technologies being developed in related fields. Operating the highest volume LCD manufacturing line in North America puts the Company in a unique position. As a result, several companies have approached the Company about potential alliances. The Company believes that a strategic alliance with one or more of those companies could minimize the cost of entry into new markets and new technologies. The Company is also considering licensing technologies from other companies that could be optimized on the LCD manufacturing line. This internal and external focus on research and development will continue throughout 1997. As a result, the actual dollar amount of such expenditures in 1997 should be 10 to 15 percent greater than in 1996, although R&D expenditures should decrease in 1997 as a percentage of net sales.


Risk Factors

         Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for 1997 as well as the Company's expectations relating to future technologies and future design and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company.

         As noted previously, one customer is currently responsible for 45 percent of the Company's revenue. Although that customer is expected to account for only 40 percent of the Company's revenue in 1997, the majority of the Company's revenue in 1997 will still likely come from a core customer base. For example, it is expected that one of the Company's recent new customers could account for as much as 20 percent of the Company's revenue in 1997. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations.

         Although the trend of the Company is to enter into more manufacturing contracts with its customers, the principal benefit of these contracts is to clarify order lead times, inventory risk allocation, and similar matters and not to provide firm, long-term volume purchase commitments. The Company has no firm long-term volume purchase commitments from its customers. Thus, customer commitments can be canceled, and expected volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced commitments cannot be assured and, among other things, could result in the Company holding excess and obsolete inventory or having unfavorable manufacturing variances as a result of under-absorption. These risks are exacerbated because the Company expects that a majority of its sales will be to customers in the retail electronics industry, which is subject to severe competitive pressures, rapid technological change, and obsolescence.

         Another risk, which is inherent in custom manufacturing, is the satisfactory completion of design services and securing of production orders. It is expected that a significant portion of the Company's anticipated revenue for the last half of 1997 will come from programs currently in the design or pilot production stage. Completion of the design is dependent on a variety of factors, including the customer's changing needs and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material adverse effect on the Company's operations if the expected production order for that product was significant. Finally, even when a design is satisfactorily completed, the customer may terminate or delay the program as a result of marketing or other pressures.

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

                  EXHIBIT 27: Financial Data Schedule

              (b) Reports on Form 8-K: None

                                   SIGNATURES




              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                                  (Registrant)



Dated:  April 21, 1997                  By:    /s/ Jeffrey D. Buchanan
      -----------------------                -----------------------------------
                                             Jeffrey D. Buchanan

                                        Its: Vice President Finance,
                                             Administration and Legal; Chief
                                             Financial Officer
                                       11