Form 10-Q
period 1997-06-30
THREE FIVE SYSTEMS INC
filed 1997-07-16
CIK 32272

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q
 Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of
                                      1934

                         For Quarter Ended June 30, 1997

                          Commission File Number 1-4373

                            THREE-FIVE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     86-0654102
(State or other jurisdiction of                       I.R.S. Employer
 incorporation or organization)                     Identification Number

            1600 North Desert Drive, Tempe, Arizona    85281
           (Address of principal executive offices) (Zip Code)

                                 (602) 389-8600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO
     ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                          OUTSTANDING AS OF JUNE 30, 1997
-----                                          -------------------------------
Common                                                      7,854,985
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                           Page

ITEM 1.     FINANCIAL STATEMENTS:

            Consolidated Balance Sheets-
                  June 30, 1997 and December 31, 1996........................1

            Consolidated Statements of Income-
                  Three Months and Six Months Ended June 30, 1997 and 1996...2

            Consolidated Statements of Cash Flows-
                  Six Months Ended June 30, 1997 and 1996....................3

            Notes to Consolidated Financial Statements.......................4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION............................5


                           PART II - OTHER INFORMATION

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS............11

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................11

SIGNATURES..................................................................12

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               JUNE 30,    DECEMBER 31,
                                                                 1997          1996
                                                                 ----          ----
                                                             (Unaudited)
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $11,661        $12,580
  Accounts receivable, net                                       9,777          6,830
  Inventories, net                                               7,864          4,606
  Deferred tax asset                                             4,863          5,930
  Other current assets                                             674          1,384
                                                               -------        -------
       Total current assets                                     34,839         31,330

PROPERTY, PLANT AND EQUIPMENT, net                              30,995         30,913

COST IN EXCESS OF NET ASSETS ACQUIRED, net                         111            130
OTHER ASSETS                                                       194            196
                                                               -------        -------
                                                               $66,139        $62,569
                                                               =======        =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $ 6,109        $ 4,289
  Accrued liabilities                                            5,143          4,524
  Current taxes payable                                            269          1,004
                                                               -------        -------
       Total current liabilities                                11,521          9,817
                                                               -------        -------

DEFERRED TAX LIABILITY                                           1,568          1,568
                                                               -------        -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock                                                   --             --
  Common stock                                                      79             78
  Additional paid-in capital                                    32,365         32,329
  Retained earnings                                             20,845         19,016
  Cumulative translation adjustment                                 14             14
  Less - Treasury Stock at cost (22,500 shares)                   (253)          (253)
                                                               -------        -------
       Total stockholders' equity                               53,050         51,184
                                                               -------        -------
                                                               $66,139        $62,569
                                                               =======        =======


The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except share amounts)




                                                      THREE MONTHS                          SIX MONTHS
                                                      ENDED JUNE 30,                      ENDED JUNE 30,
                                               ----------------------------        ----------------------------
                                                  1997              1996              1997              1996
                                               ----------        ----------        ----------        ----------

NET SALES                                      $   18,737        $   14,457        $   34,866        $   32,539
                                               ----------        ----------        ----------        ----------

COSTS AND EXPENSES:

     Cost of sales                                 14,377            11,944            26,865            26,345
     Selling, general and administrative            1,479             1,471             2,945             2,930
     Research and development                       1,315               820             2,445             1,830
                                               ----------        ----------        ----------        ----------
                                                   17,171            14,235            32,255            31,105
                                               ----------        ----------        ----------        ----------

         Operating income                           1,566               222             2,611             1,434

OTHER INCOME (EXPENSE):
  Interest, net                                       154               133               311               152
  Other, net                                           (7)              (72)              (19)              (99)
                                               ----------        ----------        ----------        ----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                        1,713               283             2,903             1,487
         Provision for income taxes                   685               113             1,074               595
                                               ----------        ----------        ----------        ----------

NET INCOME                                     $    1,028        $      170        $    1,829        $      892
                                               ==========        ==========        ==========        ==========

EARNINGS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                    $     0.13        $     0.02        $     0.23        $     0.11
                                               ==========        ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                   8,059,974         8,032,263         8,053,217         8,036,766
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

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              ----------------------
                                                                                1997           1996
                                                                              -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 1,829        $   892
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                           2,034          1,739
        Provision (reduction) of accounts receivable valuation reserves          (174)            49
        Provision (reduction) of  inventory valuation reserves                   (980)         1,567
        Loss on disposal of assets                                                  3             11
  Change in assets and liabilities:
        (Increase) decrease in accounts receivable                             (2,773)         5,171
        Increase in inventories                                                (2,278)        (3,106)
        (Increase) decrease in other assets                                       712           (147)
        Increase in accounts payable and accrued liabilities                    2,439            519
        Increase in taxes payable, net                                            332            601
                                                                              -------        -------
             Net cash provided by operating activities                          1,144          7,296
                                                                              -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    (2,116)          (396)
  Proceeds from sale of furniture and equipment                                    16              1
                                                                              -------        -------
             Net cash used in investing activities                             (2,100)          (395)
                                                                              -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on notes payable to banks                                           --         (3,000)
  Stock options exercised                                                          37              9
                                                                              -------        -------
             Net cash provided by (used in) financing activities                   37         (2,991)
                                                                              -------        -------

Effect of exchange rate changes on cash and cash equivalents                       --             --
                                                                              -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (919)         3,910
CASH AND CASH EQUIVALENTS, beginning of period                                 12,580          4,551
                                                                              -------        -------

CASH AND CASH EQUIVALENTS, end of period                                      $11,661        $ 8,461
                                                                              =======        =======

The accompanying notes are an integral part of these consolidated statements.

         THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and accompanying notes thereto.

Note B Earnings per share are computed by dividing net earnings by the weighted average number of common shares and common share equivalents assumed outstanding during the three- and six-month periods. Fully diluted earnings per share are considered equal to primary earnings per share in all periods presented.

Note C   Inventories consist of the following at:

                            June 30, 1997          December 31, 1996
                            -------------          -----------------
                              (Unaudited)
                                         (in thousands)
         Raw Materials          $5,670                   $3,147
         Work-In-Process         1,317                      780
         Finished Goods            877                      679
                                ------                   ------
                                $7,864                   $4,606
                                ======                   ======


Note D   Property, plant, and equipment consist of the following at:


                             June 30, 1997          December 31, 1996
                             -------------          -----------------
                                (Unaudited)
                                         (in thousands)
         Building and
         improvements          $ 10,431                  $10,431

         Furniture and
         equipment               30,851                   28,776
                               --------                  -------
                                 41,282                   39,207
         Less-accumulated
         depreciation           (10,287)                  (8,294)
                               --------                  -------
                               $ 30,995                  $30,913
                               ========                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996.

         Net sales were $18.7 million for the quarter ended June 30, 1997, an increase of 29 percent compared with net sales of $14.5 million for the quarter ended June 30, 1996. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales increase in the quarter ending June 30, 1997 was as a result of the production ramp up of several new major programs for a variety of customers, including a major office automation customer.

         Cost of sales, as a percentage of net sales, decreased to 76.7 percent for the quarter ended June 30, 1997 as compared with 82.6 percent for the quarter ended June 30, 1996. The corresponding increase in the gross margin in the second quarter was the result of a number of factors, including decreased provisions for excess and obsolete inventory and decreased manufacturing variances occurring as a result of increased labor utilization and material purchases.

         Selling, general, and administrative expense of $1.5 million for the quarter ended June 30, 1997 was equal to the expense of $1.5 million for the quarter ended June 30, 1996. Selling, general, and administrative expense decreased as a percentage of net sales to 8 percent for the quarter ended June 30, 1997 from 10.3 percent for the quarter ended June 30, 1996 primarily as a result of increased sales.

         Research and development expense totaled $1.3 million, or 7 percent of net sales, for the quarter ended June 30, 1997, as compared with $820,000, or
5.7 percent of net sales, for the quarter ended June 30, 1996. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, process development costs, and various expenses for projects, including new product development. Research and development expense has increased as the Company has worked to develop new display products and technologies while continuing with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona.

         Interest income (net) for the quarter ended June 30, 1997 was $154,000, up from $133,000 for the quarter ended June 30, 1996. The increase in interest income was the result of investing higher average cash balances during the quarter. Other expense (net) was $7,000 for the quarter ended June 30, 1997, as compared with $72,000 for the quarter ended June 30, 1996. The difference was due primarily to decreased foreign exchange loss and closed facilities expenses for the quarter ended June 30, 1997.

         The provisions for income taxes increased to $685,000 for the quarter ended June 30, 1997 from $113,000 for the quarter ended June 30, 1996. This resulted primarily from higher pre-tax income in the quarter ended June 30, 1997 as compared with the same period in 1996.

         Net income increased to $1,028,000, or $0.13 per share, for the quarter ended June 30, 1997 from $170,000, or $0.02 per share, for the quarter ended June 30, 1996.

Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996.

         Net sales were $34.9 million for the six months ended June 30, 1997, an increase of 7.4 percent compared with net sales of $32.5 million for the six months ended June 30, 1996. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales increase was primarily a result of the increased production of several new programs for new and existing customers. In the six-month period ended June 30, 1997, the Company's largest customer accounted for net sales of $12.2 million compared with net sales of $22.6 million to that customer for the six months ended June 30, 1996. The Company's major customer accounted for approximately 35 percent of the net sales for the six months ended June 30, 1997, compared with approximately 69.5 percent for the comparable period in 1996. All other customers accounted for net sales of $22.7 million for the six months ended June 30, 1997, compared with the net sales of $9.9 million for the six months ended June 30, 1996, which is an overall increase of net sales to other customers of 129.3 percent.

         Cost of sales, as a percentage of net sales, decreased to 77.1 percent for the six months ended June 30, 1997, as compared with 81 percent for the six months ended June 30, 1996. The corresponding increase in the gross margin was the result of a number of factors, including decreased provisions for excess and obsolete inventory and decreased manufacturing variances occurring as a result of increased labor utilization and material purchases.

         Selling, general, and administrative expense of $2.9 million for the six months ended June 30, 1997 was equal to the expense of $2.9 million for the six months ended June 30, 1996. Selling, general, and administrative expense decreased as a percentage of net sales to 8.3 percent for the six months ended June 30, 1997 from 8.9 percent for the six months ended June 30, 1996, primarily as a result of increased sales. Research and development expense totaled $2.4 million, or 6.9 percent of net sales, for the six months ended June 30, 1997 as compared with $1.8 million, or 5.5 percent of net sales, for the six months ended June 30, 1996. The increase in research and development expense was as a result of the Company's continued focus on the development of advanced display technologies and development of its in-house efforts relative to the high-volume manufacturing LCD line.

         Interest income (net) for the six months ended June 30, 1997 was $311,000, up from $152,000 for the six months ended June 30, 1996. The increase in interest income was the result of investing higher average cash balances during the six months. Other expense (net) decreased to $19,000 for the six months ended June 30, 1997 from $99,000 for the six months ended June 30, 1996. The decrease was due primarily to decreased closed facilities expenses and decreased loss on sale of assets for the six months ended June 30, 1997.

         The provisions for income taxes increased to $1.1 million for the six months ended June 30, 1997 from $595,000 for the six months ended June 30, 1996. This resulted primarily from higher pre-tax income in the six months ended June 30, 1997 as compared with the same period in 1996.

         Net income increased to $1,829,000, or $0.23 per share, for the six months ended June 30, 1997 from $892,000, or $0.11 per share, for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 1997, the Company generated $1.1 million in cash flow from operations as compared with $7.3 million during the first six months of 1996. The decrease in the amount of positive cash flow from operations was primarily due to (i) an increase in inventory balances and (ii) an increase in accounts receivable for the first half of 1997 versus the reduction in accounts receivable that occurred in the first half of 1996. Overall, the Company's depreciation expense has risen almost 17 percent since the first half of 1996. The high-volume LCD line is depreciated on a units-of-production method based on units started. It is anticipated that depreciation will continue to rise in 1997 as a result of an expected higher number of starts for the high-volume LCD manufacturing line in 1997 versus 1996, as well as having additional capital expenditures in 1997. The Company's working capital increased to $23.3 million at June 30, 1997 from the $21.5 million that it had at December 31, 1996. The Company's current ratio at June 30, 1997 was 3.0-to-1 as compared with a current ratio of 3.2-to-1 at December 31, 1996.

         In May 1997, the Company canceled its line of credit with Wells Fargo and entered into a new $15 million unsecured revolving line of credit with Imperial Bank, which matures May 31, 1998. At June 30, 1997, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 175 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank plc, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1998. Three-Five Systems Limited had no borrowings outstanding under this line of credit at June 30, 1997.

         In August 1996, the Board of Directors authorized the repurchase, from time to time, of up to one million shares of the Company's Common Stock on the open market or in negotiated transactions, depending on market conditions and other factors. As of June 30, 1997, a total of 22,500 treasury shares had been purchased by the Company under the repurchase program at a cost of $253,000.

         Capital expenditures during the first six months of 1997 were approximately $2.1 million, as compared with $396,000 during the first six months of 1996. Capital expenditures for 1997 have thus far consisted primarily of manufacturing and office equipment for the Company's operations in Manila and Arizona and laboratory equipment for research and development. Most of the manufacturing expenditures are for technical or process improvements and not for capacity increases. The Company anticipates that its capital expenditures should continue at a similar pace during the remainder of 1997. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment. In addition, in early 1998 the Company anticipates expending approximately $2 million on the capital equipment necessary to extend the capabilities of its high-volume LCD line to manufacturing liquid crystal on silicon (LCOS) microdisplays. Such expenditures for LCOS microdisplays will be in addition to other more typical capital expenditures for 1998.

         The Company anticipates that accounts receivable and inventory will continue to rise in 1997 if revenue levels increase as currently anticipated. The Company believes that its existing capital and anticipated cash flow from operations will provide adequate sources to fund operations and planned expenditures throughout 1997 and 1998 without any need for borrowings. Should the Company purchase a significant amount of treasury shares or encounter unexpected additional cash requirements, however, the Company believes that its existing loan commitments of $15 million will be adequate. The Company also expects that its existing capital, anticipated cash flow from operations, and existing loan commitments will provide adequate sources for its long-term liquidity and capital requirements, such as expansion of its manufacturing facilities overseas. The Company anticipates such expansion may occur within the next two years.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. An exception is the Company's direct and indirect Philippine labor force, which is paid in Philippine pesos exposing the Company to exchange rate fluctuations between the Philippine peso and the U.S. dollar. Although the Company has not incurred any material exchange gains or losses to date, there can be no assurance that fluctuations in currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

BUSINESS OUTLOOK AND RISK FACTORS

Business Outlook

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below. Other important risk factors are set forth in the Company's other filings with the Securities and Exchange Commission.

         The Company offers advanced design and manufacturing services to original equipment manufacturers. The Company specializes in custom displays and front panel displays utilizing liquid crystal display (LCD) and light emitting diode (LED) components and technology. The Company experienced substantial growth from 1993 through 1995 with such growth dependent primarily upon the Company's participation in a substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined, largely as a result of the phase-out by that major customer of a significant family of programs in early 1996.

         In the past several quarters, the Company has undertaken substantial efforts to diversify its business, broaden its customer base, and expand its markets, and the Company intends to continue those efforts. The Company's major customer, who accounted for approximately 80 percent of the Company's revenue in 1995, accounted for only 35 percent of the Company's revenue in the first six months of 1997. This reduced percentage occurred as a result of the increased sales to other customers and reduced product selling prices and revenue to that major customer. The percentage of revenue attributed to that wireless communications customer may increase over the next few quarters, but the current business plan of the Company targets that customer to account for no more than 40 percent of its revenue for all of 1997. The Company is planning for continued revenue growth during the last half of the year.

         The Company's gross margins are impacted by several factors, including manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, product mix, and volume pricing. Generally, higher-volume programs using more generic, low-information content LCD displays have lower margins. In addition, many of the Company's competitors are Asian suppliers, and a strong dollar could give a competitive pricing advantage to those suppliers. As the production levels of some of the Company's major programs increase over the next few quarters, the standard gross margins on those programs, which are generally lower, will have more of an impact on the Company's overall margins. On the other hand, the volume of those programs should have a favorable impact on manufacturing variances. As a result, it is the goal of the Company to maintain its gross margins in the low to mid-twenties for the remainder of this year. The Company expects that a variety of factors, including more advanced display modules commanding higher margins, should enable the Company's margins to eventually rise into the mid-twenty range.

         As the Company expands and diversifies its product and customer base, it may have to increase its selling and administrative expenses. Serving a myriad of customers with complex and differing issues requires increased personnel committed to those customers. As a result, the actual dollar amount of the selling, general, and administrative expenses in 1997 should be 10 to 25 percent greater than in 1996, although SG&A expenditures should continue decreasing in 1997 as a percentage of net sales.

         The Company believes that continued investments in research and development relating to new display technology and manufacturing processes are necessary to remain competitive in the marketplace as well as providing opportunities for growth. In 1996, the Company began to expand and intensify its internal research and development to focus on proprietary display products rather than emphasizing only manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona as a resource for the testing of the new ideas is the key to the development of these products, some of which will be proprietary and not available from other display manufacturers. Further, the development of the high-volume manufacturing LCD line has helped reduce the Company's dependence on foreign suppliers of LCD glass.

         The Company also intends to pursue technologies being developed in related fields. The Company operates the highest volume LCD manufacturing line in North America. As a result, several companies have approached the Company about potential alliances. The Company believes that a strategic alliance with one or more of those companies could minimize the cost of entry into new markets and new technologies. The Company is also considering licensing technologies from other companies that could be optimized on the LCD manufacturing line. This internal and external focus on research and development will continue indefinitely. As a result, the actual dollar amount of such expenditures in 1997 should be 10 to 15 percent greater than in 1996, although R&D expenditures should decrease in 1997 as a percentage of net sales.

Risk Factors

         Forward-looking statements in this report include revenue, margin, expense, and earnings analyses for 1997 and 1998 as well as the Company's expectations relating to future technologies and future design and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange

Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company.

         As noted previously, one customer is currently responsible for 35 percent of the Company's revenue and is expected to account for around 40 percent of the Company's revenue in 1997. In addition, the Company expects that another customer could account for around 25 percent of the Company's 1997 revenue. As a result, the majority of the Company's revenue in 1997 will likely come from a core customer base. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations.

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

         Another risk inherent in custom manufacturing is the satisfactory completion of design services and securing of production orders. A significant portion of the Company's anticipated revenue for the future will come from programs currently in the design or pilot production stage. Completion of the design is dependent on a variety of factors, including the customer's changing needs and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material adverse effect on the Company's operations if the expected production order for that product was significant. Finally, even when a design is satisfactorily completed, the customer may terminate or delay the program as a result of marketing or other pressures. The Company is expected to introduce several new products over the next few years. These new products will require significant expenditures, including expenses for custom integrated circuits as well as various capital expenditures for manufacturability. For example, LCOS microdisplays will require approximately $2 million of capital expenditures to extend the capabilities of the LCD high-volume manufacturing line to accommodating silicon. The failure of the Company to sell LCOS microdisplays for any reason could have a material adverse impact on the Company.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. Recently, several material components of some of the Company's major programs have been subject to allocation because of shortages by vendors. Although such shortages have not significantly affected the Company to date, continued or increased shortages could have a material adverse effect on the Company in the future.

         The Company is currently spending research and development dollars on several new technologies that it plans to introduce in the future. There is a risk that some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturability, and such failure could have a material adverse effect on the Company. Risks include technology problems, competitive cost issues, and yield problems. In addition, even if a new technology proves to be manufacturable, it may not be accepted by the Company's customer and the customer's marketplace because of price or technology issues or it may compare unfavorably with products previously introduced by others.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 24, 1997. All of the nominees were elected to the Company's Board of Directors as set forth in the Proxy Statement as follows:

         Nominees                     Votes in Favor       Against

         David R. Buchanan              7,354,919           82,642
         David C. Malmberg              7,357,083           80,478
         Burton E. McGillivray          7,357,273           80,288
         Kenneth M. Julien              7,262,942          174,619
         Gary R. Long                   7,349,972           87,589

         The following items were also voted upon and approved by the
Stockholders:

    (a) To approve amendments to and the restatement of the Company's 1993 Stock Option Plan (the "1993 Plan") to (i) permit all non-employee directors to receive grants of options and awards pursuant to the 1993 Plan, (ii) limit the number of options that may be granted to salaried employees in any one-year period in order to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, and (iii) make certain other revisions, which do not require stockholder approval, in order to bring the 1993 Plan into compliance with recent revisions to rules promulgated under Section 16 of the Securities Exchange Act of 1934, as amended.

         Votes in Favor            Opposed               Abstain
           6,098,526              1,294,699               44,336

    (b) To approve amendments to and the restatement of the Company's 1994 Automatic Stock Option Plan (the "1994 Plan") to (i) clarify that the restriction on receiving the initial automatic grant of options to acquire 1,000 shares of the Company's common stock (the "Initial Grant") applies only to non-employee directors who have previously received an Initial Grant, (ii) revise the vesting period for the options granted pursuant to the Initial Grant, and (iii) make certain other technical revisions to the 1994 Plan, which do not require stockholder approval.

         Votes in Favor            Opposed                Abstain
           7,192,046               199,196                 46,319

    (c) To ratify the appointment of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

         Votes in Favor            Opposed                Abstain
           7,373,302                36,117                 28,142


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


                            THREE-FIVE SYSTEMS, INC.
                                  (Registrant)



Dated: July 16, 1997               By:    /s/ Jeffrey D. Buchanan
                                          --------------------------------------
                                   Name:  Jeffrey D. Buchanan
                                   Its:   Vice President Finance, Administration
                                          and Legal; Chief Financial Officer