Form 10-Q
period 1997-09-30
THREE FIVE SYSTEMS INC
filed 1997-10-14
CIK 32272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
         Quarterly Report Pursuant to Section 13 or 15(d) of Securities
                              Exchange Act of 1934

                      For Quarter Ended September 30, 1997

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

YES      X                 NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                      OUTSTANDING AS OF SEPTEMBER 30, 1997
-----                                      ------------------------------------
Common                                                7,887,273
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION


                                                                                                                Page
                                                                                                                ----
ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets-
                           September 30, 1997 and December 31, 1996...............................................1

                  Consolidated Statements of Income (loss)-
                           Three Months and Nine Months Ended September 30, 1997 and 1996.........................2

                  Consolidated Statements of Cash Flows-
                           Nine Months Ended September 30, 1997 and 1996..........................................3

                  Notes to Consolidated Financial Statements......................................................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION...........................................................5


                                   PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................................10

SIGNATURES.......................................................................................................11

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                 1997           1996
                                                                                 ----           ----
                                                                             (Unaudited)

                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                 $10,198         $12,580
      Accounts receivable, net                                                   13,792           6,830
      Inventories, net                                                           10,148           4,606
      Deferred tax asset                                                          4,863           5,930
      Other current assets                                                          273           1,384
                                                                               --------        --------
         Total current assets                                                    39,274          31,330

PROPERTY, PLANT AND EQUIPMENT, net                                               30,355          30,913

COST IN EXCESS OF NET ASSETS ACQUIRED, net                                          101             130

OTHER ASSETS                                                                        192             196
                                                                               --------        --------
                                                                                $69,922         $62,569
                                                                               ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                          $ 7,347         $ 4,289
      Accrued liabilities                                                         5,498           4,524
      Income taxes payable                                                          891           1,004
                                                                               --------        --------
         Total current liabilities                                               13,736           9,817
                                                                               --------        --------


DEFERRED TAX LIABILITY                                                            1,568           1,568
                                                                               --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock                                                                 -               -
      Common stock                                                                   79              78
      Additional paid-in capital                                                 32,372          32,329
      Retained earnings                                                          22,373          19,016
      Cumulative translation adjustment                                              47              14
      Less - Treasury Stock at cost (22,500 shares)                               (253)           (253)
                                                                               --------        --------
         Total stockholders' equity                                              54,618          51,184
                                                                               --------        --------
                                                                                $69,922         $62,569
                                                                               =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                      (in thousands, except share amounts)



                                                          THREE MONTHS                     NINE MONTHS
                                                       ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                      1997             1996            1997            1996
                                                      ----             ----            ----            ----
NET SALES                                          $   24,074       $   13,118      $   58,940     $    45,657
                                                   -----------      -----------     -----------    -----------

COSTS AND EXPENSES:

      Cost of sales                                    18,511           19,798          45,376         46,143
      Selling, general and administrative               1,822            1,316           4,767          4,246
      Research and development                          1,314            1,074           3,759          2,904
                                                   -----------      -----------     -----------    -----------
                                                       21,647           22,188          53,902         53,293
                                                   -----------      -----------     -----------    -----------

         Operating income (loss)                        2,427          (9,070)           5,038        (7,636)


OTHER INCOME (EXPENSE):
      Interest, net                                       152               90             463            242
      Other, net                                         (41)             (17)            (60)          (116)
                                                   -----------      -----------     -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES                             2,538          (8,997)           5,441        (7,510)

         Provision for (benefit from)  income           1,010          (3,519)           2,084        (2,924)
         taxes
                                                   -----------      -----------     -----------    -----------


NET INCOME (L0SS)                                  $    1,528       $  (5,478)      $    3,357     $  (4,586)
                                                   ===========      ===========     ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                        $     0.19       $   (0.70)      $     0.42     $   (0.59)
                                                   ===========      ===========     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING                       8,181,152        7,779,492       8,081,632      7,763,687
                                                   ===========      ===========     ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               1997                      1996
                                                                               ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $  3,357                 $(4,586)
      Adjustments to reconcile net income (loss) to net cash
      Provided by operating activities:
         Depreciation and amortization                                           3,066                   2,626
         Provision of accounts receivable valuation reserves                      (108)                     46
         Provision (reduction) of inventory valuation reserves                  (1,620)                  6,203
         Loss on disposal of assets                                                  3                      15
      Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                (6,854)                  4,614
      (Increase) decrease in inventories                                        (3,922)                  1,285
      (Increase) decrease in other assets                                        1,114                    (671)
      Increase in accounts payable and accrued liabilities                       4,032                   3,826
      Increase (decrease) in taxes payable, net                                    954                  (4,592)
                                                                              --------                 -------
         Net cash provided by operating activities                                  22                   8,766
                                                                              --------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                (2,498)                   (453)
      Proceeds from sale of furniture and equipment                                 16                       1
                                                                              --------                 -------
         Net cash used in investing activities                                  (2,482)                   (452)
                                                                              --------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on notes payable to banks                                      --                    (3,000)
      Stock options exercised                                                       44                      13
                                                                              --------                 -------
         Net cash provided by (used in) financing activities                        44                  (2,987)
                                                                              --------                 -------

Effect of exchange rate changes on cash and cash equivalents                        34                    --
                                                                              --------                 -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (2,382)                  5,327

CASH AND CASH EQUIVALENTS, beginning of period                                  12,580                   4,551
                                                                              --------                 -------
CASH AND CASH EQUIVALENTS, end of period                                      $ 10,198                 $ 9,878
                                                                              ========                 =======

The accompanying notes are an integral part of these consolidated statements.

              THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the Company's December 31, 1996 consolidated financial statements and accompanying notes thereto.

Note B        Earnings (loss) per share is computed by dividing net earnings
              (loss) by the weighted average number of common shares and common share equivalents assumed outstanding during the three- and nine-month periods. For the three and nine-months ended September 30, 1996, no common share equivalents were considered in the calculation of loss per share as the effect was antidilutive. For all other periods presented, common share equivalents have been included in the calculation of earnings per share. Fully diluted earnings (loss) per share are considered equal to primary earnings
              (loss) per share in all periods presented. Effective January 1, 1998, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basis earnings (loss) per share calculated pursuant to SFAS No. 128 for the three months ended September 30, 1997 and 1996 is $0.19 and $(0.70), respectively, and for the nine months ended September 30, 1997 and 1996 is $0.43 and $(0.59), respectively. Diluted earnings (loss) per share calculated pursuant to SFAS No. 128 for the three months ended September 30, 1997 and 1996 is $0.19 and $(0.70), respectively, and for the nine months ended September 30, 1997 and 1996 is $0.41 and $(0.59), respectively.

Note C        Inventories consist of the following at:

                                                      September 30, 1997        December 31, 1996
                                                      ------------------        -----------------
                                                          (Unaudited)
                                                                     (in thousands)
              Raw Materials                                $ 7,927                    $ 3,147
              Work-in-Process                                1,467                        780
              Finished Goods                                   754                        679
                                                           -------                    -------
                                                           $10,148                    $ 4,606
                                                           =======                    =======

Note D Property, plant, and equipment consist of the following at:

                                                     September 30, 1997        December 31, 1996
                                                     ------------------        -----------------
                                                        (Unaudited)
                                                                     (in thousands)
              Building and Improvements                  $  10,431                   $10,431
              Furniture and Equipment                       31,274                    28,776
                                                           -------                   -------
                                                           $41,705                   $39,207
              Less, accumulated depreciated                (11,350)                   (8,294)
                                                         ---------                   -------
                                                         $  30,355                   $30,913
                                                         =========                   =======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996.

         Net sales were $24.1 million for the quarter ended September 30, 1997, an increase of 83.9 percent compared with net sales of $13.1 million for the quarter ended September 30, 1996. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales increase in the quarter ending September 30, 1997 was as a result of several new major programs in 1997 for a variety of customers, including a major office automation customer.

         Cost of sales, as a percentage of net sales, decreased to 76.9 percent for the quarter ended September 30, 1997 as compared with 150.9 percent for the quarter ended September 30, 1996. The corresponding increase in the gross margin in the third quarter was the result of a number of factors, including decreased provisions for excess and obsolete inventory and decreased unfavorable manufacturing variances occurring as a result of increased labor utilization and material purchases. In the quarter ended September 30, 1996, the Company took a special one-time provision for excess and obsolete inventory. Without the special provision, the cost of sales in that quarter would have been 97.3 percent of net sales.

         Selling, general, and administrative expense increased to $1.8 million for the quarter ended September 30, 1997 from $1.3 million for the quarter ended September 30, 1996. Selling, general, and administrative expense decreased as a percentage of net sales to 7.6 percent for the quarter ended September 30, 1997 from 10.0 percent for the quarter ended September 30, 1996 primarily as a result of increased sales. Selling, general and administrative expenses have increased in absolute terms as the result of increased selling expenses and the addition of administrative personnel.

         Research and development expense totaled $1.3 million, or 5.5 percent of net sales, for the quarter ended September 30, 1997 as compared with $1.1 million, or 8.2 percent of net sales, for the quarter ended September 30, 1996. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, process development costs, and various expenses for projects, including new product development. Research and development expense has increased as the Company has worked to develop new display products and technologies while continuing with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona.

         Interest income (net) for the quarter ended September 30, 1997 was $152,000, up from $90,000 for the quarter ended September 30, 1996. The increase in interest income was the result of investing higher average cash balances during the quarter. Other expense (net) was $41,000 for the quarter ended September 30, 1997, as compared with $17,000 for the quarter ended September 30, 1996. The difference was due primarily to increased foreign currency transaction losses for the quarter ended September 30, 1997.

         The provisions for income taxes increased to $1 million for the quarter ended September 30, 1997 from a benefit of $3,519,000 for the quarter ended September 30, 1996. This difference resulted primarily from having pre-tax income for the quarter ended September 30, 1997 as compared with a loss for the same period in 1996.

         Net income was $1.5 million, or $0.19 per share, for the quarter ended September 30, 1997 as compared with a net loss of $5,478,000, or $0.70 per share, for the quarter ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996.

         Net sales were $58.9 million for the nine months ended September 30, 1997, an increase of 28.9 percent compared with net sales of $45.7 million for the nine months ended September 30, 1996. The Company's net sales have not been subject to any significant seasonal fluctuations or variations. The sales increase was primarily a result of several new programs for new and existing customers. In the nine-month period ended September 30, 1997, the Company had two customers that each accounted for slightly less than 33 percent of the Company's net sales. For the comparable period in 1996, those two customers accounted for 69.0 percent and less than one percent, respectively, of the Company's net sales.

         Cost of sales, as a percentage of net sales, was 77 percent for the nine months ended September 30, 1997 as compared with 101.1 percent for the nine months ended September 30, 1996. The corresponding increase in the gross margin was the result of a number of factors, including decreased provisions for excess and obsolete inventory and favorable manufacturing variances occurring as a result of increased labor utilization and material purchases.

         Selling, general, and administrative expense of $4.8 million for the nine months ended September 30, 1997 increased from $4.2 million for the nine months ended September 30, 1996, with such increase primarily attributed to increased selling expenses and additional administrative personnel. Selling, general, and administrative expense decreased as a percentage of net sales to
8.1 percent for the nine months ended September 30, 1997 from 9.3 percent for the nine months ended September 30, 1996, primarily as a result of increased sales. Research and development expense totaled $3.8 million, or 6.4 percent of net sales, for the nine months ended September 30, 1997 as compared with $2.9 million, or 6.3 percent of net sales, for the nine months ended September 30, 1996. The increase in research and development expense was as a result of the Company's continued focus on the development of advanced display technologies and development of its in-house efforts relative to the high-volume manufacturing LCD line.

         Interest income (net) for the nine months ended September 30, 1997 was $463,000 up from $242,000 for the nine months ended September 30, 1996. The increase in interest income was the result of investing higher average cash balances during the nine months ended September 30, 1997. Other expense (net) decreased to $60,000 for the nine months ended September 30, 1997 from $116,000 for the nine months ended September 30, 1996. The decrease was due primarily to decreased closed facilities expenses and decreased loss on sale of assets for the nine months ended September 30, 1997.

         The provisions for income taxes was $2.1 million for the nine months ended September 30, 1997 as compared to a benefit of $2.9 million for the nine months ended September 30, 1996. This difference resulted primarily from having pre-tax income in the nine months ended September 30, 1997 as compared with a loss for the same period in 1996.

         Net income was $3.4 million, or $0.42 per share, for the nine months ended September 30, 1997 as compared with a net loss of $4.6 million, or $0.59 per share, for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1997, the Company generated $22,000 in cash flow from operations as compared with $8,766,000 during the first nine months of 1996. The decrease in the amount of positive cash flow from operations was primarily due to (i) an increase in inventory balances and (ii) an increase in accounts receivable for the first nine months of 1997 versus the reduction in accounts receivable that occurred in the first nine months of 1996. The increase in inventory balances and accounts receivable has occurred primarily as a result of the increased sales activity.

         Overall, the Company's depreciation expense for the nine months ended September 30, 1997 is 17 percent higher than for the same period in 1996. The high-volume LCD line is depreciated on a units-of-production method based on units started. It is anticipated that depreciation will continue to rise in 1997 as a result of an expected higher number of starts for the high-volume LCD manufacturing line in 1997 versus 1996, as well as having additional capital expenditures in 1997. The Company's working capital increased to $25.5 million at September 30, 1997 from the $21.5 million that it had at December 31, 1996. The Company's current ratio at September 30, 1997 was 2.86-to-1 as compared with a ratio of 3.2-to-1 at December 31, 1996.

         In May 1997, the Company entered into a new $15 million unsecured revolving line of credit with Imperial Bank, which matures May 31, 1998. At September 30, 1997, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at 175 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank plc, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1998. Three-Five Systems Limited had no borrowings outstanding under this line of credit at September 30, 1997.

         In August 1996, the Board of Directors authorized the repurchase from time to time of up to one million shares of the Company's Common Stock on the open market or in negotiated transactions, depending on market conditions and other factors. As of September 30, 1997, a total of 22,500 treasury shares had been purchased by the Company under the repurchase program at a cost of $253,000.

         Capital expenditures during the nine months ended September 30, 1997 were approximately $2.5 million, as compared with $453,000 during the same period of 1996. Capital expenditures for the nine months ended September 30, 1997 have consisted primarily of manufacturing and office equipment for the Company's operations in Manila and Arizona and laboratory equipment for research and development. The Company anticipates that its capital expenditures should continue at a similar pace during the remainder of 1997 and then increase for 1998. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and other manufacturing equipment. In late 1998, the Company will likely expand its overseas manufacturing capabilities. The Company anticipates the facilities and capital costs for such expansion to be in the range of $3 million to $4 million. In addition, in early 1998 the Company anticipates expending approximately $2 million on the capital equipment necessary to begin manufacturing liquid crystal on silicon (LCOS) microdisplays. It is expected that there will be significant additional expenditures in 1999 to increase the LCOS capacity.

         The Company anticipates that accounts receivable and inventory will continue to rise if revenue levels increase. The Company believes that its existing capital and anticipated cash flow from operations will provide adequate sources to fund operations throughout 1997 and 1998 without any need for borrowings. Should the Company encounter unexpected additional cash requirements, however, the Company believes that its existing loan commitments of $15 million will be adequate. The Company also expects that its existing capital, anticipated cash flow from operations, and existing loan commitments will provide adequate sources for its long-term liquidity and capital requirements, such as expansion of its manufacturing facilities overseas.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. An exception is the Company's Philippine labor force, which is paid in Philippine pesos and exposes the Company to exchange rate fluctuations between the Philippine peso and the U.S. dollar. Although the Company has not incurred any material exchange gains or losses to date, there has been some minor benefit in the three months ending September 30, 1997 as a result of the recent peso devaluation. If the peso devaluation were to continue, any benefit to the Company will likely be offset in the coming quarters by an increase in the Philippine labor rates and costs. There can be no assurance that fluctuations in currency exchange rates in the future will not have an adverse effect on the Company's operations. The Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

BUSINESS OUTLOOK AND RISK FACTORS

Business Outlook

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below. Other important risk factors are set forth in the Company's other filings with the Securities and Exchange Commission.

         The Company offers advanced design and manufacturing services to original equipment manufacturers. The Company specializes in custom displays and front panel displays utilizing liquid crystal display (LCD) and light emitting diode (LED) components and technology. The Company experienced substantial growth from 1993 through 1995 with such growth dependent primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined, largely as a result of the phase-out by that major customer of a significant family of programs in early 1996.

         The Company has had substantial growth in its revenues in the last several quarters with a 50 percent rate of growth since the first quarter of this year. This growth occurred because several strong new programs began production while many existing programs were in the middle of their life cycles. Although the Company expects some significant new programs to begin production in the next few quarters, several existing programs are nearing the completion of their natural life cycles. As a result the revenue from these new programs will be partially offset by the completion of the older programs and, although the Company plans for sequential growth, the rate of the Company's revenue growth over the next few quarters will likely be modest. If additional programs currently in development ramp their production levels up in mid-1988 as anticipated, the Company should resume a more accelerated growth rate. It is the stated desire of the Company to achieve a 25 to 30 percent compounded annual growth rate in revenues from year to year.

         In the past several quarters, the Company has undertaken substantial efforts to diversify its business, broaden its customer base, and expand its markets, and the Company intends to continue those efforts. The Company's historical major customer, who accounted for approximately 80 percent of the Company's revenue in 1995, accounted for slightly less than 33 percent of the Company's revenue in the first nine months of 1997. This reduced percentage occurred as a result of the increased sales to other customers and reduced product selling prices and revenues from that major customer. The percentage of revenue attributed to that wireless communications customer may increase over the next few quarters, but the current business plan of the Company targets that customer to account for no more than 40 percent of its revenue. Another customer also accounted for slightly less than 33 percent of the Company's revenue for the first nine months of 1997, but this percentage is expected to drop over the next few quarters as current programs reach the end of their cycles and replacements programs with lower selling prices are introduced.

         The Company's gross margins are impacted by several factors, including manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, product mix, and volume pricing. Generally, higher-volume programs using more generic, low-information content LCD displays have lower margins. In addition, many of the Company's competitors are Asian suppliers, and a strong dollar gives a competitive pricing advantage to those suppliers. As the production levels of some of the Company's new high-volume programs increase in early 1998, the standard gross margins on those programs, which are generally lower, may have more of an impact on the Company's overall margins. It is the goal of the Company, however, for increased manufacturing efficiencies to occur on those high-volume programs to help maintain its gross margins at existing levels. The Company expects that a variety of factors, including more advanced display modules commanding higher margins, should enable the Company's margins to eventually rise into the mid-twenty range in late 1998.

         As the Company expands and diversifies its product and customer base, it may have to further increase its selling and administrative expenses. Serving a myriad of customers with complex and differing issues requires increased personnel committed to those customers. As a result, the actual dollar amount of the selling, general, and administrative expenses in 1997 should be 20 to 25 percent greater than in 1996, although SG&A expenditures as a percentage of net sales should continue decreasing in 1997.

         The Company believes that continued investments in research and development relating to new display technology and manufacturing processes are necessary to remain competitive in the marketplace as well as providing opportunities for growth. In 1996, the Company began to expand and intensify its internal research and development to focus on proprietary display products rather than emphasizing manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona as a resource for the testing of the new ideas is the key to the development of these products, some of which will be proprietary and not available from other display manufacturers. Further, the development of the high-volume manufacturing LCD line has helped reduce the Company's dependence on foreign suppliers of LCD glass.

         The Company also intends to pursue technologies being developed in related fields. The Company operates the highest volume LCD manufacturing line in North America. As a result, several companies have approached the Company about potential alliances. The Company believes that a strategic alliance with one or more of those companies could minimize the cost of entry into new markets and new technologies. In August 1997, National Semiconductor Corporation and the Company entered into a strategic alliance agreement for the development and manufacture of liquid crystal on silicon (LCOS) microdisplays. Under the alliance, the two companies are working together in developing the LCOS technology with each company focusing on its core competency of silicon and LCDs, respectively. Once manufacturing begins, the companies will act as exclusive suppliers to one another with National supplying the silicon and the Company supplying the LCD manufacturing.

         The Company is also considering licensing technologies from other companies that could be optimized on the LCD manufacturing line. This internal and external focus on research and development will continue indefinitely. As a result, the actual dollar amount of such expenditures in 1997 should be 20 to 25 percent greater than in 1996, although R&D expenditures should decrease in 1997 as a percentage of net sales.

Risk Factors

         Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for 1997 and 1998 as well as the Company's expectations relating to future technologies and future design and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company.

         As noted previously, two customers are each currently responsible for slightly less than 33 percent of the Company's revenue. As a result, the majority of the Company's revenue comes from a core customer base. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations.

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

         Another risk inherent in custom manufacturing is the satisfactory completion of design services and securing of production orders. A significant portion of the Company's anticipated revenue for the future will come from programs currently in the design or pilot production stage. Completion of the design is dependent on a variety of factors, including the customer's changing needs and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material adverse effect on the Company's operations if the expected production order for that product was significant. Finally, even when a design is satisfactorily completed, the customer may terminate or delay the program as a result of marketing or other pressures. The Company is expected to introduce several new products over the next few years. These new products will require significant expenditures, including expenses for custom integrated circuits as well as various capital expenditures for manufacturability. For example, LCOS microdisplays will initially require approximately $2 million of capital expenditures. The failure of the Company to sell LCOS microdisplays for any reason could have a material adverse impact on the Company.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. Recently, several material components of some of the Company's major programs have been subject to allocation because of shortages by vendors and continued or increased shortages could have a material adverse effect on the Company in the future.

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


                                       THREE-FIVE SYSTEMS, INC.
                                            (Registrant)



Dated:   October 13,1997               By: /s/ Jeffrey D. Buchanan
       ------------------------           -------------------------------------
                                       Name: Jeffrey D. Buchanan
                                       Its:  Vice President Finance,
                                             Administration and Legal;
                                             Chief Financial Officer