Form 10-K
period 1997-12-31
THREE FIVE SYSTEMS INC
filed 1998-03-13
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K
 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                          Commission File Number 1-4373
                                                 ------

                            THREE-FIVE SYSTEMS, INC.
                    (Name of Issuer Specified in Its Charter)

                      Delaware                       86-0654102
          -------------------------------         ----------------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

State issuer's revenues for its most recent fiscal year:  $84,642,000

As of March 6, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which stock was sold as of such date in the stock market as reported on the New York Stock Exchange, was $152,309,391. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 6, 1998, there were 7,907,123 shares of the issuer's Common Stock outstanding.

Documents incorporated by reference: Portions of the issuer's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            THREE-FIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                       PART I

ITEM 1.           DESCRIPTION OF BUSINESS.........................................................................1
ITEM 2.           DESCRIPTION OF PROPERTY........................................................................19
ITEM 3.           LEGAL PROCEEDINGS..............................................................................19
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................19

                                                       PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................20
ITEM 6.           SELECTED FINANCIAL DATA .......................................................................22
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................................23
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................32
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................32
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE............................................................32

                                                      PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS ..............................................................32
ITEM 11.          EXECUTIVE COMPENSATION.........................................................................32
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................................32
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................32

                                                       PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K....................................................................................33

SIGNATURES.......................................................................................................35

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................F-1

                                     PART I

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

         The Company experienced substantial growth from 1993 through 1995 with net sales increasing from $38.0 million in 1993 to $91.6 million in 1995. The Company's growth during that period, however, depended primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined to $60.7 million, largely as the result of the phase-out by that major customer of a significant family of programs in early 1996, and the Company reported a loss in 1996 as a result of that phase-out and the significant inventory reserve taken during the third quarter. In 1997, the Company's sales increased to $84.6 million, primarily as a result of several new programs, including programs for an office automation customer. The growth that occurred during the period from 1993 through 1995 allowed the Company to construct the highest volume passive matrix LCD glass production facility in North America, which enables the Company to produce a substantial portion of its LCD glass requirements, as well as to attract key personnel, expand its research and development efforts, and build its infrastructure. The Company has undertaken substantial efforts to broaden its customer base by obtaining new customers and by increasing its business with those existing customers which have historically comprised a small percentage of the Company's revenue. The Company has also undertaken efforts to expand its markets by (1) placing sales personnel in new geographic locations, (2) targeting new industrial applications, and (3) developing new kinds of products.

         The Company believes that it is positioned to continue the growth that it experienced in 1997 as a result of its efforts in expanding its customer base and the markets it serves as well as its strength in designing, prototyping, and producing, on a timely and cost-efficient basis, a wide range of innovative, distinctive, and high-quality user interface devices required in the end products of OEMs. In the past few years, the Company has refocused its research and development capabilities with the intention of developing display technologies and manufacturing processes that will be useful for its current and future customers. The Company's design processes utilize advanced computer-aided design software to provide custom solutions for customers' products in time frames and on cost bases that it believes are competitive. The Company utilizes advanced, flexible manufacturing systems that can accommodate low-volume production runs or highly sophisticated applications in Arizona and high-volume, price sensitive runs in Manila, the Philippines.

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

Industry Overview

         The Company has benefited from the determination by certain OEMs in the electronics industry to outsource the design and production of certain components included in the end products of those OEMs. The Company believes that the following factors have contributed to this growing trend among OEMs:

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

         OEMs often design their products to contain user interface devices (including those relating to operational control and informational display) as a highly cost-effective means of differentiating their products from competing products. OEMs then make the decision of whether to use standard devices, to design and produce the devices in-house, or to outsource with a third party for design and production. In making this decision, companies often recognize that their greatest strengths consist of consumer recognition of brand names, market research and product development expertise, and highly developed sales and distribution channels. OEMs also recognize that the desired devices often cannot be obtained "off-the-shelf" and that time constraints and limitations on available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture the desired devices. OEMs often conclude that the logical solution is to focus their resources on those areas (such as marketing and distribution) where they possess the greatest leverage and to outsource the design and production of devices and components in which they lack the requisite technology and expertise.

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

         More  recently,   with  the   availability   of  the   high-volume  LCD
manufacturing line in Arizona, the Company has begun focusing its efforts on creating advanced display techonologies. These advanced display technologies will allow the Company to provide its customers with differentiating products or products that provide higher information content. These products may be available for use in custom devices or in standard devices. The Company currently has three technology initiatives. First, the Company has patented a new type of LCD display that emulates an emissive LED display, which the Company calls LCiD(TM) or Liquid Crystal intense Display. This low information content device is expected to provide a multi-colored emissive-looking display at passive LCD prices. The second initiative involves the creation of a high information content display with numerous gray shades but again at the price of a more typical LCD. This new product is called LCaD(TM) or Liquid Crystal active Drive(TM). This technology is based, in part, on technology licensed from Motif, Inc. and additional proprietary technology developed by the Company. The third technology initiative is liquid crystal on silicon microdisplays or LCoS(TM). LCoS(TM) microdisplays will provide high-resolution (up to one million pixels and beyond) active matrix displays that are less than 8/10 of an inch in diameter on the diagonal. LCoS(TM) microdisplays are expected to serve the need for portable, high information content displays in industries such as wireless communications, office automation, and industrial process controls. In addition, the Company expects that LCoS(TM) microdisplays will open new market industries for the Company in areas such as business and consumer electronics.

Custom Devices

         LCD and LED custom displays currently account for approximately 94.3 percent of the Company's revenue, with the majority consisting of LCD custom displays. A manufacturer of a complete system or product requiring a specific type of visual display (such as a cellular telephone, medical instrument, business machine, or hand-held data collection device) represents a typical buyer for a custom device.

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

Standard Devices

         Standard devices encompass a wide variety of LCD and LED devices having varied applications. "Visible" LCD and LED standard devices include (i) solid state lamps used for indicators, status lights, on-board circuit monitors, and instrumentation; (ii) multi-digit numerical displays used for calculators, industrial controls, data terminals, instrumentation timers, hand-held instruments, event counters, and PCB test equipment; (iii) integrated displays (with on-board integrated circuit drivers) and alpha numeric displays used for hand-held terminals, minicomputers, telecommunications, and instrumentation word processors; (iv) bar graph displays used for power meters in stereo systems, Ham and CB radio meters, VU meters in tape recorders, process control indicators, and replacements for volt meters; and (v) multi-digit numeric displays used for industrial controls, data terminals, test equipment, point of sale, mini-computer readout, and home consumer applications.

         Standard infrared devices include infrared emitters and silicon detectors used for TV remote controls, disk drives, tape drives, printers, encoders, solid state relays, photoelectric controls, slotted switches, reflective switches, intrusion alarms, touch screens, wireless data entry and positioning sensors.

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

         The Company seeks to increase its value to its customers by providing responsive, flexible, total manufacturing services. To date, manufacturing services have been concentrated toward the manufacture of LCD's and assembly of Company-designed user interface module assemblies. However, the Company has recognized an increased demand for extended manufacturing services beyond these core services. These extended services may include adding additional components, such as a keypad, microphone, card reader, product housing, or non-display electronic sub-assembly, or the turn-key manufacture of a complete OEM product. The Company intends to pursue extended manufacturing opportunities in those instances when the Company believes it will be beneficial to do so.

Manufacturing Facilities

         The Company currently conducts manufacturing operations in Tempe, Arizona and in Manila, the Philippines. The Arizona facility houses a Class 1000 "clean room" and LCD fabrication and prototyping operation. The Company utilizes the facility primarily to conduct LCD research and development, to produce prototype and pre-production runs of devices for customer approval, to conduct full production runs of low-volume devices, and to develop advanced manufacturing processes that can be applied in Manila during full-scale production. In addition, the facility has the largest fully automated LCD glass production capacity in North America. This highly automated line enables the Company to reduce its dependence on foreign suppliers of LCD glass. Facility personnel include a team of experts ranging from LCD research scientists to specialized engineers with backgrounds in electronics, mechanics, chemistry, physics, and manufacturing. The Company maintains a wide variety of state-of-the-art testing and quality control equipment at the facility.

         High  volume  LCD  module   manufacturing   is  done  in  Manila,   the
Philippines.  The  Company  is  a  party  to  an  agreement  (the  "Sub-Assembly
Agreement") with Technology Electronic Assembly and Management Pacific Corporation ("TEAM"), pursuant to which TEAM supplies direct manufacturing services at a facility owned by TEAM located in Manila. The Company is also party to a lease agreement (the "Lease Agreement") with TEAM pursuant to which TEAM leases space to the Company with respect to those manufacturing operations services performed by TEAM under the Sub-Assembly Agreement. TEAM manufactures, assembles, and tests devices designed by the Company in the space leased to the Company and pursuant to procedures set forth in the Sub-Assembly Agreement in accordance with specifications supplied by the Company. In 1997, TEAM and the Company entered into an amendment to the Sub-Assembly Agreement whereby all indirect manufacturing employees (primarily technicians, supervisors and engineers) became employees of the Company. As a result, under the Sub-Assembly Agreement TEAM now only supplies the direct labor and certain incidental services required to manufacture the Company's products. The Company owns the manufacturing, assembling, and testing equipment (including automated die attach and wire bond equipment with automatic pattern recognition features for die and wire placement for LED die) as well as the processes and documentation used by TEAM at the Manila facility. The Company pays TEAM for the direct manufacturing personnel based upon a negotiated available hourly rate. The Company employs all professional personnel, including an Operations Manager, with a support staff consisting of manufacturing supervisors, manufacturing, quality, and process engineers, and logistics and administrative personnel at the Manila facility.

         The Sub-Assembly Agreement and Lease Agreement between the Company and TEAM extend through December 31, 1999 and are renewable from year to year thereafter. The Sub-Assembly Agreement requires the Company to maintain minimum production levels. The termination of the Lease Agreement or Sub-Assembly Agreement or the inability of TEAM to fulfill its requirements under the
Sub-Assembly Agreement would require the Company to acquire additional manufacturing facilities or to contract for additional manufacturing services. The Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. These circumstances could affect the Company's ability to obtain products pursuant to the Sub-Assembly Agreement, although there has not been any material interruption of operations to date. The termination of or the inability of the Company to obtain products pursuant to the Sub-Assembly Agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company.

         The Company plans to construct a manufacturing facility in the People's Republic of China ("China") during 1998. The China facility will be a high-volume LCD module manufacturing facility similar to the Company's current facility in Manila. The Company initially will lease a facility in Beijing on a temporary basis, and the Company expects manufacturing to commence in that temporary facility in the middle of 1998. The Company is planning to construct its own facility in Beijing and expects to move into that new facility at the end of 1998. The Chinese manufacturing facility will be owned and operated by a wholly owned foreign subsidiary of the Company. The cost of equipping and constructing the China facility is expected to be approximately $8.0 million. For further discussions on the proposed China operations, See "Management Discussion and Analysis of Financial Conditions and Results of Operations" contained in Item 7 of this Report and "Description of Business - Special Considerations - Risks of International Operations" contained in Item 1 of this Report.

Quality Control

         The Company has implemented an aggressive quality control program and maintains at each of its facilities quality systems and processes that meet or exceed the demanding standards set by many leading OEMs in targeted industries. The Company's quality control program is based upon Statistical Process Control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. The Company performs product life testing to help ensure long-term product reliability. The Company analyzes results of product life tests and takes actions to refine the manufacturing process or enhance the product design.

         Increased global competition has led to increased customer expectations for price, delivery, and quality. Customers often evaluate price in the quotation process, while delivery and quality are evaluated only after the product is received. Therefore, many customers preview a company's quality by viewing the quality systems employed. In 1997, the Company received ISO 9002 certification of its Manila manufacturing facility. ISO is a quality standard established by the International Organization for Standardization, which attempts to ensure that the processes used in development and production remain consistent. This is accomplished through documentation maintenance, training, and management review of the processes used. Although achievement of ISO 9002 certification is no guarantee of the Company's ability to obtain future business, it is a factor that enables the Company's customers to recognize that the Company's production processes meet this established, global standard of performance.

Sales and Marketing

         The Company markets its services primarily in North America and Europe through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network. This network includes two franchised distributors in approximately 96 sales offices. A staff of in-house, Arizona-based sales and engineering personnel directs and aids all direct and distribution sales. The Company also has sales personnel in California, Massachusetts, Illinois, and Florida.

         The Company's sales to customers in Europe represented approximately 13 percent of net sales in 1997. In addition to a direct technical sales force, the Company distributes products in Europe through a network of distributors, augmented in some regions by marketing representatives. This network receives support from the marketing, customer service, and support staff employed by the Company's subsidiary, Three-Five Systems Limited, located in Swindon, England. The European staff and network of distributors provide marketing, consulting, and product design input locally for customers throughout Western Europe.

Customers

         The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in five primary industries: cellular telephones and other wireless communications, data collection, office automation, medical devices, and industrial process controls. As a result, the Company generally derives its revenue from services provided to a limited number of customers. The Company's largest customer is Motorola, Inc. ("Motorola"). The Company currently designs and manufactures user interface devices used in approximately 35 individual product programs for Motorola. Sales to Motorola accounted for 34.6 percent of the Company's revenue during 1997. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1997. Motorola recently awarded several new design programs to the Company. In addition, during 1997, Motorola instituted a LCD module allocation process in which it designated a few key LCD module vendors, including the Company, and communicated to each vendor the anticipated amount of purchases for 1998. Although the allocation process does not provide a guarantee of business to the Company, it provides an indication that purchases by Motorola could rise to as much as 50 percent of the Company's revenue in 1998. The Company's second largest customer in 1997 was Hewlett-Packard Company ("Hewlett-Packard"). Sales to Hewlett-Packard accounted for 32.0 percent of the Company's revenue during 1997. As the LCD modules manufactured by the

Company for Hewlett-Packard move into second generation versions in 1998, the Company expects that the selling price of some of those modules will be greatly reduced. Consequently, the Company believes that in 1998 the percentage of its revenue attributed to Hewlett-Packard will decline. See "Description of Business
- Special Considerations - Substantial Reliance on Certain Customers" contained in Item 1 of this Report.

Backlog

         As of December 31, 1997, the Company had a backlog of orders of approximately $21.8 million, all of which orders are believed to be firm and all of which are expected to be filled during fiscal 1998. The backlog of orders at December 31, 1996 was approximately $17.9 million. The Company's business may be developing some seasonality as the result of the significant amount of retail products into which its products are placed. Design cycles have shortened and many customers finish cycles in the fourth quarter (because of the holiday sales season) and ramp up new products in the second quarter of the calendar year. Consequently, the first quarter of a calendar year may have a disproportionately lower percentage of the year's total sales.

Patents and Trademarks

         The Company relies on a combination of patent, trade secrets and trademark laws, confidentiality procedures, and contractual provisions to protect its intellectual property. Although the Company's core business does not depend on any patent or trademark protection, the Company is manufacturing more advanced display products in which there are patent or trademark issues. The Company recently received a patent on a new display technology, which the Company refers to as LCiD(TM) or Liquid Crystal intense Display. In 1997, the Company also signed a license agreement with Motif, Inc. to license from Motif technology that forms the basis of its LCaD(TM) or Liquid Crystal active Drive. The Company recently applied for a patent on its LCaD(TM) technology.

Raw Materials

         The principal raw materials used in producing the Company's displays consist of gallium arsenide and gallium phosphorous wafers and die, LCD glass, driver die, circuit boards, molded plastic parts, lead frames, wire, chips, and packaging materials. The Company's procurement strategy provides alternative sources of supplies for the majority of these materials. Many of such materials, however, must be obtained from foreign suppliers, which subjects the Company to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. The Company's suppliers currently are meeting the requirements of the Company, and strategic supplier alliances have further strengthened relations with offshore suppliers. The Company's ability to produce a significant percentage of its requirements of LCD glass in its Arizona facility is expected to reduce the Company's dependence on foreign suppliers. See "Description of Business - Special Considerations - Shortage of Raw Materials and Supplies" contained in Item 1 of this Report.

Competition

         The Company believes that Optrex America, Inc., Seiko-Epson, Samsung, Seiko Instruments, Hyundai, PCI Limited, and Philips Components B.V. constitute the principal competitors for the Company's LCD devices. Hewlett-Packard, Rohm Co., Ltd., LiteOn, Inc., Siemens, Inc., Stanley Electric Company, Ltd., and Quality Technologies Corp. constitute its principal competitors for its LED devices. Most of these competitors are large companies that have greater financial, technical, marketing, manufacturing, and personnel resources than the Company. The revenue, profitability, and success of the Company depend substantially upon its ability to compete with other providers of user interface devices. No assurance can be given that the Company will continue to be able to compete successfully with such organizations.

         The Company currently competes principally on the basis of the technical innovation and performance of its product solutions, including their ease of use and reliability, as well as on their cost, timely design, and manufacturing and delivery schedules. The Company's competitive position could be adversely affected if one or more of its customers, particularly Motorola or Hewlett-Packard, determine to design and manufacture their user interface devices internally or secure them from other parties. See " Description of Business - Special Considerations - Competition" contained in Item 1 of this Report.

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

         More recently, the Company has begun to focus its research and development efforts on new display technologies. See "Description of Business Products and Services" contained in Item 1 of this Report. The Company has undertaken a significant research and development program with respect to the development of LCoS(TM) microdisplays and expects that the majority of available research and development personnel hours will be dedicated to LCoS(TM) microdisplays in 1998.

Environmental Regulation

         The operations of the Company result in the creation of small amounts of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The amount of hazardous waste produced by the Company may increase in the future depending on changes in the Company's operations. The general issue of the disposal of hazardous waste has received increasing focus from federal, state, local, and international governments and agencies and has been subject to increasing regulation. See "Description of Business - Special Considerations - Environmental Regulation" contained in Item 1 of this Report.

         In 1991, the Company received a notice of potential liability at the Barkhamsted-New Hartford Landfill Site in Barkhamsted, Connecticut from the United States Environmental Protection Agency ("EPA"). No further administrative action was taken against the Company and the Company has been verbally advised by a representative of the EPA that the Company will have no liability with respect to this matter.

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

Employees

         As of December 31, 1997, the Company employed a total of 459 persons. This number includes 174 full-time and approximately 10 temporary employees at its principal U.S. facility in Tempe, Arizona and U.S. sales offices; 267 employees at its manufacturing facility in Manila, the Philippines; and 8 employees at its Three-Five Systems, Limited subsidiary in Swindon, England. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

         TEAM provides the personnel engaged in the direct assembly of the Company's devices in Manila pursuant to the Sub-Assembly Agreement between the Company and TEAM. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report. As of December 31, 1997, approximately 1,133 persons performed direct labor operations at the Manila facility through the Sub-Assembly Agreement with TEAM.

Executive Officers

The following table sets forth information concerning each of the Company's executive officers.

Name                               Age                                 Position
----                               ---                                 --------

David R. Buchanan                  65      Chairman of the Board, President, and Chief Executive Officer

Vincent C. Hren                    47      Vice President - Operations

Jeffrey D. Buchanan                42      Vice President - Finance, Administration, and Legal;
                                           Chief Financial Officer; Secretary; and Treasurer

Dan J. Schott                      58      Vice President - Research and Development

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

         Dan J. Schott has been Vice President - Research and Development of the Company since July 1996. From January 1994 until July 1996 he was Vice President of Technology. From 1988 to January 1994, Mr. Schott was an Associate Director with Honeywell Inc., where his responsibilities included flat panel display research and development. From 1981 until 1987, he held various engineering management and program management positions with Sperry Rand Corp.

Special Considerations

Certain Factors Affecting Operating Results

         The Company's operating results are affected by a wide variety of factors which could adversely impact its net sales and profitability. These factors, many of which are beyond the control of the Company, include the Company's ability to identify industries which have significant growth potential and to establish strong and long-lasting relationships with companies in those industries; the Company's ability to provide significant design and manufacturing services for those companies on a timely and cost-effective basis; the Company's success in maintaining customer satisfaction with its design and manufacturing services; market acceptance of products of its customers incorporating devices designed and manufactured by the Company; the level and timing of orders placed by customers which the Company can complete in a quarter; customer order patterns; changes in order mix; the performance and reliability of devices designed and manufactured by the Company; the life cycles of its customers' products; the availability and utilization of manufacturing capacity; fluctuations in manufacturing yield and productivity; the quality, availability, and cost of raw materials, equipment, and supplies; the timing of expenditures in anticipation of orders; the cyclical nature of the industries and the markets served by the Company; technological changes; and competition and competitive pressures on prices.

         The Company's ability to increase its design and manufacturing capacity to meet customer demand and maintain satisfactory delivery schedules will be an important factor in its long-term prospects. Although the Company's product solutions are incorporated into a wide variety of communications, consumer, medical, office automation, and industrial products, a majority of its sales in 1997 were display modules for cellular products. A slowdown in demand for customer products, particularly cellular and office automation products which utilize the Company's products, as a result of economic or other conditions in the United States or worldwide markets served by the Company or other broadbased factors would adversely affect the Company's operating results.

Dependence on New Products and Technologies

         The Company operates in fast changing industries. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect the Company's operations unless the Company is able to adapt to the resulting changing conditions. As a result, the Company will be required to expend substantial funds for and commit significant resources to continuing research and development activities, the engagement of additional engineering and other technical personnel, the purchase of advanced design, production and test equipment, and the enhancement of design and manufacturing processes and techniques.

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

Substantial Reliance on Certain Customers

         In the past few years, the Company has generated most of its revenue from sales to a few significant customers. The Company's largest customer is Motorola, which accounted for 34.6 percent of the Company's revenue in 1997,
65.1 percent of the Company's revenue in 1996 and 80.5 percent of the Company's revenue in 1995. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1997. Although the percentage of sales to Motorola declined in 1997, the Company anticipates that this percentage will increase in 1998 to as much as 50 percent of the Company's revenue. The Company's second largest customer is Hewlett-Packard, which accounted for 32.0 percent of the Company's 1997 revenue. See "Description of Business - Customers" contained in Item 1 of this Report.

         The Company does not have long-term supply contracts with any customers, and customers also generally do not commit to long-term production schedules. In addition, customer orders generally can be cancelled and volume levels changed or delayed. The timely replacement of cancelled, delayed, or reduced orders cannot be assured and, among other things, could result in the Company holding excess and obsolete inventory. The Company's operating results have been materially and adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. Cancelled, delayed, or reduced commitments from any of the Company's major customers, particularly Motorola or Hewlett-Packard, would have a material adverse effect on the Company's results of operations.

Risks of International Operations

         General. The Company currently has substantial manufacturing operations located in the Philippines and the United States. The Company also has a sales office and distribution warehouse in Europe. In addition, in 1998 the Company is planning to construct a manufacturing facility in China, where the Company has not previously manufactured products. The geographical distances between Asia, Europe, and North America create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company may be affected by economic and political conditions in those countries, including fluctuations in the value of currency, duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. The Company also could be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as "most favored nation" status and trade preferences for certain Asian nations. In particular, the Company's operations and assets are subject to significant political, economic, legal and other uncertainties in the Philippines and China, where the Company is planning to substantially expand its operations.

         Manufacturing Operations in the Philippines. The Company has maintained its primary manufacturing facility in Manila, the Philippines since 1986. TEAM, a third party subcontractor, owns the facility, which is located on land it leases from the Philippine government. TEAM operates the facility under the Sub-Assembly Agreement and the Lease Agreement utilizing equipment, processes, and documentation owned by the Company and supervisory personnel employed by the Company. TEAM provides direct-level production personnel under the Sub-Assembly Agreement and leases space to the Company under the Lease Agreement. TEAM also utilizes other space in the facility to produce products for other entities unrelated to the Company. The Sub-Assembly Agreement and the Lease Agreement have current terms extending through December 31, 1999 and are renewable from year to year thereafter. Although the Company has made advance payments to TEAM since 1994 to assist it in meeting its working capital needs while it negotiates new financing arrangements, there were no outstanding advances to TEAM at December 31, 1997. The Company expects to make advances to TEAM in 1998 for generators and equipment needed for building improvements.

         The Company has made cumulative capital investments in the Philippines amounting to approximately $11.1 million through December 31, 1997. The Company's reliance on personnel and facilities in the Philippines and its maintenance of inventories abroad expose the Company to certain economic and political risks, including the business and financial condition of the subcontractor, political instability and expropriation, supply disruption, currency controls, and exchange fluctuations as well as changes in tax laws, tariffs, and freight rates. The Company has not experienced any significant interruptions in its business operations in the Philippines to date despite the fact that the Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. The Company believes that its manufacturing operations in the Philippines constitute one of the Company's most important resources and that it would be difficult for it to replace the low-cost, high-performance facility or the high-quality and hard working production staff if its manufacturing operations in the Philippines were disrupted or terminated. As a result, the Company's operations would be adversely affected if operations in the Philippines or air transportation with the Philippines were disrupted or terminated, even for a relatively short period of time. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report.

         Proposed Manufacturing Operations in China. The Company is planning to begin a manufacturing operation in China in 1998. The Company's operations and assets will be subject to significant political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. The Company also could be adversely affected by the imposition of austerity measures intended to reduce inflation; the inadequate development or maintenance of infrastructure, including the unavailability of adequate power and water supplies, transportation, raw materials, and parts; or a deterioration of the general political, economic or social environment in China.

         In addition, China currently enjoys "most favored nation" ("MFN") status granted by the United States government, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of MFN trading status for China. No assurance can be given that the United States will renew China's MFN status in future years. The failure or refusal of the United States government to renew China's MFN status could adversely affect the Company by increasing the cost to United States customers of products manufactured by the Company in China.

International Trade and Currency Exchange

         Approximately 33.8 percent of the Company's net sales in 1997 were international sales. Nearly all of those international sales were from sales in foreign markets, primarily Europe, China, and Hong Kong, to U.S. based OEMs based in the United States. In 1998, the Company expects sales to OEMs in Europe and China to increase and sales to OEMs in Hong Kong to decrease. In 1998, the Company expects to begin manufacturing operations in China and to continue its operations in Manila. The foreign sale and manufacture of products may be adversely affected by political and economic conditions abroad. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect the Company's ability to manufacture or sell devices in foreign markets and purchase materials or equipment from foreign suppliers.

         While the Company transacts business predominantly in United States dollars and most of its revenues are collected in U.S. dollars, a portion of the Company's costs, such as payroll, rent, and indirect operation costs, are denominated in other currencies, including Philippine pesos ("PhP"), British pounds sterling, and (in

1998) Chinese renminbi ("RMB"). For example, the Company's Sub-Assembly Agreement with TEAM is based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the Philippine peso. In 1998, the Company may have transactions, including sales, designated in Chinese RMB. Historically, fluctuations in foreign currency exchange rates have not resulted in significant exchange losses to the Company. Changes in the relation of these and other currencies to the United States dollar could affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted. In late 1997, the Philippine peso suffered a major devaluation from its historic levels of around $1.00 to PhP 25 down to as much as $1.00 to PhP 49. Over the last five years, the Chinese RMB has experienced significant devaluation against most major currencies. The establishment of the current exchange rate system as of January 1, 1994 produced a significant devaluation of the RMB from $1.00 to RMB 5.7 to approximately $1.00 to RMB 8.7. The rates at which exchanges of RMB into U.S. dollars may take place in the future may vary, and any material increase in the value of the RMB relative to the U.S. dollar would increase the Company's costs and expenses and therefore would have a material adverse effect on the Company. The Company anticipates that from time to time it will make United States dollar-denominated intercompany loans to its wholly owned subsidiary in China. Any decrease in the value of the RMB could adversely affect the Company if there are U.S. dollar-demoninated intercompany loans from the Company to its subsidiary. Hedging RMB is currently difficult because the currency is not freely traded. The Company would suffer a recordable loss as a result of a RMB devaluation if its intercompany loans to its subsidiary in China are not hedged.

Manufacturing Yields and Capacity

         The design and manufacture of user interface devices are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of the design and production personnel and equipment. As is typical in the industry, the Company from time to time has experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. This may be particularly true as the Company ramps up its high-volume LCD line to greater production levels in 1998, adds more equipment, and begins to manufacture LCoS(TM) microdisplays. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital
Resources" contained in Item 7 of this Report. Additionally, as the sophistication of user interface devices increases, so does the level of complexity in the required manufacturing processes. The Company continually reviews its processes in an effort to increase its manufacturing productivity, achieve higher manufacturing yields, and reduce design and manufacturing errors. In addition, the Company reviews ongoing procedures regularly to maintain its ability to meet delivery schedules to satisfy increased business. The Company's operating results would be adversely affected if it were unable to maintain high levels of productivity or satisfactory delivery schedules in either its Manila manufacturing plant or its Arizona high-volume LCD line.

         Manufacturing yields and delivery schedules also may be affected as the Company ramps up its manufacturing capabilities in China. Other companies in the industry have experienced difficulty in expanding or relocating manufacturing output and capacity, with such difficulty resulting in reduced yields or delays in product deliveries. No assurance can be given that the Company will not experience manufacturing yield or delivery problems in the future. Such problems could materially affect the Company's operating results. See "Description of Business - Manufacturing Facilities" contained in Item 1 of this Report.

Variability of Customer Requirements and Operating Results

         Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to ever-shorter lead times. The Company generally does not obtain long-term purchase orders but instead works with its customers to anticipate the volume of future orders. The Company must procure components and determine the levels of business that it will seek and accept, production schedules, personnel needs and other resource requirements, in each case without the benefit of long-term purchase commitments based upon the Company's estimate of anticipated future orders. A variety of conditions, both specific to the individual customer and generally affecting the industry, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would adversely affect the Company, its results of operations, prospects or debt service ability. On occasion, customers may require rapid increases in production, which can stress the Company's resources and reduce margins. Although the Company has increased its manufacturing capacity, there can be no assurance that the Company will have sufficient capacity at any given time to meet its customers' demands if such demands exceed anticipated levels.

         In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may contribute in the future, to significant periodic and quarterly fluctuations in the Company's results of operations. These factors include, among other things, the timing of orders; volume of orders relative to the Company's capacity; customers' announcements, introductions and market acceptance of new products or new generations of products; evolution in the life cycles of customers' products; timing of expenditures in anticipation of future orders; effectiveness in managing manufacturing processes; changes in cost and availability of labor and components; product mix; pricing and availability of competitive products and services; and changes or anticipated changes in economic conditions.

         The Company uses existing design programs to gauge expected future volume of business. Completion of the design is dependent, however, on a variety of factors, including the customer's changing needs, and not every design is successful in meeting those needs.

Utilization of Arizona Facility

         The Company has made substantial expenditures in constructing and equipping its facility in Tempe, Arizona, with a high-volume LCD manufacturing line. The high-volume line was placed in service in 1996, although the Company committed a significant amount of time and resources in 1996 and 1997 to the development of manufacturing processes on the line. The Company utilizes the high-volume line to produce a substantial portion of its own requirements for LCD glass.

         The successful utilization of the LCD glass line will require the Company (i) to produce LCD glass on a timely and cost-effective basis at quality levels at least equal to the LCD glass available from independent suppliers and
(ii) to utilize the LCD glass it produces in devices it designs and manufactures in a manner satisfactory to its customers. The Company experienced some delays in fully implementing its LCD glass manufacturing operations in 1996, and no assurance can be given that the Company will not experience problems or delays in the future in conducting its LCD glass manufacturing operations. Any such problems could result in the lengthening of the Company's delivery schedules, reductions in the quality or performance of the Company's design and manufacturing services, and reduced customer satisfaction. Such problems also could require the Company to purchase its LCD glass requirements from third parties and could delay the Company's ability to recover its investment in the high-volume LCD line.

         In addition, in 1998 the Company intends to add additional equipment to the LCD glass line to enhance its ability to manufacture LCoS(TM) microdisplays. See "Description of Business-Research and Development" contained in Item 1 of this Report. Manufacturing a LCoS(TM) microdisplay is a significantly different procedure than manufacturing a typical liquid crystal display. The manufacturing of microdisplays will require the Company to overcome challenges, including the use of a new material (silicon), the modification of equipment and processes to accommodate the miniature size of the product, the implementation of new scribing and breaking techniques, the incorporation of new handling procedures, the maintenance of cleaner manufacturing environments, and the ability to master tighter tolerances in the manufacturing process. Utilization of the LCD line for microdisplays also will require higher yields because of the significant cost of the silicon backplane.

Management of Growth

         The Company's revenue expanded substantially during the period from 1993 through 1995, but declined significantly in 1996 as a result of the discontinuation of a few significant programs from its major customer. During 1997, however, the Company increased the number of its manufacturing and design programs and the

Company plans to further expand the number and diversity of its programs in the future. At the end of 1997, the Company had 76 manufacturing and design programs versus 69 at the end of 1996. The Company's ability to manage its planned growth effectively will require it to enhance its operational, financial, and management systems, to expand its facilities and equipment, and to successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate its new LCD glass production facility in Arizona. The failure of the Company to manage its growth on an effective basis could have a material adverse effect on the Company's operations.

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

Dependence on Key Personnel

         The Company's development and operations depend substantially on the efforts and abilities of its senior management and technical personnel, including David R. Buchanan, who has served as the Chairman of the Board since 1986 and as President and Chief Executive Officer of the Company since 1987. The competition for qualified management and technical personnel is intense. The loss of services of one or more of its key employees or the inability to add key personnel (including those required for its LCD glass production facility) could have a material adverse effect on the Company. See "Description of Business - Executive Officers" contained in Item 1 of this Report. The Company does not have any fixed-term agreements with, or key person life insurance covering, any officer or employee. The Company, however, maintains noncompetition and nondisclosure agreements with its key personnel.

Protection of Intellectual Property

         The Company relies on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect its intellectual property. The Company seeks to protect certain of its technology under trade secret laws, which afford only limited protection. There can be no assurance that any of the Company's pending patent applications will be issued or that intellectual property laws will protect the Company's intellectual property rights. In addition, there can be no assurance that any patent issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop similar technology or design around any patents issued to the Company. Moreover, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries in which the Company operates. In particular, the Company may be afforded only limited protection of its intellectual property rights in China.

         The Company may in the future be notified that it is infringing certain patents or other intellectual property rights of others, although there are no such pending lawsuits against the Company or unresolved notices that it is infringing intellectual property rights of others. No assurance can be given that in the event of such infringement, licenses could be obtained on commercially reasonable terms, if at all, or that litigation will not occur. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of such claims could materially adversely affect the Company, its results of operations, prospects or debt service ability.

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

         The Company believes that there are alternative sources of supplies for most of these materials. Many materials, however, must be obtained from foreign suppliers, which subjects the Company to certain risks, including supply interruptions and currency price fluctuations. Purchasers of these materials, including the Company, experience difficulty from time to time in obtaining such materials. Although some component leadtimes have lengthened, the Company's suppliers currently are adequately meeting the requirements of the Company, and the Company's ability to produce a substantial portion of its own requirements for LCD glass in its Arizona facility has reduced the Company's dependence on foreign suppliers of LCD glass.

The Electronics Industry: Cyclicality and Capital Requirements

         The electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. In addition, the electronics industry has been characterized by cyclicality. The Company has sought to reduce its exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding segments of the electronics industry. However, the Company may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy. There is no assurance that the Company will continue to experience increased demand.

         To remain competitive, the Company must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the Company's operating results may be adversely affected if its net sales do not increase sufficiently to offset these increased costs.

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

         In January 1991, the Company received a notice of potential liability respecting a landfill site near the Company's former property in Barkhamsted, Connecticut from the United States Environmental Protection Agency. No further administrative action was taken against the Company and the Company was verbally advised by a representative of the EPA that the Company will have no liability with respect to this matter. In a separate matter, the Company has removed contamination and continues to conduct periodic chemical monitoring at the Company's former Connecticut property. There can be no assurance that other environmental problems will not be discovered in the future which could subject the Company to future costs or liabilities. See "Description of Business - Environmental Regulation" contained in Item 1 of this Report.

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

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1997" would be represented by "97". These systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four-digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. Currently, the Company is reviewing its internal systems to determine the impact of the Year 2000 requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced prior to the need to comply with Year 2000 requirements, and the Company does not anticipate any material disruption in its operations as the result of any failure by the Company to be compliant. The Company believes that the overall cost of compliance will not be material and expenses such compliance costs when incurred. It is uncertain whether the Company's customers and suppliers will have Year 2000 issues that may affect the Company, but the Company currently is developing a plan to evaluate the Year 2000 compliance status of its customers and suppliers.

Rights to Acquire Shares

         At December 31, 1997, 22,000 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1997 Stock Option Plan; 9,000 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1994 Automatic Stock Option Plan; 309,750 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1993 Stock Option Plan; and 210,220 shares of Common Stock were reserved for issuance upon exercise of options previously granted under the Company's 1990 Stock Option Plan. The weighted average exercise price of those shares is $11.01 per share. During the terms of such options, the holders thereof will have an opportunity to profit from an increase in the market price of Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

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

Shares Eligible for Future Sale; Potential Depressive Effect on Stock Price

         Currently, Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), provides that each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of 1 percent of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. An aggregate of 957,908 shares of Common Stock held by all the executive officers and directors of the Company currently are available for sale under Rule 144. Sales of substantial amounts of Common Stock by the stockholders of the Company, or even the potential for such sales, may have a depressive effect on the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

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

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements and information contained in this Report under the headings "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the electronics industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this
Item 1, "Description of Business - Special Considerations" in Item 1 of this Report.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company occupies a 97,000 square foot facility in Tempe, Arizona, which houses its United States based manufacturing operations; its research, development, engineering, design, and corporate functions; and the largest fully automated LCD glass manufacturing operations in North America. The Company entered into a ground lease through December 31, 2069, subject to renewal and purchase options as well as early termination provisions. Costs to construct, furnish, and equip the new facility were approximately $24.0 million.

         The Company leases approximately 3,500 square feet of office space in Swindon, United Kingdom, where it maintains its European administrative and executive offices.

         The Company leases approximately 60,000 square feet of manufacturing space in Manila, the Philippines. Approximately 40,000 square feet is subject to a lease which expires on December 31, 1999, and the remaining 20,000 square feet is subject to a lease which expires on March 31, 1999, and is renewable from year to year thereafter.

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

                                                                                     High              Low
                                                                                     ----              ---
1993:
First Quarter..............................................................     $   3  7/8       $   1  3/4
Second Quarter.............................................................         8                3  7/16
Third Quarter..............................................................        12  1/16          6  3/8
Fourth Quarter.............................................................        17  5/8          10  7/8

1994:
First Quarter..............................................................     $  30  7/8       $  16  9/16
Second Quarter.............................................................        29  15/16        20
Third Quarter..............................................................        46  1/2          26  1/4
Fourth Quarter.............................................................        50               28  3/4

1995:
First Quarter..............................................................     $  38  3/8       $  20  5/8
Second Quarter.............................................................        38  7/8          22  3/8
Third Quarter..............................................................        36  3/4          24  1/4
Fourth Quarter.............................................................        26  1/2          16

1996:
First Quarter..............................................................     $  21  7/8       $  11  5/8
Second Quarter.............................................................        14  1/8           9  1/8
Third Quarter..............................................................        13                8  3/4
Fourth Quarter.............................................................        14               10  5/8

1997:
First Quarter..............................................................     $  16  1/4       $  12  1/4
Second Quarter ............................................................        16               11  5/8
Third Quarter..............................................................        26  7/8          14  1/4
Fourth Quarter.............................................................        26  1/2          16  1/2

1998:
First Quarter (through March 6, 1998)......................................     $  23  1/16      $  17  3/4

         As of March 6, 1998, there were approximately 1,160 holders of record of the Company's Common Stock. The closing sale price of the Company's Common Stock on the NYSE on March 6, 1998 was $21.88 per share.

         The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has not paid dividends on its Common Stock and does not anticipate that it will do so in the near term. Furthermore, the Company's line of credit with Imperial Bank does not permit the payment of dividends without the consent of Imperial Bank. The payment of dividends in the future will depend on the Company's growth, profitability, financial condition, and other factors which the directors may deem relevant.

ITEM 6.  SLECTED FINANCIAL DATA

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

                                                             1997          1996          1995         1994          1993
                                                             ----          ----          ----         ----          ----
Consolidated Statements of Income (Loss):                      (in thousands, except per share amounts)
Net sales..............................................    $84,642       $60,713       $91,585       $85,477       $38,002
                                                           -------        ------        ------        ------        ------
Costs and expenses:
  Cost of sales........................................     64,760        58,321        70,481        59,409        26,725
  Selling, general and administrative..................      6,557         5,351         5,386         4,867         3,853
  Research and development.............................      5,106         4,065         2,396         1,270           857
                                                           -------        ------        ------        ------        ------
                                                            76,423        67,737        78,263        65,546        31,435
                                                           -------        ------        ------        ------        ------
Operating income (loss)................................      8,219        (7,024)       13,322        19,931         6,567
                                                           -------        ------        ------        ------        ------
Other income (expense)
  Interest, net........................................        548           412           765           859         (117)
  Other, net...........................................       (190)         (139)         (122)         (135)        (277)
                                                           -------        ------        ------        ------        ------
                                                               358           273           643           724         (394)
                                                           -------        ------        ------        ------        ------
Income (loss) before provision for (benefit from)
  income taxes and cumulative effect of
  accounting change....................................      8,577        (6,751)       13,965        20,655         6,173
Provision for (benefit from) income taxes..............      3,334        (2,920)        5,548         8,109         2,043
                                                           -------        ------        ------        ------        ------
Income (loss) before cumulative effect of
  accounting change....................................      5,243        (3,831)        8,417        12,546         4,130
Cumulative effect of accounting change.................         --            --            --            --           924
                                                           -------        ------        ------        ------        ------
Net income (loss)......................................     $5,243     $  (3,831)       $8,417       $12,546        $5,054
                                                           =======       =======       =======       =======       =======
Earnings (loss) per common share
 Basic.................................................    $  0.67     $   (0.49)       $ 1.09        $ 1.88        $ 0.77
                                                           =======       =======       =======       =======       =======
 Diluted...............................................    $  0.65     $   (0.49)       $ 1.04        $ 1.59        $ 0.71
                                                           =======       =======       =======       =======       =======
Weighted average number of common shares
  Basic................................................      7,854         7,768         7,716         6,666         6,578
                                                           =======       =======       =======       =======       =======
  Diluted..............................................      8,090         7,768         8,084         7,890         7,083
                                                           =======       =======       =======       =======       =======


Consolidated Balance Sheet Data (at end of period):

Working capital........................................    $29,113      $21,513        $22,400       $37,638      $ 7,427
Total assets...........................................     72,835       62,569         63,780        56,280       17,470
Notes payable to banks and long-term debt..............         --           --          3,000           182          223
Stockholders' equity...................................     56,525       51,184         55,224        46,561       10,202

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Annual Table: Percentages of Net Sales

         The following table sets forth, for the periods indicated, the percentage of net sales of certain items in the Company's Consolidated Financial Statements. The table and the discussion below should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                       1997        1996        1995
                                                                       ----        ----        ----
Net sales.........................................................    100.0%      100.0%      100.0%
                                                                      ------      -------     ------
Costs and expenses
  Cost of sales...................................................     76.5        96.1        77.0
  Selling, general, and administrative............................      7.8         8.8         5.9
  Research and development........................................      6.0         6.7         2.6
                                                                    -------     -------     -------
                                                                       90.3       111.6        85.5
Operating income (loss)...........................................      9.7       (11.6)       14.5
Other income .....................................................      0.4         0.5         0.7
                                                                    -------     -------     -------
Income (loss) before provision for (benefit from) income taxes....     10.1       (11.1)       15.2
Provision for (benefit from) income taxes.........................      3.9        (4.8)        6.1
                                                                    -------     -------     -------
Net income (loss).................................................      6.2%       (6.3)%       9.1%
                                                                    ========    =========   ========

Year Ended December 31, 1997 Compared with Year Ended December 31,1996

         Net sales were $84.6 million for 1997, an increase of 39.4 percent compared with net sales of $60.7 million for 1996. The sales increase was as a result of several new programs in 1997 for a variety of customers, including a major office automation customer. In 1997, the Company's largest customer accounted for net sales of $29.2 million compared with net sales of $39.5 million to that customer in 1996, for an overall decrease of 26.1 percent. The Company's major customer accounted for approximately 34.6 percent of net sales for 1997 compared with approximately 65.1 percent for 1996. One other customer accounted for $27.1 million, or 32 percent of the net sales, in 1997.

         Cost of sales, as a percentage of net sales, decreased to 76.5 percent for 1997 as compared with 96.1 percent for 1996. The corresponding increase in the gross margin was the result of a number of factors, including decreased provisions for excess and obsolete inventory, decreased unfavorable manufacturing variances occurring as a result of increased manufacturing volume, labor utilization, and material purchases, and a more mature product mix with higher margins and better yields. In the third quarter of 1996, the Company took a special one-time provision for excess and obsolete inventory related primarily to end-of-life programs for which the majority of shipments, expected to occur in the latter part of 1996, never materialized. Furthermore, the Company was required to make significant design modifications to a new product, which also resulted in obsolete inventory. Without the provision for excess and obsolete inventory taken in the third quarter of 1996, the cost of sales, as a percentage of net sales, would have been 84.5 percent for 1996.

         Selling, general, and administrative expense was $6.6 million for 1997, as compared with $5.4 million in 1996. Selling, general and administrative expenses have increased in absolute terms as a result of increased selling expenses and the addition of administrative personnel. As a result of increased revenue in 1997, however, selling, general, and administrative expense declined to 7.8 percent of net sales from 8.8 percent of net sales in 1996.

         Research and development expense totaled $5.1 million, or 6.0 percent of net sales, for 1997 as compared with $4.1 million, or 6.7 percent of net sales, for 1996. Research and development expense consists principally of salaries and benefits to scientists and other personnel, related facilities costs, including certain expenses associated with the development of new processes on the LCD line in Tempe, Arizona, and various expenses for projects. Research and development expense has increased as the Company has invested in new technologies and manufacturing processes, developed new potential products, and continued its in-house process development efforts related to the high-volume manufacturing LCD line. The Company believes that continued investments in research and development relating to manufacturing processes and new display technology are necessary to remain competitive in the marketplace, as well as to provide opportunities for growth.

         Interest income (net) for 1997 was $548,000, up from $412,000 for 1996. The increase in interest income was the result of investing higher average cash balances during the year. Other expenses (net) increased to $190,000 for 1997 from $139,000 for 1996. The increase was primarily attributed to foreign exchange losses.

         The Company recorded a provision for income taxes of $3.3 million for 1997, as compared with a benefit from income taxes of $2.9 million for 1996. This resulted primarily from having a loss in 1996 as compared with reporting net income in 1997. The overall tax rate for the Company for 1997 was 38.9 percent as compared with 43.3 percent for 1996. The Company expects that the tax rate for 1998 will approximate 40.0 percent.

         For 1997, the Company reported net income of $5.2 million, or $0.65 per share (diluted), as compared with a net loss of $3.8 million, or $0.49 per share (diluted), for 1996. Without the provision for excess and obsolete inventory taken in 1996, the Company would have reported net income of $158,000, or $0.02 per share, in 1996.

Year Ended December 31, 1996 Compared with Year Ended December 31,1995

         Net sales were $60.7 million for 1996, a decrease of 33.7 percent compared with net sales of $91.6 million for 1995. The sales decrease was primarily a result of lower order rates from the Company's major customer for existing product programs. During the first quarter of 1996, that customer, which is in the wireless communications industry, informed the Company that it had made an unexpected decision to begin phasing out certain of its cellular products that used display modules which comprised the Company's highest volume, longest running programs. Subsequently, the phase-out of those programs occurred even more quickly than the Company had anticipated or its customer had initially indicated. The sudden and unexpected reduction of those programs was the
greatest   contributor  to  the  reduced  revenue  in  1996.  The  long  product development time in the custom display business prevented the Company from quickly replacing the phased-out programs. In 1996, the Company's largest customer accounted for net sales of $39.5 million compared with net sales of $73.7 million to that customer for 1995, for an overall decrease of 46.4 percent. The Company's major customer accounted for approximately 65.1 percent of the net sales for 1996 compared with approximately 80.5 percent for 1995. All other customers accounted for net sales of $21.2 million for 1996 compared with net sales of $17.9 million for 1995.

         Cost of sales, as a percentage of net sales, increased to 96.1 percent for 1996 as compared with 77.0 percent for 1995. The corresponding decline in the gross margin was the result of a number of factors, including increased provisions for excess and obsolete inventory, manufacturing variances occurring as a result of decreased manufacturing volume and material purchases, and sales of low-margin products. In the third quarter of 1996, the Company took a special one-time provision for excess and obsolete inventory related primarily to end-of-life programs for which the majority of shipments, expected to occur in the latter part of 1996, never materialized. Furthermore, the Company was required to make significant design modifications to a new product, which also resulted in obsolete inventory. Without the provision for excess and obsolete inventory taken in the third quarter, the cost of sales, as a percentage of net sales, would have been 84.5 percent for 1996.

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

         The Company recorded a benefit from income taxes of $2.9 million for 1996, as compared with a provision for income taxes of $5.5 million for 1995. This resulted primarily from having a loss in 1996 as compared with reporting net income in 1995. The reported tax rate for the Company in the fourth quarter of 1996 was lower than normal because of an adjustment related to the difference between 1995 tax accruals and taxes actually incurred. This adjustment was $371,000 and was reflected in the reduced tax provision in the fourth quarter of 1996. The overall tax rate for the Company for 1996 was 43.3 percent as compared with 39.7 percent for 1995.

         For 1996, the Company reported a net loss of $3.8 million, or $0.49 per share (diluted), as compared to net income of $8.4 million, or $1.04 per share (diluted), for 1995. Without the provision for excess and obsolete inventory taken in the third quarter, the Company would have reported net income of $158,000, or $0.02 per share (diluted) in 1996.

Quarterly Results of Operations

         The following table presents unaudited consolidated financial results for each of the eight quarters in the period ended December 31, 1997. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                      Quarters Ended
                                   -----------------------------------------------------------------------------------------
                                                          (in thousands, except per share amounts)

                                                      1997                                         1996
                                   -------------------------------------------- --------------------------------------------

                                     Mar 31     June 30    Sept 30     Dec 31     Mar 31     June 30    Sept 30     Dec 31
                                     ------     -------    -------     ------     ------     -------    -------     ------
Net sales........................    $16,129    $18,737    $24,074     $25,702    $18,082    $14,457     $13,118    $15,056
                                     -------    -------    -------     -------    -------    -------     -------    -------
Costs and expenses:
 Cost of sales...................     12,488     14,377     18,511      19,384     14,401     11,944      19,798     12,178
 Selling, general, and
  administrative.................      1,466      1,479      1,822       1,790      1,459      1,471       1,316      1,105
 Research and development........      1,130      1,315      1,314       1,347      1,010        820       1,074      1,161
                                     -------    -------    -------     -------    -------    -------     -------    -------
                                      15,084     17,171     21,647      22,521     16,870     14,235      22,188     14,444
                                     -------    -------    -------     -------    -------    -------     -------    -------
Operating income (loss)..........      1,045      1,566      2,427       3,181      1,212        222      (9,070)       612
Other income (expense):
 Interest, net...................        157        154        152          85         19        133          90        170
 Other, net......................        (12)        (7)       (41)       (130)       (27)       (72)        (17)       (23)
                                     -------    -------    -------     -------    -------    -------     -------    -------
Income (loss) before provision
for (benefit from) income taxes..      1,190      1,713      2,538       3,136      1,204        283      (8,997)       759

Provision for (benefit from)
  income taxes...................        389        685      1,010       1,250        482        113      (3,519)         4
                                     -------    -------    -------     -------    -------    -------     -------    -------
Net income (loss)................       $801     $1,028     $1,528      $1,886      $ 722      $ 170     $(5,478)    $  755
                                     =======    =======    =======     =======    =======    =======     =======    =======
Earnings (loss) per common share
         Basic...................      $0.10      $0.13      $0.19       $0.24      $0.09      $0.02     $(0.70)      $0.10
                                     =======    =======    =======     =======    =======    =======     =======    =======
         Diluted.................      $0.10      $0.13      $0.19       $0.23      $0.09      $0.02     $(0.70)      $0.09
                                     =======    =======    =======     =======    =======    =======     =======    =======
Weighted average number of
   common shares
             Basic...............      7,759      7,855      7,874       7,900      7,737      7,775       7,779      7,780
                                     =======    =======    =======     =======    =======    =======     =======    =======
             Diluted.............      8,048      8,071      8,181       8,168      8,040      8,032       7,779      8,049
                                     =======    =======    =======     =======    =======    =======     =======    =======

Liquidity and Capital Resources

         During 1997, the Company generated $6.8 million in cash flow from operations as compared with $12.2 million during 1996. The decrease in cash flow from operations was primarily due to the increase in accounts receivable (versus the reductions in accounts receivable that occurred in 1996) and the increase in inventory. The increase in inventory and accounts receivable occurred primarily as a result of the increased sales activity in 1997. Depreciation expense in 1997 was $4.1 million versus $3.6 million in 1996. This increase was primarily as a result of an increased number of starts on the LCD manufacturing line in Tempe, Arizona. The high-volume LCD line is depreciated on a units of production method based on units started. The Company anticipates that depreciation will rise in 1998 as a result of additional capital expenditures in 1998, including a new building and equipment for the proposed manufacturing facility in China, the installation of additional equipment in its Manila manufacturing location, and the installation of equipment in Tempe, Arizona to manufacture liquid crystal on silicon (LCoS(TM)) microdisplays. The Company's working capital was $29.1 million at December 31, 1997, up from $21.5 million at December 31, 1996. The Company's current ratio at December 31, 1997 was 3.1-to-1 as compared with a current ratio of 3.2-to-1 at December 31, 1996. Including its cash and loan commitments, the Company had over $31.7 million in readily available funds on December 31, 1997.

         In May 1997, the Company entered into a new $15.0 million revolving line of credit with Imperial Bank, which matures May 22, 1998. At December 31, 1997, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 175 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances under the credit facility are based on accounts receivable, as defined, and accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1998. Three-Five Systems Limited had no borrowings outstanding under this line of credit at December 31, 1997.

         In 1996, the Board of Directors authorized the repurchase from time to time of up to one million shares of the Company's Common Stock on the open market or in negotiated transactions, depending on market conditions and other factors. As of December 31, 1997, 22,500 treasury shares had been purchased by the Company at a total cost of $253,000.

         Capital expenditures during 1997 were approximately $3.0 million, as compared with $948,000 during 1996. Capital expenditures for 1997 consisted primarily of manufacturing and office equipment for the Company's operations in Manila and Arizona and laboratory equipment for research and development. The Company anticipates that it will increase its capital expenditures during 1998. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment. The Company anticipates that it will spend approximately $3.0 million in early 1998 on the capital equipment needed to manufacture LCoS(TM) microdisplays. A major portion of that equipment already is on order. The Company also has decided to expand its overseas manufacturing capabilities in 1998 by opening a manufacturing facility in Beijing, China. The Company anticipates the facilities and capital cost for China in 1998 to be approximately $8.0 million.

         The Company anticipates that accounts receivable and inventory will rise in 1998 if revenue levels increase as currently anticipated. The Company believes that its existing capital, and anticipated cash flow from operations and credit lines will provide adequate sources to fund operations and planned expenditures throughout 1998. Should the Company encounter additional cash requirements, however, the Company may have to expand its loan commitments or pursue alternate methods of financing or raising capital.

Effects of Inflation and Foreign Currency Exchange Fluctuations

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. An exception is the Company's Sub-Assembly Agreement in the Philippines, which is based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the
Philippine peso. Although the Company has not incurred any material exchange gains or losses to date, there has been some minor benefit as a result of the recent peso devaluation. If the peso devaluation were to continue, a substantial portion of the benefit to the Company will likely be offset by an increase in the Philippine labor rates and costs. There can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse affect on the Company's operations. The Company is planning to commence operations in China in 1998. Although the Chinese currency currently is stable, there can be no assurance that it will remain so in the future. The Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations.

Business Outlook and Risk Factors

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below. Other important risk factors are set forth under "Special Considerations" in Item 1 of this Report.

         The Company offers advanced design and manufacturing services to original equipment manufacturers. The Company specializes in custom displays and front panel displays utilizing liquid crystal display (LCD) and light emitting diode (LED) components and technology. The Company experienced substantial growth from 1993 through 1995 with such growth dependent primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined, largely as a result of the phase-out by that major customer of a significant family of programs in early 1996. In 1997, sales returned to pre-1996 levels primarily as a result of several new programs and customers, including a major office automation customer.

         The Company had substantial growth in its revenues in 1997 with a 39.4 percent rate of growth over 1996. Fourth quarter revenues in 1997 were almost
59.3 percent greater than first quarter revenues in 1997. This growth occurred because several new programs began production in the second and third quarters of 1997 while many existing programs were in the middle of their life cycles. In 1997, more than 80 percent of revenue occurred in the second, third and fourth quarters. In 1998, the Company anticipates that this type of revenue pattern will be repeated. The Company believes that a pattern of seasonality may be developing as OEMs with retail products develop shorter product life cycles and introduce new programs early in the year following holiday sales. Although the Company expects some significant new programs to begin ramping up production in 1998, several existing programs are nearing the completion of their natural life cycles. Previously, the Company expected some of the new programs to begin to ramp up production in the first quarter prior to the completion of the mature programs. As the result of customer design issues, it now appears that those new programs will not begin to ramp up until the second and third quarter in a manner similar to the ramp up that occurred in 1997. As a result, the revenue from those new programs will not be available in the first quarter to offset the loss of revenue occurring from the completion of the older programs. Thus, sales in the first quarter of 1998 will decline over sales in the fourth quarter of 1997.

         The Company's estimated backlog of manufacturing revenue for programs currently in design is substantially greater than it was at the end of 1996. Therefore, if additional programs currently in development begin to ramp up their production levels in the second and third quarter of 1998 as anticipated, the Company should continue its year over year growth rate in 1998.

         In the past several quarters, the Company has undertaken substantial efforts to diversify its business, broaden its customer base, and expand its markets, and the Company intends to continue those efforts. The Company's historical major customer, which accounted for approximately 80 percent of the Company's revenue in 1995, accounted for 65 percent of the Company's revenue in 1996 and slightly less than 35 percent of the Company's revenue in 1997. This reduced percentage occurred as a result of the increased sales to other customers and reduced product selling prices and overall revenue from that major customer. Late in 1997, that major customer instituted an allocation process for awarding 1998 LCD module business. Although the allocation does not provide a guarantee of business, the Company anticipates that business with that customer will increase in 1998 at a rate faster than increases in business with other customers. Therefore, the percentage of revenue attributed to that wireless communications customer may increase in 1998, but the current business plan of the Company targets that customer to account for no more than 50 percent of its 1998 revenue. Another customer also accounted for 32 percent of the Company's revenue in 1997, but the Company expects this percentage to decline significantly over the next few quarters as current programs reach the end of their cycles and replacement programs with lower selling prices are introduced.

         The Company's gross margins are impacted by several factors, including manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, engineering costs, product mix, and volume pricing. Generally, higher-volume programs using more generic, low-information content LCD displays have lower margins. As the production levels of some of the Company's new high-volume programs increase in early 1998, the gross margins on those programs, which are generally lower, may have more of an impact on the Company's overall margins. In addition, many of the Company's competitors are Asian suppliers, and a strong dollar gives a competitive pricing advantage to those suppliers. Thus, the Company may see competitive margin pressure from Asian suppliers, particularly those in Korea and Japan. It is a goal of the Company, however, for increased manufacturing efficiencies to occur on those high-volume programs in order to maintain its gross margins at existing levels, although those efficiencies should not positively impact the Company's gross margins until after the first quarter of 1998. The Company also expects that more advanced display modules, expected to be introduced later in 1998, will command higher margins and should enable the Company to maintain its overall 1998 gross margins in the same range as the gross margins in 1997.

         As the Company expands and diversifies its product and customer base, it may have to further increase its selling, general, and administrative expenses. Serving a variety of customers with complex and differing issues requires increased personnel committed to those customers. As a result, the actual dollar amount of the selling, general, and administrative expenses in 1998 should be 20 to 25 percent greater than in 1997, although SG&A expenditures as a percentage of net sales should continue decreasing in 1998.

         The Company believes that continued investments in research and development relating to new display technology and manufacturing processes are necessary to remain competitive in the marketplace as well as to provide opportunities for growth. In 1997, the Company continued to expand and intensify its internal research and development to focus on proprietary display products rather than emphasizing manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona as a resource for the testing of the new ideas is the key to the development of these products, some of which will be proprietary and not available from other display manufacturers. In addition, the development of the high-volume manufacturing LCD line has helped reduce the Company's dependence on foreign suppliers of LCD glass.

         The Company also intends to pursue technologies being developed in related fields. The Company operates the highest-volume fully automated LCD manufacturing line in North America. As a result, several companies have approached the Company about potential alliances. The Company believes that a strategic alliance with one or more of those companies could minimize the cost of entry into new markets and new technologies. In August 1997, National Semiconductor Corporation and the Company entered into a strategic supplier alliance agreement for the development and manufacture of LCoS(TM) microdisplays. Under the alliance, the two companies are working together in developing the LCoS(TM) technology with each company focusing on its core competency of silicon and LCDs, respectively.

         The Company also is considering licensing technologies from other companies that could be optimized on the LCD manufacturing line. This internal and external focus on research and development will continue indefinitely. As a result, the actual dollar amount of such expenditures in 1998 should increase over 1997, although research and development expenditures should decrease as a percentage of net sales in 1998.

         The Company has decided to establish manufacturing operations in The People's Republic of China. A site was recently selected in Beijing, and an individual with management experience in China was hired to act as the General Manager and Vice President for the China operations. The Company plans to establish Chinese manufacturing operations in 1998 for several reasons. First, based upon its growth expectations for 1998 in the European and United States marketplaces, the Company anticipates a need for manufacturing capacity beyond what is available at its Philippine location. China was selected because of the desire to diversify manufacturing locations and because of the cost benefits that are expected to be achieved in China. The Company also believes that locating a portion of its manufacturing operations in China will create synergistic opportunities for the Company because many of the components used in the Company's products are manufactured in China. Second, many of the Company's existing and potential customers maintain manufacturing operations near the proposed China location. Despite the current Asian situation, those customers continue to require LCD modules and the Company participates very little in that market. Currently, there are few LCD module manufacturers in China. Under current Chinese government rules, however, OEMs in China have a strong motivation to utilize locally manufactured components. The Company expects some start up costs in 1998 associated with its manufacturing operations in China in advance of the first revenues from China, which are expected to occur in the third or fourth quarter of 1998. Other important risk factors are set forth under "Special Considerations" in Item 1 of this Report.

Risk Factors

         Forward-looking statements in this Report include revenue, margin, expense, and earnings analysis for 1998 as well as the Company's expectations relating to operations in China, future technologies, and future design and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this Report and in any written or oral statements of the Company.

         As noted previously, two customers currently are responsible for about two-thirds of the Company's revenue. As a result, the majority of the Company's revenue comes from a core customer base. Any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations. The Company expects the two-thirds concentration levels from those two combined customers in 1997 to continue into 1998.

         Although the trend of the Company is to enter into more manufacturing contracts with its customers, the principal benefit of these contracts is to clarify order lead times, inventory risk allocation, and similar matters and not to provide firm, long-term volume purchase commitments. The Company has no firm long-term volume purchase commitments from its customers. As a result, customer commitments can be canceled and expected volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced commitments cannot be assured and, among other things, could result in the Company holding excess and obsolete inventory or having unfavorable manufacturing variances as a result of under-absorption. These risks are exacerbated because the Company expects that a majority of its sales will be to customers in the retail electronics industry, which is subject to severe competitive pressures, rapid technological change, and obsolescence.

         Another risk inherent in custom manufacturing is the satisfactory completion of design services and securing of production orders. A significant portion of the Company's anticipated revenue for the future will come from programs currently in the design or pilot production stage. Completion of the design is dependent on a variety of factors, including the customer's changing needs, and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material adverse effect on the Company's operations if the expected production order for that product was significant. Even when a design is satisfactorily completed, the customer may terminate or delay the program as a result of marketing or other pressures. Finally, the Company is frequently one of several sources to a customer on a program. Therefore, the Company could satisfactorily complete all phases of the design and still fail to secure significant production orders on that program because of competitive issues.

         The Company plans to introduce several new products over the next few years. These new products will require significant expenditures, including expenses for custom integrated circuits as well as various capital expenditures for manufacturing capability. For example, the Company estimates that its initial capital expenditures for production of LCoS(TM) microdisplays will require approximately $3.0 million. The failure of the Company to sell one or more of these new technologies, including LCoS(TM) microdisplays, for any reason could have a material adverse impact on the Company.

         In addition to capital expenditures for new products, the Company is currently spending research and development dollars on several new technologies that it plans to introduce in the future. There is a risk that some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturing capability, and such failure could have a material adverse effect on the Company. Risks include technology problems, competitive cost issues, and yield problems. In addition, even if a new technology proves to be manufacturable, it may not be accepted by the Company's customer and the customer's marketplace because of price or technology issues or it may compare unfavorably with products previously introduced by others.

         The Company designs and manufactures products based on firm quotes. As a result, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. Recently, several material components of some of the Company's major programs have been subject to allocation because of shortages by vendors and continued or increased shortages could have a material adverse effect on the Company in the future. In addition, although most of the components purchased by the Company are purchased from vendors in Asian countries unaffected by the current currency crisis, a significant portion of the silicon drivers purchased by the Company are manufactured in Korea and Japan. The instability in certain Asian countries could cause supply problems with respect to these components.

         The Company's primary competitors are located in Asia, including, Japan, Korea, and Hong Kong, and most of the Company's customers are U.S.-based. The recent currency devaluation of several Asian countries could have an impact on the gross margins of the Company as the competitors' products become cheaper to purchase with a stronger dollar.

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years. For example, the year "1997" would be represented by "97". These systems and products will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four-digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. Currently, the Company is reviewing its internal systems to determine the impact of the Year 2000 requirements. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced prior to the need to comply with Year 2000 requirements, and the Company does not anticipate any material disruption in its operations as the result of any failure by the Company to be compliant. The Company believes that the overall cost of compliance will not be material and expenses such compliance costs when incurred. It is uncertain whether the Company's customers and suppliers will have year 2000 issues that may affect the Company, but the Company currently is developing a plan to evaluate the year 2000 compliance status of its customers and suppliers.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item relating to directors of the Company is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Description of Business - Executive Officers" contained in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for the Company's 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANICAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(c)      Exhibits

Exhibit
Number                                Exhibits
------                                --------
2                 Amended and Restated Agreement and Plan of Reorganization(1)
3(a)              Restated Certificate of Incorporation of the Company(2)
3(b)              Bylaws of the Company(1)
10(a)             1990 Incentive Stock Option Plan(1)
10(c)             Line of Credit Agreement between Three-Five Systems Limited and Barclays Bank, PLC(1)
10(d)             Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated
                  February 22, 1995(3)
10(g)             Form of Three-Five Systems, Inc. Distributor Franchise Agreement(4)
10(j)             1993 Stock Option Plan(4)
10(k)             1994 Automatic Stock Option Plan(5)
10(l)             Lease Agreement between Technology Electronic Assembly and Management (T.E.A.M.) Pacific
                  Corporation and Three-Five Systems Pacific, Inc.(6)
10(m)             Lease Agreement between Regent Apparel Corporation and Three-Five Systems Pacific, Inc.(6)
10(o)             Lease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(7)
10(t)             Credit Agreement dated May 23, 1997 between Three-Five Systems, Inc. and Imperial Bank, together with form of Revolving Promissory Note
10(u)             Addendum No. 1 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM
                  Pacific Corporation dated March 12, 1997
10(v)             1997 Employee Stock Option Agreement
10(w)             1998 Stock Option Agreement
10(x)             1998 Director's Stock Plan
10(y)             Addendum No. 2 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM
                  Pacific Corporation dated January 1, 1998
21                List of Subsidiaries
23                Consent of Arthur Andersen LLP
27.1              Financial Data Schedule
27.2              Amended and Restated Financial Data Schedule
27.3              Amended and Restated Financial Data Schedules
27.4              Restated Financial Data Schedule

----------------------------------------

(1) Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed March 27, 1990 and declared effective March 27, 1990.

(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994, as filed with the Commission on or about May 12, 1994.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed with the Commission on March 22, 1995, as amended by Form 10-KSB/A as filed with the Commission on April 28, 1995.
(4) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) as filed on February 3, 1994, and declared effective March 15, 1994.
(5) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) as filed on January 24, 1995.
(6) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 13, 1996.
(7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 1998                    THREE-FIVE SYSTEMS, INC.



                                       By /s/ David R. Buchanan
                                          --------------------------------------
                                       David R. Buchanan, Chairman of the Board,
                                       President, and Chief Executive Officer



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

        Name                                           Title                                        Date
        ----                                           -----                                        ----
/s/ David R. Buchanan                    Chairman of the Board, President,                     March 6, 1998
------------------------------------     And Chief Executive Officer
David R. Buchanan                        (Principal Executive Officer)

/s/ Jeffrey D. Buchanan                  Vice President - Finance, Administration, and         March 6, 1998
------------------------------------     Legal; Chief Financial Officer; Secretary;
Jeffrey D. Buchanan                      and Treasurer (Principal Financial and
                                         Accounting Officer)

/s/ David C. Malmberg                    Director                                              March 6, 1998
------------------------------------
David C. Malmberg

/s/ Burton E. McGillivray                Director                                              March 6, 1998
------------------------------------
Burton E. McGillivray

/s/ Gary R. Long                         Director                                              March 6, 1998
------------------------------------
Gary R. Long

/s/ Kenneth M. Julien                    Director                                              March 6, 1998
------------------------------------
Kenneth M. Julien

                            THREE-FIVE SYSTEMS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Public Accountants ....................................F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996 ................F-3

Consolidated Statements of Income (Loss) for the years ended
   December 31, 1997, 1996 and 1995 .........................................F-4

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1997, 1996 and 1995 .............................F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995 .........................................F-6

Notes to Consolidated Financial Statements ..................................F-7

                               ARTHUR ANDERSEN LLP







                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Three-Five Systems, Inc.:


We have audited the accompanying consolidated balance sheets of THREE-FIVE SYSTEMS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three-Five Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Phoenix, Arizona,
January 20, 1998.

                            THREE-FIVE SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS
                                                               December 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
CURRENT ASSETS:
   Cash and cash equivalents (Note 2)                      $ 16,371    $ 12,580
   Accounts receivable, net                                  12,540       6,830
   Inventories, net (Note 2)                                  8,255       4,606
   Deferred tax asset (Note 6)                                4,311       5,930
   Other current assets                                       1,228       1,384
                                                           --------    --------
      Total current assets                                   42,705      31,330

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)                  29,847      30,913

OTHER ASSETS                                                    283         326
                                                           --------    --------
                                                           $ 72,835    $ 62,569
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $  8,513    $  4,289
   Accrued liabilities (Note 2)                               5,079       4,524
   Current taxes payable (Note 6)                                --       1,004
                                                           --------    --------
      Total current liabilities                              13,592       9,817
                                                           --------    --------

DEFERRED TAX LIABILITY (Note 6)                               2,718       1,568

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 4):
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized                                                 --          --
   Common stock, $.01 par value; 15,000,000 shares
      authorized, 7,928,023 shares issued, 7,905,523 shares
      outstanding at December 31, 1997; 7,779,829 shares
      issued, 7,757,329 shares outstanding at
      December 31, 1996                                          79          78
   Additional paid-in capital                                32,420      32,329
   Retained earnings                                         24,259      19,016
   Cumulative translation adjustment (Note 2)                    20          14
   Less- Treasury stock, at cost (22,500 shares)               (253)       (253)
                                                           --------    --------
      Total stockholders' equity                             56,525      51,184
                                                           --------    --------
                                                           $ 72,835    $ 62,569
                                                           ========    ========



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (in thousands, except share amounts)

                                                                   Years Ended December 31,
                                                          -----------------------------------------
                                                              1997           1996           1995
                                                          -----------    -----------    -----------
NET SALES (Notes 5 and 8)                                 $    84,642    $    60,713    $    91,585
                                                          -----------    -----------    -----------

COSTS AND EXPENSES:
   Cost of sales                                               64,760         58,321         70,481
   Selling, general and administrative                          6,557          5,351          5,386
   Research and development                                     5,106          4,065          2,396
                                                          -----------    -----------    -----------
                                                               76,423         67,737         78,263
                                                          -----------    -----------    -----------
   Operating income (loss)                                      8,219         (7,024)        13,322
                                                          -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest, net                                                  548            412            765
   Other, net                                                    (190)          (139)          (122)
                                                          -----------    -----------    -----------
                                                                  358            273            643
                                                          -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES                                  8,577         (6,751)        13,965

   Provision for (benefit from) income taxes (Note 6)           3,334         (2,920)         5,548
                                                          -----------    -----------    -----------
NET INCOME (LOSS)                                         $     5,243    $    (3,831)   $     8,417
                                                          ===========    ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE (Note 2):
   Basic                                                  $      0.67    $     (0.49)   $      1.09
                                                          ===========    ===========    ===========
   Diluted                                                $      0.65    $     (0.49)   $      1.04
                                                          ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                    7,854,053      7,767,744      7,715,996
                                                          ===========    ===========    ===========
   Diluted                                                  8,089,975      7,767,744      8,083,551
                                                          ===========    ===========    ===========

                   The accompanying notes are an integral part
                       of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (in thousands, except share amounts)

                                                  Common Stock
                                             ---------------------   Additional              Cumulative
                                              Shares                  Paid-in    Retained    Translation  Treasury
                                              Issued      Amount      Capital    Earnings    Adjustment     Stock        Total
                                             ---------   ---------   ---------   ---------   ----------   ---------    ---------
BALANCE, December 31, 1994                   7,691,524   $      77   $  32,052   $  14,430    $       2   $    --      $  46,561

     Stock options exercised                    44,221        --            32        --           --          --             32
     Tax benefit from early disposition
       of incentive stock options (Note 6)        --          --           202        --           --          --            202
     Net income                                   --          --          --         8,417         --          --          8,417
     Translation adjustment                       --          --          --          --             12        --             12
                                             ---------   ---------   ---------   ---------    ---------   ---------    ---------

BALANCE, December 31, 1995                   7,735,745          77      32,286      22,847           14        --         55,224

     Stock options exercised                    44,084           1          11        --           --          --             12
     Tax benefit from early disposition
       of incentive stock options (Note 6)        --          --            32        --           --          --             32
     Net loss                                     --          --          --        (3,831)        --          --         (3,831)
     Purchase of treasury stock                   --          --          --          --           --          (253)        (253)
                                             ---------   ---------   ---------   ---------    ---------   ---------    ---------

BALANCE, December 31, 1996                   7,779,829          78      32,329      19,016           14        (253)      51,184

     Stock options exercised                   148,194           1          50        --           --          --             51
     Tax benefit from early disposition
       of incentive stock options (Note 6)        --          --            41        --           --          --             41
     Net income                                   --          --          --         5,243         --          --          5,243
     Translation adjustment                       --          --          --          --              6        --              6
                                             ---------   ---------   ---------   ---------    ---------   ---------    ---------

BALANCE, December 31, 1997                   7,928,023   $      79   $  32,420   $  24,259    $      20   $    (253)   $  56,525
                                             =========   =========   =========   =========    =========   =========    =========

  The accompanying notes are an integral part of these consolidated statements

                            THREE-FIVE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years Ended December 31,
                                                                         ---------------------------------
                                                                           1997         1996         1995
                                                                         ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $   5,243      $(3,831)   $  8,417
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                         4,135        3,551      2,278
       Provision for (reduction of) accounts receivable
         valuation reserves                                                    (69)          47         (1)
       Provision for (reduction of) inventory valuation reserves            (2,473)       4,015      1,218
       Loss on disposal of assets                                                2           12         24

   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                           (5,641)       2,469       (624)
       (Increase) decrease in inventories                                   (1,176)       5,082     (5,264)
       (Increase) decrease in other assets                                     505       (1,070)       (32)
       Increase (decrease) in accounts payable and accrued liabilities       4,778        4,296     (3,170)
       Increase (decrease) in taxes payable, net                             1,461       (2,358)    (1,568)
                                                                         ---------    ---------    -------
            Net cash provided by operating activities                        6,765       12,213      1,278
                                                                         ---------    ---------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                (3,049)        (948)   (27,051)
   Proceeds from sale of property, plant and equipment                          19            5        326
                                                                         ---------    ---------    -------
            Net cash used for investing activities                          (3,030)        (943)   (26,725)
                                                                         ---------    ---------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) notes payable to banks                       -        (3,000)     3,000
   Principal payments on and retirement of long-term debt                       -            -        (182)
   Stock options exercised                                                      52           12         32
   Purchase of treasury stock                                                   -          (253)        -
                                                                         ---------    ---------    ------
            Net cash provided by (used for) financing activities                52       (3,241)     2,850
                                                                         ---------    ---------    -------
   Effect of exchange rate changes on cash                                       4           -          12
                                                                         ---------    ---------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,791        8,029    (22,585)
CASH AND CASH EQUIVALENTS, beginning of year                                12,580        4,551     27,136
                                                                         ---------    ---------    -------
CASH AND CASH EQUIVALENTS, end of year                                   $  16,371    $  12,580    $ 4,551
                                                                         =========    =========    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                         $       4    $      60    $    12
                                                                         =========    =========    =======
   Income taxes paid                                                     $   1,973    $   1,832    $ 7,296
                                                                         =========    =========    =======

  The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995




(1)   ORGANIZATION AND OPERATIONS:

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

The Company maintains its primary manufacturing facility in Manila, the Philippines. A third-party subcontractor operates the facility under a sub-assembly agreement with the Company utilizing equipment, processes, and documentation owned by the Company. The sub-assembly agreement has a current term extending through December 31, 1999, and from year to year thereafter, but may be terminated by either party upon 180 days written notice. The termination of or the inability of the Company to obtain products pursuant to the sub-assembly agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company. Since December 1994, the Company has made advances totaling approximately $1.7 million to the subcontractor to help the subcontractor in meeting its working capital needs, all of which have been paid in full in 1997. The Company plans on incorporating a wholly-owned subsidiary during 1998 which will be engaged in the manufacturing and sale of the Company's products in China. Management expects that capital expenditures to acquire the property, plant, and equipment for this expansion will total approximately $8.0 million in 1998.

During 1995, the Company formed a wholly-owned subsidiary, Three-Five Systems Pacific, Inc. (Pacific). Pacific, a Philippines corporation, procures supplies primarily from Philippine vendors, as well as manages and assists production personnel of a third party subcontractor the Company employs. Three-Five Systems Limited (Limited), a wholly-owned subsidiary of the Company, is incorporated in the United Kingdom. Limited sells and distributes the Company's products to customers on the European continent.

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

         Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of amounts that would be realized in a current market exchange. The carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short maturities of these instruments.

         Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist of investments in commercial paper, marketable debt securities, money market mutual funds, and United States government agencies' obligations and are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards (SFAS) No. 115,
Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents were $12,886,000 and $11,243,000 at December 31, 1997 and December 31, 1996, respectively.

         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against Company-owned inventories for excess, slow-moving, and obsolete items and for items where the net realizable value is less than cost. The reserve for obsolete inventory totaled $4,309,000 and $6,782,000 at December 31, 1997 and December 31, 1996, respectively.

Inventories at December 31 consist of the following:

                                                     1997           1996
                                                  ---------      ----------
                                                      (in thousands)

                  Raw materials                   $   6,052      $    3,147
                  Work-in-process                     1,195             780
                  Finished goods                      1,008             679
                                                  ---------      ----------
                                                  $   8,255      $    4,606
                                                  =========      ==========

         Property, Plant and Equipment

Property, plant and equipment is recorded at cost and generally is depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 39 years. During 1996, the Company placed into service a high-volume LCD glass manufacturing line in its Tempe, Arizona manufacturing facility. The Company is depreciating the LCD glass line using the units of production method. Depreciation expense recorded using this method may be subject to significant fluctuation from year to year resulting from changes in actual production levels and ongoing analysis of the capacity of the equipment. Property, plant and equipment at December 31 consist of the following:

                                                     1997           1996
                                                  ----------     -----------
                                                        (in thousands)

                  Building and improvements       $   10,431     $    10,431
                  Furniture and equipment             31,804          28,776
                                                  ----------     -----------
                                                      42,235          39,207
                  Less- accumulated depreciation     (12,388)         (8,294)
                                                  ----------     -----------
                                                  $   29,847     $    30,913
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

During 1996, the Company entered into a transaction in which it conveyed its Tempe, Arizona facility and certain improvements to the City of Tempe as consideration for a rent-free 75-year lease. The Company has the option to repurchase the facility for $1,000 after ten years; therefore, the lease is accounted for as a capital lease.

         Accrued Liabilities

Accrued liabilities include accrued compensation of approximately $1,675,000 and $988,000 at December 31, 1997 and 1996, respectively.

         Foreign Currency Translation

Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, Foreign Currency Translation. The gain or loss resulting from the translation of the subsidiaries' financial statements has been included as a separate component of stockholders' equity. The net foreign currency transaction loss in 1997, 1996 and 1995 was $183,000, $46,000, and $32,000, respectively, and has been included in other expenses in the accompanying statements of income (loss).

         Revenue Recognition

The Company recognizes revenue upon shipment. The Company's distributor agreements provide for stock (inventory) rotation and price protection. Reserves are provided for each of these programs based on past return experience. These reserves are established at the time of shipment and reduce gross sales to arrive at net sales as presented in the accompanying consolidated statements of income (loss). These reserves are reflected as a reserve against accounts receivable from sales to distributors and totaled $125,000 and $89,000 at December 31, 1997 and 1996, respectively. The Company's distributors generally offset any returns and allowances against payments on accounts receivable. The Company also provides reserves for uncollectible accounts receivable. These reserves totaled $455,000 and $560,000 at December 31, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of all of its customers and considers various factors in establishing its allowance for doubtful accounts.

         Research and Development

Research and development costs are expensed as incurred. The Company currently is spending research and development dollars on several new technologies that it plans to introduce in the future. There is a risk that some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturable products.

         Earnings (Loss) Per Share

During 1997, the Company adopted SFAS No. 128, Earnings per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share for the years ended December 31, 1997, 1996 and 1995 are determined assuming that options were exercised at the beginning of each year or at the time of issuance, if later. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings per share for the year ended December 31, 1996 as their effect was anti-dilutive. Below are the disclosures required pursuant to SFAS No. 128 for the years ended December 31, 1997, 1996 and 1995 (in thousands, except per share data):

                                                      For the Years
                                                    Ended December 31,
                                                ----------------------------
                                                 1997      1996       1995
                                                -------   -------    -------
    Basic earnings (loss) per share:
      Income available to common shareholders   $ 5,243   $(3,831)   $ 8,417

      Weighted average common shares              7,854     7,768      7,716
                                                -------   -------    -------

                 Basic per share amount         $  0.67   $ (0.49)   $  1.09
                                                =======   =======    =======

    Diluted earnings (loss) per share:
      Income available to common shareholders   $ 5,243   $(3,831)   $ 8,417

      Weighted average common shares              7,854     7,768      7,716
      Options assumed converted                     236      --          368
                                                -------   -------    -------
      Total common shares plus assumed
        conversions                               8,090     7,768      8,084
                                                -------   -------    -------

                 Diluted per share amount       $  0.65   $ (0.49)   $  1.04
                                                =======   =======    =======

(3)   LONG-TERM DEBT:

In May 1997, the Company entered into a new $15.0 million unsecured revolving line of credit which matures May 22, 1998. This line of credit bears interest at the bank's prime rate (8.50% at December 31, 1997) or at the LIBOR base rate (5.7% to 6.0% at December 31, 1997) plus 1.75%, and is payable monthly. There was no balance outstanding at December 31, 1997 or 1996. In addition, the Company has a $350,000 United Kingdom credit facility with interest due quarterly at the bank's base rate (7.75% at December 31, 1997) plus 2%. Any unpaid balance is due June 20, 1998, and is secured by United Kingdom accounts receivable. Management intends to renew the United Kingdom credit facility and does not anticipate any material changes to the existing terms.

The lines of credit contain certain restrictive covenants which include, among other things, restrictions on the declaration or payment of dividends and the amount of capital expenditures. The lines also require the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio and to maintain certain other financial ratios.

(4)   BENEFIT PLANS:

The Company has four stock option plans: the 1997 Stock Option Plan (1997 Plan), the 1994 Non-Employee Directors Stock Option Plan (1994 Plan), the 1993 Stock Option Plan (1993 Plan), and the 1990 Stock Option Plan (1990 Plan).

         1997 Stock Option Plan

The 1997 Plan provides for the granting of nonqualified options to purchase up to 100,000 shares of the Company's common stock. Under the 1997 Plan, options may be issued to key personnel and others providing valuable services to the Company and its subsidiaries. The options issued will be nonqualified stock options and shall not be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986 (the Code). Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1997 Plan. There were options outstanding to acquire 22,000 shares of the Company's common stock under the 1997 Plan at December 31, 1997.

The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of the options will be determined by the plan administrator, but may not be less than 100 percent of the fair market value of the common stock at the time of the grant. The 1997 Plan will remain in force until May 12, 2007.

         1994 Non-Employee Directors Stock Option Plan

The 1994 Plan provides for the automatic grant of stock options to non-employee directors to purchase up to 100,000 shares of the Company's common stock. Under the 1994 Plan, options to acquire 500 shares of common stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on the Board of Directors on the date the 1994 Plan was approved by the Company's stockholders received an automatic grant of options to acquire 1,000 shares of common stock and each subsequent newly elected non-employee member of the Board of Directors will receive an automatic grant of options to acquire 1,000 shares of common stock on the date of their first appointment or election to the Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable 13 months after the automatic grant date. A non-employee member of the Board of Directors is not eligible to receive the 500 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 1,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100 percent of the fair market value of the Company's common stock on the date such options are granted. There were outstanding options to acquire 9,000 shares of the Company's common stock under the 1994 Plan at December 31, 1997.

         1993 Stock Option Plan

The 1993 Plan provides for the granting of options to purchase up to 385,454 shares of the Company's common stock (which includes 85,454 shares previously reserved for issuance under the Company's 1990 Stock Option Plan), the direct granting of common stock (stock awards), the granting of stock appreciation rights (SARs) and the granting of other cash awards (cash awards; stock awards, SARs and cash awards are collectively referred to herein as Awards). Under the 1993 Plan, options and Awards may be issued to key personnel and others providing valuable services to the Company and its subsidiaries. The options issued may be incentive stock options or nonqualified stock options. If any option or SAR terminates or expires without having been exercised in full, stock not issued under such option or SAR will again be available for grant pursuant to the 1993 Plan. There were options outstanding to acquire 309,750 shares of the Company's common stock under the 1993 Plan at December 31, 1997.

To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirement set forth in the Code. The expiration date, maximum number of shares purchasable and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of options will be determined by the plan administrator, but may not be less than 100 percent (110 percent if the option is granted to a stockholder who at the time the option is granted owns stock representing more than ten percent of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the time of the grant. The 1993 Plan will remain in force until February 24, 2003.

         1990 Stock Option Plan

Under the 1990 Plan, there are 210,220 options issued but unexercised as of December 31, 1997. In conjunction with stockholder approval of the 1993 Plan, the Board terminated the 1990 Plan with respect to unissued options to purchase 85,454 shares of common stock which remained and were unissued as of the date the 1993 Plan was adopted. The 1990 Plan will remain in force through May 1, 2000.

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

                                                                           1997          1996        1995
                                                                         ---------    ----------   ---------

         Net income (loss):                 As reported                  $   5,243    $  (3,831)   $   8,417
                                            Pro forma                        4,785       (4,076)       8,327
         Basic earnings (loss)
           per share:                       As reported                  $   0.67     $   (0.49)   $    1.09
                                            Pro forma                        0.61         (0.52)        1.08
         Diluted earnings (loss)
           per share:                       As reported                  $    0.65    $   (0.49)   $    1.04
                                            Pro forma                         0.59        (0.52)        1.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 5.45%, 6.31% and 6.31%; expected dividend yields of zero; expected lives of 6.4, 6.1 and 5.7 years; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 60.0%, 61.9% and 58.7%.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of shares sold in 1997 was $14.98.

A summary of the status of the Company's four stock option plans at December 31, 1997, 1996 and 1995 and changes during the three years then ended is presented in the table and narrative below:

                                     1997                        1996                           1995
                           ------------------------  -----------------------------  --------------------------
                                         Weighted                      Weighted                       Weighted
                                          Average                       Average                        Average
                                         Exercise                      Exercise                       Exercise
                             Shares        Price         Shares          Price         Shares           Price
                             ---------   ---------     ---------       --------       ----------      --------
   Outstanding at
     beginning of year         551,776    $   6.92       539,576        $ 8.06           465,326       $ 4.68
   Granted                     200,500       14.63       250,100         11.89           178,000        22.15
   Exercised                  (162,306)       1.34       (44,900)         0.49           (44,250)        0.75
   Expired                     (39,000)      12.23      (193,000)        18.04           (59,500)       29.24
                             ---------                 ---------                      ----------

   Outstanding at
         end of year           550,970    $  11.01       551,776        $ 6.92           539,576       $ 8.06
                             =========                 =========                      ==========

   Exercisable at end of
     year                      165,110                   294,982                         308,940
                             =========                 =========                      ==========
   Weighted average fair
     value of options
     granted                              $   9.19                     $ 7.57                        $  13.19
                                          ========                     ======                        ========

The following table summarizes information about stock options outstanding at December 31, 1997:

                                Options Outstanding                             Options Exercisable
              -----------------------------------------------------------  --------------------------
                                                Weighted
                                  Number         Average       Weighted         Number       Weighted
                 Range of     Outstanding at    Remaining      Average     Exercisable at     Average
                 Exercise      December 31,    Contractual     Exercise     December 31,     Exercise
                  Prices           1997           Life           Price           1997          Price
              --------------  --------------   ------------   -----------  ---------------   --------

              $ 0.25 - $9.00      108,720        5.7 years      $   0.77        108,720        $ 0.77
                9.01 - 20.00      422,250        8.0 years         13.06         51,390         13.52
               20.01 - 34.38       20,000        8.9 years         23.23          5,000         26.93
                                ---------        ---------      --------      ---------        ------
                                  550,970        7.6 years      $  11.01        165,110        $ 5.53
                                =========        =========      ========      =========        ======

         401(k) Profit Sharing Plan

Effective  September 1, 1990, the Company  adopted a profit sharing plan (401(k)
Plan) pursuant to Section 401(k) of the Code. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $71,000, $65,000, and $0 for the years ended December 31, 1997, 1996, and 1995, respectively.

(5)   MAJOR CUSTOMERS:

The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of fast growing industries. Beginning in 1996, the Company has been undertaking substantial efforts to diversify its business, broaden its customer base, and expand its markets. The Company's historical major customer, who accounted for approximately 65 percent and 81 percent of the Company's revenue in 1996 and 1995, respectively, accounted for approximately 35 percent of the Company's revenue during 1997. This reduced percentage occurred as a result of the increased sales to other customers and reduced product selling prices and revenues from that major customer. The Company's other significant customer accounted for 32 percent of the Company's revenue during 1997. Sales to this customer were less than 10 percent of the Company's revenue during 1996 and 1995.

The significant amount of sales to a few customers results in certain concentrations of credit risk for the Company. The Company's accounts receivable balance, including the accounts receivable of the Company's largest customers, is comprised of a large number of customers, primarily in the cellular phone, computer hardware and other electronic products industries. These customers are located primarily in the United States and Europe.

(6)   INCOME TAXES:

SFAS No. 109, Accounting for Income Taxes, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision for income taxes for the years ended December 31 consists of the following:

                                                                             1997          1996         1995
                                                                          ----------    ----------      --------
                                                                                      (in thousands)
         Current, net of operating loss carryforwards
           and tax credits utilized
                Federal, net of tax benefit from early
                  termination of incentive stock options                  $      356    $      556      $  2,775
                State                                                             97            58           790
                Foreign                                                           71             9         1,681
                                                                          ----------    ----------      --------
                                                                                 524           623         5,246
         Deferred provision (benefit)                                          2,769        (3,575)          100
         Tax benefit from early termination of incentive
           stock options, reflected in stockholders' equity                       41            32           202
                                                                          ----------    ----------      --------
                Provision (benefit) for income taxes                      $    3,334    $   (2,920)     $  5,548
                                                                          ==========    ==========      ========

In accordance with SFAS No. 109, a tax benefit for net operating losses of approximately $35,000, $102,000, and $67,000 and tax credits of approximately $0, $938,000, and $1,478,000 utilized in 1997, 1996, and 1995, respectively, are included as a reduction of the provision for income taxes in the consolidated statements of income (loss).

The components of deferred taxes at December 31 are as follows:

                                                                                           1997           1996
                                                                                        ---------       --------
                                                                                              (in thousands)
         Net long-term deferred tax liabilities:
           Accelerated tax depreciation                                                 $   2,685       $  1,535
           Other                                                                               33             33
                                                                                        ---------       --------

                                                                                        $   2,718       $  1,568
                                                                                        =========       ========
         Net short-term deferred tax assets:
           Inventory reserve                                                            $   1,721       $  2,675
           Uniform capitalization                                                           1,251          1,868
           Accrued liabilities not currently deductible                                     1,080          1,080
           Allowance for doubtful accounts                                                    156            196
           Tax effect of regular U.S. net operating loss carry forward                        166            189
           Other                                                                               91             76
                                                                                        ---------       --------
                                                                                            4,465          6,084
           Valuation allowance                                                               (154)          (154)
                                                                                        ---------       --------
                                                                                        $   4,311       $  5,930
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

A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                              1997         1996          1995
                                             ------       ------        ------

         Statutory federal rate                  34%          34%           34%
         Effect of state taxes                    5            6             6
         Other                                   -             3            -
                                             ------       ------        ------
                                                 39%          43%          40%
                                             ======       ======        ======

Net operating loss carryforwards for federal tax purposes totaled approximately $490,000 at December 31, 1997. The use of these carryforwards is limited to $67,000 per year and they expire through 2003.

(7)   COMMITMENTS AND CONTINGENCIES:

In March 1995, the Company entered into a non-cancelable operating lease for its primary manufacturing facility in Manila, the Philippines. The lease expires December 31, 1999. In April 1995, the Company entered into a non-cancelable operating lease for an additional manufacturing facility in Manila, the Philippines. In February 1997, the Company exercised its option to renew the lease for two years. The lease expires March 31, 1999.

Rent expense was approximately $793,000, $477,000 and $683,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

The Company's future lease commitments under the non-cancelable operating leases as of December 31, 1997, are as follows (in thousands):

                  1998                             $    419
                  1999                                  372
                  2000                                  100
                  2001                                  100
                  2002                                  100
                  Thereafter                          6,625
                                                   --------
                                                   $  7,716
                                                   ========

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending administrative proceedings is adequately provided for in the accompanying financial statements.

(8)   GEOGRAPHIC SEGMENTS:

Sales by geographic area and identifiable assets for the years ended December 31, 1997, 1996, and 1995 were as follows:

                                                   North
                                                  America      Europe      Pacific Rim  Eliminations    Consolidated
                                                 ---------    ---------    -----------  ------------    ------------
                                                                            (in thousands)
December 31, 1997:
   Net sales                                     $  73,887    $  10,755    $      -      $       -        $  84,642
   Transfers to Europe                               9,136           -            -          (9,136)             -
   Transfers to North America                           -            -         3,107         (3,107)             -
                                                 ---------    ---------    ---------     ----------       --------

           Total revenue                         $  83,023    $  10,755    $   3,107     $  (12,243)      $  84,642
                                                 =========    =========    =========     ==========       =========
   Net income                                    $   4,728    $     404    $      65     $       46       $   5,243
                                                 =========    =========    =========     ==========       =========
   Identifiable assets                           $  61,307    $   4,896    $   7,431     $     (799)      $  72,835
                                                 =========    =========    =========     ==========       =========

December 31, 1996:
   Net sales                                     $  32,899    $  27,814    $      -      $       -        $  60,713
   Transfers to Europe                              25,810           -            -         (25,810)             -
   Transfers to North America                           -            -         1,494         (1,494)             -
                                                 ---------    ---------    ---------     ----------       --------

           Total revenue                         $  58,709    $  27,814    $   1,494     $  (27,304)      $  60,713
                                                 =========    =========    =========     ==========       =========
   Net income (loss)                             $  (4,005)   $      19    $      12     $      143       $  (3,831)
                                                 =========    =========    =========     ==========       =========
   Identifiable assets                           $  52,951    $   3,824    $   6,164     $     (370)      $  62,569
                                                 =========    =========    =========     ==========       =========

December 31, 1995:
   Net sales                                     $  24,235    $  67,350    $      -      $       -        $  91,585
   Transfers to Europe                              60,361           -            -         (60,361)             -
   Transfers to North America                           -            -         1,437         (1,437)             -
                                                 ---------    ---------    ---------     ----------       --------

           Total revenue                         $  84,596    $  67,350    $   1,437     $  (61,798)      $  91,585
                                                 =========    =========    =========     ==========       =========

   Net income (loss)                             $   5,093    $   3,353    $     (46)    $       17       $   8,417
                                                 =========    =========    =========     ==========       =========
   Identifiable assets                           $  50,779    $   8,491    $   7,789     $   (3,279)      $  63,780
                                                 =========    =========    =========     ==========       =========

                            THREE-FIVE SYSTEMS, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                             Balance at   Charged to      Charged to                    Balance at
                             Beginning     Costs and        Other                         End of
                             of Period     Expenses        Accounts      Other            Period
                             ---------     --------        --------      -----            ------
                                                        (in thousands)

Allowance for doubtful
accounts and sales
returns and allowances:
-----------------------

Year ended
December 31, 1997             $  649         (105)           36(1)         --             $  580

Year ended
December 31, 1996             $  603           14            32(1)         --             $  649

Year ended
December 31, 1995             $  604          (36)           35(1)         --             $  603


Inventory Reserve:
------------------


Year ended
December 31, 1997             $6,782        1,114                        (3,587)(2)       $4,309

Year ended
December 31, 1996             $2,767        5,939           142(2)       (2,066)(2)       $6,782

Year ended
December 31, 1995             $1,548        1,563           391(3)         (735)(2)       $2,767

(1) Actual return activity
(2) Obsolete inventory written off
(3) Inventory adjustments
                                      S-1