Form 10-K/A
period 1997-12-31
THREE FIVE SYSTEMS INC
filed 1998-03-23
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997

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

Date: March 19, 1998                   THREE-FIVE SYSTEMS, INC.



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

        Name                                           Title                                        Date
        ----                                           -----                                        ----
/s/ David R. Buchanan                    Chairman of the Board, President,                     March 19, 1998
------------------------------------     And Chief Executive Officer
David R. Buchanan                        (Principal Executive Officer)

/s/ Jeffrey D. Buchanan                  Vice President - Finance, Administration, and         March 19, 1998
------------------------------------     Legal; Chief Financial Officer; Secretary;
Jeffrey D. Buchanan                      and Treasurer (Principal Financial and
                                         Accounting Officer)

                                         Director                                              March   , 1998
------------------------------------
David C. Malmberg

/s/ Burton E. McGillivray                Director                                              March 19, 1998
------------------------------------
Burton E. McGillivray

/s/ Gary R. Long                         Director                                              March 19, 1998
------------------------------------
Gary R. Long

/s/ Kenneth M. Julien                    Director                                              March 19, 1998
------------------------------------
Kenneth M. Julien

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

Schedule II - Valuation and Qualifying Accounts and Reserves ................S-1

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share data):
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