Form 10-Q
period 1998-03-31
THREE FIVE SYSTEMS INC
filed 1998-05-04
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q
                   Quarterly Report Pursuant to Section 13 or
                    15(d) of Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1998

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

                                  (602)389-8600
                  --------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                           OUTSTANDING AS OF March 31, 1998
-----                                           --------------------------------

Common                                                      7,907,123
                                                       ------------------
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION


                                                                            Page

ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets-
                           March 31, 1998 and December 31, 1997................1

                  Consolidated Statements of Income-
                           Three Months Ended March 31, 1998 and 1997..........2

                  Consolidated Statements of Cash Flows-
                           Three Months Ended March 31, 1998 and 1997..........3

                  Notes to Consolidated Financial Statements...................4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                  OF OPERATIONS AND FINANCIAL CONDITION........................5


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................12

SIGNATURES....................................................................13

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          MARCH 31, DECEMBER 31,
                                                            1998       1997
                                                            ----       ----
                                                         (Unaudited)

                                    ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                           $ 13,943    $ 16,371
      Accounts receivable, net                              12,808      12,540
      Inventories, net                                      12,865       8,255
      Deferred tax asset                                     4,311       4,311
      Other current assets                                   1,134       1,228
                                                          --------    --------
         Total current assets                               45,061      42,705

PROPERTY, PLANT AND EQUIPMENT, net                          30,444      29,847


OTHER ASSETS                                                   272         283
                                                          --------    --------
                                                          $ 75,777    $ 72,835
                                                          ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                    $ 10,370    $  8,513
      Accrued liabilities                                    4,350       5,079
      Current maturities of long term debt                    --          --
      Current taxes payable                                    813        --
                                                          --------    --------
         Total current liabilities                          15,533      13,592
                                                          --------    --------


DEFERRED TAX LIABILITY                                       2,718       2,718

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock                                         --          --
      Common stock                                              79          79
      Additional paid-in capital                            32,423      32,420
      Retained earnings                                     25,254      24,259
      Cumulative translation adjustment                         23          20
      Less - Treasury Stock at cost (22,500 shares)           (253)       (253)
                                                          --------    --------
         Total stockholders' equity                         57,526      56,525
                                                          --------    --------

                                                          $ 75,777    $ 72,835
                                                          ========    ========


The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           1998          1997
                                                         --------      --------

NET SALES                                                $ 18,479      $ 16,129

COSTS AND EXPENSES:
      Cost of sales                                        13,687        12,488
      Selling, general and administrative                   1,619         1,466
      Research and development                              1,689         1,130
                                                         --------      --------
                                                           16,995        15,084
                                                         --------      --------

          Operating Income                                  1,484         1,045

OTHER INCOME (EXPENSE):
      Interest, net                                           192           157
      Other, net                                              (17)          (12)
                                                         --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES                    1,659         1,190
      Provision for income taxes                              664           389
                                                         --------      --------

NET INCOME                                               $    995      $    801
                                                         ========      ========

EARNINGS PER COMMON SHARE:
      Basic                                              $    .13      $    .10
                                                         ========      ========
      Diluted                                            $    .12      $    .10
                                                         ========      ========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic                                                 7,907         7,759
                                                         ========      ========
      Diluted                                               8,165         8,048
                                                         ========      ========

The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       --------------------
                                                                         1998        1997
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $    995    $    801
      Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                    1,078         972
         Provision for (reduction of) accounts receivable valuation
           reserves                                                           9          (4)
         (Reduction of) inventory valuation reserves                     (1,114)       (117)
         Change in assets and liabilities:
         (Increase) in accounts receivable                                 (278)       (300)
         (Increase) in inventories                                       (3,496)     (1,068)
         (Increase) decrease in other assets                               (240)        457
         Increase in accounts payable and accrued liabilities             1,128       1,060
         Increase (decrease) in taxes payable, net                        1,160        (202)
                                                                       --------    --------
         Net cash (used in) provided operating activities                  (758)      1,599
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                         (1,675)     (1,395)
                                                                       --------    --------
         Net cash (used in) investing activities                         (1,675)     (1,395)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Stock options exercised                                                 3          30
                                                                       --------    --------
         Net cash provided by  financing activities                           3          30
                                                                       --------    --------

Effect of exchange rate changes                                               2           1
                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,428)        235
CASH AND CASH EQUIVALENTS, beginning of period                           16,371      12,580
                                                                       --------    --------

CASH AND CASH EQUIVALENTS, end of period                               $ 13,943    $ 12,815
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

              Three-Five  Systems,  Inc. and Subsidiaries  Notes to Consolidated
              ------------------------------------------------------------------
              Financial Statements
              --------------------


Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

Note B Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period. Diluted earnings per common share for the three month period are determined assuming that options were exercised at the beginning of the period or at the time of issuance, if later.

Note C        Inventories consist of the following at:

                                        March 31, 1998         December 31, 1997
                                        --------------         -----------------
                                          (Unaudited)
                                                   (in thousands)

              Raw Materials               $  10,404                 $  6,052
              Work-in-process                 1,353                    1,195
              Finished Good                   1,108                    1,008
                                          ---------                 --------
                                          $  12,865                 $  8,255
                                          =========                 ========


Note D        Property, plant, and equipment consist of the following at:

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
                                                (Unaudited)
                                                      (in thousands)

              Building and improvements          $ 10,431           $ 10,431
              Furniture and equipment              33,479             31,804
                                                 --------           --------
                                                   43,910             42,235

              Less - accumulated depreciation     (13,466)           (12,388)
                                                 --------           ---------
                                                 $ 30,444           $  29,847
                                                 ========           =========


Note E        Recently issued accounting standard:

              The Financial Accounting Standard Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new statement did not have a material impact on the Company's financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

Three  Months  Ended March 31, 1998  Compared  with Three Months Ended March 31,
1997.

         Net sales were $18.5 million for the quarter ended March 31, 1998, an increase of 14.9 percent compared with net sales of $16.1 million for the quarter ended March 31, 1997. The Company believes that it may have some seasonality to its sales. Many of the Company's products are components in retail products such as cellular phones and office automation equipment for which sales in the first calendar quarter are historically slow. In addition, several new programs, previously expected to begin manufacturing in the first quarter of 1998, were delayed by customers for a variety of reasons. During the first quarter of 1998, sales to Motorola were 45.2 percent of the Company's revenue, sales to Hewlett-Packard were 14.7 percent of the Company's revenue, and sales to all other customers were 40.1 percent of the Company's revenue.

         Cost of sales, as a percentage of net sales, decreased to 74.1 percent for the quarter ended March 31, 1998 as compared with 77.4 percent for the quarter ended March 31, 1997. Historically, at these revenue levels, the Company's gross margin is usually lower than its desired range because of absorption issues relating to under-utilization of its facilities. In the first quarter of 1998, however, those unabsorbed costs were more than offset by inventory management strategies. Specifically, the increased backlog reduced the need for certain inventory reserves taken in the fourth quarter of 1997 pursuant to the Company's inventory reserve policies. The gross margin is expected to be significantly lower in the next few quarters. See "Business Outlook and Risk Factors" below.

         Selling, general, and administrative expense of $1.6 million for the quarter ended March 31, 1998 was slightly higher than the selling, general, and administrative expense of $1.5 million for the quarter ended March 31, 1997. Selling, general, and administrative expenses have increased as the Company has expanded its infrastructure to accommodate the increasing number of customers and the expected increase in sales and production throughout the remainder of the year.

         Research and development expense totaled $1.7 million for the quarter ended March 31, 1998 as compared with $1.1 million for the quarter ended March 31, 1997, for an overall increase of 55%. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, and various expenses for projects. During the current quarter, expenses relating to process developments on the high volume LCD line were higher than normal. Research and development expense has increased as the Company has invested in new technologies, such as LCoS(TM) microdisplays, and manufacturing processes and has continued with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona. The Company believes that continued investments in research and development relating to manufacturing processes and new display technologies are necessary to remain competitive in its marketplace and provide opportunities for growth.

         Interest income (net) for the quarter ended March 31, 1998 was $192,000, up from $157,000 for the quarter ended March 31, 1997. The increase in interest income was the result of investing higher average cash balances during the quarter. Other expense (net) was $17,000 for the quarter ended March 31, 1998 as compared with $12,000 for the quarter ended March 31, 1997. Income before taxes was $1.7 million for the quarter ended March 31, 1998, an increase of approximately 42% over the income before taxes of $1.2 million dollars for the quarter ended March 31, 1997.

         The provision for income taxes increased to $664,000 for the quarter ended March 31, 1998 from $389,000 for the quarter ended March 31, 1997. The tax rate for the first quarter was 40% as compared with 32.7% for the first quarter of 1997. The tax rate was lower in the first quarter of 1997 due to certain accrual adjustments. The Company expects that the overall tax rate for 1998 will approximate its historical rate of 40%. This rate eventually may drop a few percentage points as the Company increases manufacturing operations in the People's Republic of China, where the Company's tax rate will initially be substantially less than 40%. The actual world-wide tax rate at that time will depend on a variety of factors including intercompany transfer pricing, the amount of China sales, the profitability of China operations, and whether any intercompany dividends are declared.

         Net income increased to $995,000, or $0.12 per share, for the quarter ended March 31, 1998 from $801,000, or $0.10 per share, for the quarter ended March 31, 1997 for an overall increase of 24.2%.

Liquidity and Capital Resources

         During the first three months of 1998, the Company had $758,000 in negative cash flow from operations as compared with $1.6 million in positive cash flow during the first three months of 1997. The negative cash flow from operations was primarily due to a significant increase in inventories, which occurred primarily as a result of the increase in the Company's overdue backlog. Overall, the Company's depreciation expense has risen approximately 11 percent since the first quarter of 1997. The high-volume LCD line is depreciated on a units-of-production method based on units started. It is anticipated that depreciation will sharply rise in 1998 as a result of additional capital expenditures and an expected higher number of starts for the high-volume LCD manufacturing line in 1998 versus 1997. Capital expenditures expected in 1998 include a new building and equipment for the proposed manufacturing facility in China and the installation of additional equipment in its Tempe, Arizona and Manila manufacturing locations, including equipment to manufacture liquid crystal on silicon (LCoS(TM)) microdisplays. The Company's working capital was $29.5 million at March 31, 1998, up from $29.1 million at December 31, 1997. The Company's current ratio at March 31, 1998 was 2.9 -to-1 as compared with a current ratio of 3.1-to-1 at December 31, 1997. Including its cash and loan commitments, the Company had over $29 million in readily available funds on March 31, 1998.

         In May 1997, the Company entered into a new $15 million revolving line of credit with Imperial Bank, which matures May 22, 1998. At maturity, the Company expects to renew that line for another year upon similar terms. At March 31, 1998, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 175 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures June 20, 1998. Three-Five Systems Limited had no borrowings outstanding under this line of credit at March 31, 1998.

         Capital expenditures during the first quarter of 1998 were approximately $1.7 million, as compared with $1.4 million during the first quarter of 1997. Capital expenditures for the first quarter of 1998 consisted primarily of manufacturing and office equipment for the Company's operations in Manila and Arizona, including over $1 million of equipment necessary to manufacture LCoS(TM) microdisplays, and laboratory equipment for research and development. The Company anticipates that it will have substantial capital expenditures during 1998. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment. In the near term, the Company anticipates spending approximately another $1 to $2 million on the capital equipment needed to manufacture LCoS(TM) microdisplays. The Company has also decided to expand it oversees manufacturing capabilities in 1998 by opening a manufacturing facility in Beijing, China. The Company anticipates the initial facilities and capital cost for its operations in China in 1998 to be approximately $8 million. The China operations will also need approximately $4 million of working capital. Additional capital costs will be incurred as additional manufacturing lines are added. Although the Company initially will operate out of a leased facility, the Company is purchasing land and will be constructing its own building in the Beijing area, which is expected to be ready late in 1998. The Company also expects to expend $3 to $5 million in Manila and Tempe on capital for general manufacturing and research and development needs.

         In April 1998, after the end of the first quarter, the Company invested approximately $2.4 million in a minority equity interest in Siliscape, Inc., a start-up company involved in developing various technologies for microdisplays. Under the terms of the investment, the Company is obligated to purchase an additional equity interest in Siliscape for $900,000 in the fourth quarter of 1998.

         The Company anticipates that accounts receivable and inventory will rise in 1998 if revenue levels increase as currently anticipated. The Company believes that its existing capital, anticipated cash flow from operations, and available and anticipated credit lines will provide adequate sources to fund operations and planned expenditures throughout 1998. Should the Company encounter additional cash requirements, however, the Company may have to expand its loan commitments or pursue alternate methods of financing or raising capital. For example, the Company has considered entering into various alliances with regard to the strategic development of various new technologies, especially LCoS(TM) miscrodisplays. Some of these alliances may result in a capital investment by the Company in other companies, such as Siliscape. The Company also has considered acquisitions of other businesses. Such investments and/or acquisitions would likely require the Company to pursue additional financing mechanisms, such as debt or equity placements.

Effects of Inflation and Foreign Currency Exchange Fluctuations

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. An exception is the Company's sub-assembly agreement in the Philippines, which is based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the
Philippine peso. Although the Company has not incurred any material exchange gains or losses to date, there has been some minor benefit as a result of the recent Peso devaluation. If the peso devaluation were to continue, a substantial portion of the benefit to the Company will likely be offset by an increase in the Philippine labor rates and costs. In addition, the Company is now required to pay approximately one-third of any peso devaluation gain to its lessor and direct labor subcontractor in Manila. There can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse affect on the Company's operations. The Company is planning to commence operations in China in 1998. Although the Chinese currency is currently stable, there is no assurance that it will remain so in the future. The Company's Chinese subsidiary will be capitalized with approximately one-half equity and one-half debt. If the Company lends funds to the subsidiary, such U.S. dollar loans could result in a loss on the consolidated income statement if the Chinese currency was devalued. Although the Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. Thus, unless the Company can obtain loans in the Chinese currency, there is a substantial risk of recording a loss upon a Chinese currency devaluation.

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

         The Company had substantial growth in its revenues in 1997 with a 39.4 percent rate of growth over 1996. This growth occurred because several strong new programs began production in the second and third quarters of 1997 while many existing programs were in the middle of their life cycles. In 1997, over 80 percent of revenue occurred in the second, third, and fourth quarters. In 1998, this type of revenue pattern is expected to be repeated, likely with an even greater percentage of the overall 1998 revenue occurring in the second, third, and fourth quarters. A pattern of seasonality may be developing as OEMs with retail products develop shorter product life cycles and introduce new programs early in the year after the winter holiday season. In addition, some new programs, previously expected to begin to ramp up production in the first quarter of 1998, are now not expected to begin to ramp up until after the first quarter. As a result, the revenue from those new programs was not available in the first quarter to offset the loss of revenue occurring from the completion of certain older programs. Thus, although sales in the first quarter of 1998 were
14.9 percent higher than sales in the first quarter of 1997, sales in the first quarter of 1998 declined over sales in the fourth quarter of 1997.

         The Company's actual backlog at the end of March 31, 1998 of $39.2 million is substantially higher than the $17.8 million that existed at March 31, 1997. In addition, at the beginning of 1998, the Company's estimated 1998 backlog of manufacturing revenue for programs currently in design was substantially greater than the estimated 1997 backlog was at the beginning of 1997. Therefore, if additional programs moving out of development begin to ramp their production levels up in 1998 as anticipated, the Company should continue its year-over-year growth rate in 1998.

         In the past several quarters, the Company has undertaken substantial efforts to diversify its business, broaden its customer base, and expand its markets, and the Company intends to continue those efforts. The Company's historical major customer, Motorola, which accounted for approximately 80 percent of the Company's revenue in 1995, accounted for 65 percent of the Company's revenue in 1996, and slightly less than 35 percent of the Company's revenue in 1997. These reduced percentages occurred as a result of the increased sales to other customers and reduced product selling prices and revenues from that major customer. Late in 1997, Motorola instituted an allocation process for awarding 1998 LCD module business. Although the allocation does not provide a guarantee of business, the Company anticipates that its business with Motorola will increase in 1998 at a rate faster than business with other customers is increasing. Therefore, the percentage of revenue attributed to Motorola is expected to increase in 1998, and the current business plan of the Company targets that customer to account for approximately one-half of its 1998 revenue. Hewlett-Packard accounted for 32 percent of the Company's revenue in 1997, but this percentage is expected to decline significantly in 1998 as current programs mature and replacement programs with lower selling prices are introduced.

         The Company's gross margins are impacted by several factors, including manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, inventory management, engineering costs, product mix, and volume pricing. Generally, higher-volume programs using more generic, low-information content LCD displays have lower margins. Gross margins generally increase, however, as a program matures because yields rise and component costs generally fall. As the production levels of some of the Company's new high-volume programs increase in 1998, the lower standard gross margins on those programs will have an impact on the Company's overall margins. In addition, in an effort to penetrate certain strategic customers, the Company may aggressively price its products. Depending on the size of the programs won, such pricing strategies could also have an effect on overall margins.

         The Company has accelerated the start-up of the China operations, and over the next several quarters the Company's gross margins will also be adversely affected by the start-up of those China manufacturing operations. As the Company begins ramping up its China manufacturing operations in the second quarter, it will incur costs in advance of the receipt of significant revenues. The Company expects that it could have as much as $1 million of incremental China expenses in the second quarter. Those expenses, arising mainly from under-absorption of the China facility and yield issues, will be included in the cost of sales and thus will reduce overall gross margins. In the third quarter, the Company's plan is for China to be at a break-even point at the gross margin level, which means that the Company's overall margins would still be impacted by those break-even margins. The Company expects the China facility will begin to operate profitably after moving into the permanent facility, which is planned to occur in the fourth quarter, although gross margins will initially still be lower than U.S. gross margins. In the long run, however, the Company expects the China operations to positively impact gross margins because of certain competitive cost advantages provided by China.

         Another potential impact on the Company's gross margins could occur as a result of the Asian currency situation. Many of the Company's competitors are Asian suppliers, and a strong U.S. dollar gives a competitive pricing advantage to those suppliers. Thus, the Company may see competitive margin pressure from Asian suppliers, particularly those in Korea and Japan.

         Despite the various factors potentially impacting gross margins, it is the goal of the Company for increased manufacturing efficiencies to occur on the high-volume programs to help maintain its gross margins in the mid-twenty percent range, although those gross margin levels should not occur until after the China facility is fully operational. The Company also expects that more advanced display modules commanding higher margins should enable the Company to eventually maintain its gross margins in the desired mid-twenty percent range.

         As the Company expands and diversifies its product and customer base, the Company has had to increase its selling, general, and administrative expenses. Although those expenses in the first quarter of 1998 decreased over the fourth quarter of 1997, the decrease was mainly due to an adjustment of certain accruals. Generally, those expenses are somewhat inelastic; accordingly, selling, general, and administrative expenses have increased as a percentage of sales in the first quarter of 1998 as a result of the reduced revenue from the fourth quarter of last year. The volume and complexity of the Company's business is expected to continue to grow throughout the remainder of 1998. Therefore, the Company anticipates that it will increase its selling and administrative expenses over those incurred in 1997. Serving a myriad of customers with complex and differing issues requires increased personnel committed to those customers. The actual dollar amount of the selling, general, and administrative expenses in 1998 could be 20 to 25 percent greater than in 1997, although SG&A expenditures as a percentage of net sales should decrease in 1998 over the 1997 levels.

         The Company believes that continued investments in research and development relating to new display technology and manufacturing processes are necessary to remain competitive in the marketplace and provide opportunities for growth. The Company continues to expand and intensify its internal research and development to focus on proprietary display products rather than emphasize manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona as a resource for testing of new ideas is key to development of these products, some of which will be proprietary and not available from other display manufacturers. Further, the development of the high-volume manufacturing LCD line has helped reduce the Company's dependence on foreign suppliers of LCD glass.

         The Company also intends to pursue technologies being developed in related fields. The Company operates the highest volume fully automated LCD manufacturing line in North America. As a result, several companies have approached the Company about potential alliances. The Company believes that a strategic alliance with one or more of those companies could minimize the cost of entry into new markets and new technologies.

         In August 1997, National Semiconductor Corporation and the Company entered into a strategic supplier alliance agreement for the development and manufacture of LCoS(TM) microdisplays. Under the alliance, the two companies are working together in developing the LCoS(TM) technology with each company focusing on its core competency of silicon and LCDs, respectively. Once manufacturing begins, the companies will act as suppliers to one another with National supplying the silicon and the Company supplying the LCD manufacturing.

         In April 1998, the Company invested $2.4 million in Siliscape, a start-up company with numerous patents and proprietary technology relating to microdisplays. The Company and Siliscape also entered into a strategic agreement under which they will focus on the development of hand-held products using microdisplays with the Company providing certain proprietary manufacturing capabilities and Siliscape providing certain patented and proprietary technologies and components.

         The Company also is considering licensing technologies from other companies that could be optimized on the LCD manufacturing line as well as entering into further alliances. This internal and external focus on research and development will continue indefinitely. As a result, the actual dollar amount of such expenditures in 1998 may increase by 10 to 20 percent over 1997, although R&D expenditures as a percentage of net sales should decrease in 1998.

         As mentioned previously, the Company has decided to establish manufacturing operations in The People's Republic of China. A very experienced individual was hired in early 1998 to act as the General Manager and Vice President for the China operations. Three Five Systems (Beijing) Co., Ltd. was incorporated in China during the first quarter of 1998 and business license approval was received from the governmental authorities. A temporary leased site was recently selected in Beijing, as was the permanent site. The Company plans to establish Chinese manufacturing operations in 1998 for several reasons. First, based upon growth expectations for 1998 in the European and United States marketplaces, the Company anticipates a need for manufacturing capacity beyond what is available at its Philippine location. China was selected because of the desire to diversify manufacturing locations and because of the cost benefits that are expected to be achieved in China. China is also expected to be synergistic for the Company because many of its components are manufactured in China.

         Second, many of the Company's existing and potential customers maintain manufacturing operations near the proposed China location. Despite the current Asian economic situation, those customers continue to require LCD modules and the Company participates very little in that market. There currently are very few LCD module manufacturers in China. Under current Chinese government rules, however, OEMs in China have a strong motivation to utilize locally manufactured components. As mentioned above, the Company expects start up costs associated with China to occur in advance of the first significant revenues from China, which are expected to occur in the third quarter of 1998.

Risk Factors

         Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for 1998 as well as the Company's expectations relating to operations in China, future technologies and future design, and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company.

         A few core customers are currently responsible for a majority of the Company's revenue. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations. The Company expects the current concentration levels from those core customers to continue through 1998.

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

         The Company is expected to introduce several new products over the next few years. These new products will require significant expenditures, including development expenses, such as those for custom integrated circuits, as well as various capital expenditures and investments. For example, the Company anticipates that LCoS(TM) microdisplays will initially require approximately $2 to $3 million of capital expenditures, and the Company has committed to a $3.3 million investment in Siliscape for the purposes of further developing the LCoS(TM) microdisplay product. There could be a materially adverse impact on the Company if one or more of the new technologies were unsuccessful for any reason, especially LCoS(TM) microdisplays.

         The Company is currently spending research and development dollars on several new technologies that it plans to introduce in the future. There is a risk that some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturability, and such failure could have a material adverse effect on the Company. Risks include technology problems, competitive cost issues, and yield problems. In addition, even if a new technology proves to be manufacturable, it may not be accepted by the Company's customers and the customers' marketplaces because of price or technology issues or it may compare unfavorably with products previously introduced by others.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. On occasions, several material components of some of the Company's major programs have been subject to allocation because of shortages by vendors and continued or increased shortages could have a material adverse effect on the Company in the future. In addition, although most of the components purchased by the Company are purchased from vendors in Asian countries unaffected by the current currency crisis, a significant portion of the silicon drivers purchased by the Company are manufactured in Korea and Japan. Economic instability in certain Asian countries could cause supply problems with respect to these components.

         The Company's primary competitors are located in Asia, including, Japan, Korea, and Hong Kong and most of the Company's customers are U.S.-based. The recent currency devaluation of several Asian countries could have an impact on the gross margins of the Company as the competitors' products become less expensive to purchase with a stronger dollar.

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

         The Company is starting up China operations because the Company believes that its Manila manufacturing facility may have occasional capacity issues as early as the fourth quarter of 1998. Failure to begin operations in the China facility on a timely basis could result in capacity restraints and late or canceled customer deliveries. Manufacturing yields and delivery schedules also may be affected as the Company ramps up its manufacturing capabilities in China. Other companies in the industry have experienced difficulty in expanding or relocating manufacturing output and capacity, with such difficulty resulting in reduced yields or delays in product deliveries. No assurance can be given that the Company will not experience manufacturing yield or delivery problems in the future. Such problems could materially affect the Company's operating results.

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


              (a)  EXHIBIT 27: Financial Data Schedule

              (b) Reports on Form 8-K: None

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                                  (Registrant)



Dated:  May 01, 1998                    By:  /s/ Jeffrey D. Buchanan
       -----------------                     -----------------------------------
                                             Jeffrey D. Buchanan

                                        Its: Vice President Finance,
                                             Administration and Legal; Chief
                                             Financial Officer
                                       13