Form 10-Q
period 1998-06-30
THREE FIVE SYSTEMS INC
filed 1998-07-21
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1998
                                           ------------------
                          Commission File Number 1-4373
                                                 ------------

                            THREE-FIVE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            86-0654102
------------------------------                          ---------------------
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization)                          Identification Number

1600 North Desert Drive, Tempe, Arizona                         85281
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


                                 (602) 389-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                 NO
   -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                         OUTSTANDING AS OF JUNE 30, 1998
-----                                         -------------------------------

Common                                                  7,927,085
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets-
            June 30, 1998 and December 31, 1997..........................1

         Consolidated Statements of Income-
            Three Months and Six Months Ended June 30, 1998 and 1997.....2

         Consolidated Statements of Cash Flows-
            Six Months Ended June 30, 1998 and 1997......................3

         Notes to Consolidated Financial Statements......................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION...........................5


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................13

SIGNATURES...............................................................14

ITEM 1.
                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         JUNE 30,   DECEMBER 31,
                                                           1998        1997
                                                           ----        ----
                                                       (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS:
Cash and cash equivalents                                $  7,085    $ 16,371
Accounts receivable, net                                   14,349      12,540
Inventories, net                                           22,399       8,255
Deferred tax asset                                          4,113       4,311
Other current assets                                        1,058       1,228
                                                         --------    --------
Total current assets                                       49,004      42,705

PROPERTY, PLANT AND EQUIPMENT, net                         32,550      29,847

OTHER ASSETS                                                2,680         283
                                                         --------    --------
                                                         $ 84,234    $ 72,835
                                                         ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                         $ 17,186    $  8,513
Accrued liabilities                                         4,323       5,079
Current taxes payable                                       1,308          --
                                                         --------    --------
Total current liabilities                                  22,817      13,592
                                                         --------    --------
DEFERRED TAX LIABILITY                                      2,718       2,718
                                                         --------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock                                                --          --
Common stock                                                   79          79
Additional paid-in capital                                 32,468      32,420
Retained earnings                                          26,378      24,259
Cumulative translation adjustment                               5          20
Less - Treasury Stock at cost (20,496 shares)                (231)       (253)
                                                         --------    --------
Total stockholders' equity                                 58,699      56,525
                                                         --------    --------
                                                         $ 84,234    $ 72,835
                                                         ========    ========

The accompanying notes are an integral part of these consolidated balance sheets.

ITEM 1.
                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                         THREE MONTHS           SIX MONTHS
                                         ENDED JUNE 30,        ENDED JUNE 30,
                                       -----------------      ---------------
                                        1998        1997      1998       1997
                                        ----        ----      ----       ----

NET SALES                             $ 22,682   $ 18,737   $ 41,161   $ 34,866
                                      --------   --------   --------   --------
COSTS AND EXPENSES:

  Cost of sales                         17,095     14,377     30,782     26,865
  Selling, general and administrative    1,815      1,479      3,434      2,945
  Research and development               1,904      1,315      3,593      2,445
                                      --------   --------   --------   --------
                                        20,814     17,171     37,809     32,255
                                      --------   --------   --------   --------

Operating income                         1,868      1,566      3,352      2,611

OTHER INCOME (EXPENSE):
  Interest, net                            130        154        322        311
  Other, net                                (6)        (7)       (23)       (19)
                                      --------   --------   --------   --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                            1,992      1,713      3,651      2,903
  Provision for income taxes               869        685      1,533      1,074
                                      --------   --------   --------   --------

NET INCOME                            $  1,123   $  1,028   $  2,118   $  1,829
                                      ========   ========   ========   ========
EARNINGS PER COMMON SHARE
  Basic                               $   0.14   $   0.13   $   0.27   $   0.23
                                      ========   ========   ========   ========
  Diluted                             $   0.14   $   0.13   $   0.26   $   0.23
                                      ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES
  Basic                                  7,918      7,855      7,913      7,807
                                      ========   ========   ========   ========
  Diluted                                8,128      8,071      8,141      8,063
                                      ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated statements.

ITEM 1.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                               1998      1997
                                                               ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  2,118   $  1,829
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                             2,178      2,034
     Reduction of accounts receivable valuation reserves         (15)      (174)
     Reduction of inventory valuation reserves                  (803)      (980)
     Loss on disposal of assets                                   --          3
  Change in assets and liabilities:
     Increase in accounts receivable                          (1,794)    (2,773)
     Increase in inventories                                 (13,341)    (2,278)
     (Increase) decrease in other assets                        (153)       712
     Increase in accounts payable and accrued liabilities      7,917      2,439
     Increase in taxes payable, net                            1,851        332
                                                            --------   --------
        Net cash provided by (used in) operating activities   (2,042)     1,144
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net              (4,880)    (2,100)
  Investments                                                 (2,420)        --
                                                            --------   --------
        Net cash used in investing activities                 (7,300)    (2,100)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issue of treasury stock                                         22         --
  Stock options exercised                                         48         37
                                                            --------   --------
        Net cash provided by financing activities                 70         37
                                                            --------   --------

Effect of exchange rate changes on cash and cash equivalents     (14)        --
                                                            --------   --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (9,286)      (919)
CASH AND CASH EQUIVALENTS, beginning of period                16,371     12,580
                                                            --------   --------

CASH AND CASH EQUIVALENTS, end of period                    $  7,085   $ 11,661
                                                            ========   ========

The accompanying notes are an integral part of these consolidated statements.

ITEM 1.

          Three-Five  Systems,  Inc.  and  Subsidiaries  Notes  to  Consolidated
          ----------------------------------------------------------------------
          Financial Statements
          --------------------

Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

Note B Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods. Diluted earnings per common share for the three and six-months period are determined assuming that the options were exercised at the beginning of the period or at the time of issuance, if later.

Note C    Inventories consist of the following at:

                                   June 30, 1998          December 31, 1997
                                   -------------          -----------------
                                    (Unaudited)
                                               (in thousands)
          Raw Materials               $ 16,711                 $ 6,052
          Work-in-process                2,304                   1,195
          Finished Good                  3,384                   1,008
                                      --------                 -------
                                      $ 22,399                 $ 8,255
                                      ========                 =======


Note D    Property, plant, and equipment consist of the following at:

                                     June 30, 1998          December 31, 1997
                                     -------------          -----------------
                                      (Unaudited)
                                                (in thousands)
          Building and improvements      $ 10,431               $ 10,431
          Furniture and equipment          36,685                 31,804
                                         --------               --------
                                         $ 47,116               $ 42,235

          Less accumulated depreciation   (14,566)               (12,388)
                                         --------               --------
                                         $ 32,550               $ 29,847
                                         ========               ========

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997.

         Net sales were $22.7 million for the quarter ended June 30, 1998, an increase of 21.4 percent compared with net sales of $18.7 million for the quarter ended June 30, 1997. The Company believes that it may have some seasonality to its sales. Many of the Company's components are in retail products such as cellular telephones and office automation equipment for which sales in the first calendar quarter are historically slow. In addition, several new programs, previously expected to begin manufacture in the first half of 1998, were delayed by customers for a variety of reasons. During the second quarter of 1998, sales to Motorola were 52.9 percent of the Company's revenue, sales to Hewlett-Packard were 9.1 percent of the Company's revenue, and sales to all other customers were 38 percent of the Company's revenue.

         Cost of sales, as a percentage of net sales, decreased to 75.4 percent for the quarter ended June 30, 1998 as compared with 76.7 percent for the quarter ended June 30, 1997. The corresponding increase in the gross margin in the second quarter is mainly attributed to positive material overhead absorption occurring as a result of significantly increased material purchases. Since inventory balances are now unusually high, purchases of inventory will significantly slow in the third quarter of 1998, and under-absorption of the material overhead will likely occur, which will have the impact of reducing gross margins in that quarter. See "Business Outlook and Risk Factors" below. The positive material overhead absorption in the second quarter more than offset the $543,000 of incremental expenses the Company incurred in cost of sales as a result of starting up operations in China. Those incremental China expenses are reflected as under-absorbed overhead in costs of sales as a result of no significant manufacturing activity in the China facility.

         Selling, general, and administrative expense of $1.8 million for the quarter ended June 30, 1998 was higher than the expense of $1.5 million for the quarter ended June 30, 1997. Selling, general, and administrative expense as a percentage of net sales was 7.9 percent for the quarter ended June 30, 1998 as compared with 8.0 percent for the quarter ended June 30, 1997.

         Research and development expense totaled $1.9 million, or 8.4 percent of net sales, for the quarter ended June 30, 1998 as compared with $1.3 million, or 7.0 percent of net sales, for the quarter ended June 30, 1997. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, process development costs, and various expenses for projects, including new product development. Research and development expense has continued to increase as the Company works to develop new display products and technologies while continuing with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona. Most of the increase this quarter related to process developments on the LCD line.

         Interest income (net) for the quarter ended June 30, 1998 was $130,000, down from $154,000 for the quarter ended June 30, 1997. The decrease in interest income was the result of investing lower cash balances during the quarter. Other expense (net) was $6,000 for the quarter ended June 30, 1998 as compared with $7,000 for the quarter ended June 30, 1997.

         The provision for income taxes increased to $869,000 for the quarter ended June 30, 1998 from $685,000 for the quarter ended June 30, 1997. This increase resulted primarily from higher pre-tax income in the quarter ended June 30, 1998 as compared with the same period in 1997. In addition, the Company applied a tax rate of 43.6 percent for this quarter (versus a 40% rate in the quarter ended June 30, 1997) in order to bring the tax rate for the first six months up to 42 percent. The Company will have an approximate 42 percent tax rate in the remainder of 1998 as a result of the losses it is incurring in China. The income tax rate structure in China is lower; therefore, losses in China do not provide as great a tax benefit as losses in a higher tax rate country like the United States. In 1999, the Company's overall tax rate should drop as the Company increases manufacturing operations, in China. The actual world-wide tax rate at that time will depend upon a variety of factors, including inter-company transfer pricing, the amount of China sales, the profitability of China operations, and whether any inter-company dividends are declared.

         Net income increased to $1.1 million, or $0.14 per share (diluted), for the quarter ended June 30, 1998 from $1.0 million, or $0.13 per share (diluted), for the quarter ended June 30, 1997. Without China-related incremental expenses in the costs of sales, net income for the quarter ended June 30, 1998 would have been approximately $1.4 million or $0.18 per share (diluted).

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997.

         Net sales were $41.2 million for the six months ended June 30, 1998, an increase of 18.1 percent compared with net sales of $34.9 million for the six months ended June 30, 1997. The sales increase was primarily a result of the increased production of several new programs for new and existing customers. In the six-month period ended June 30, 1998, (a) Motorola accounted for net sales of $20.3 million compared with net sales of $12.2 million to that customer for the six months ended June 30, 1997, (b) Hewlett-Packard accounted for net sales of $4.8 million compared with net sales of $9.0 million to that customer for the six months ended June 30, 1997, and (c) other customers accounted for net sales of $16.1 million, compared with the net sales of $13.7 million to those other customers for the six months ended June 30, 1997.

         Cost of sales, as a percentage of net sales, decreased to 74.8 percent for the six months ended June 30, 1998 as compared with 77.1 percent for the six months ended June 30, 1997. The corresponding increase in the gross margin was primarily due to positive material overhead absorption as the result of the significantly increased inventory purchases.

         Selling, general, and administrative expense of $3.4 million for the six months ended June 30, 1998 was greater than the expense of $2.9 million for the six months ended June 30, 1997. Selling, general, and administrative expense as a percentage of net sales was 8.3 percent for the six months ended June 30, 1998, which was the same percentage for the six months ended June 30, 1997.

         Research and development expense totaled $3.6 million, or 8.7 percent of net sales, for the six months ended June 30, 1998 as compared with $2.4 million, or 6.9 percent of net sales, for the six months ended June 30, 1997. The increase in research and development expense was as a result of the Company's continued focus on the development of advanced display technologies and development of its in-house efforts relative to the high-volume manufacturing LCD line.

         Interest income (net) for the six months ended June 30, 1998 was $322,000, up from $311,000 for the six months ended June 30, 1997. The increase in interest income was the result of investing higher average cash balances during the six months. Other expense (net) increased to $23,000 for the six months ended June 30, 1998 from $19,000 for the six months ended June 30, 1997.

         The provisions for income taxes increased to $1.5 million for the six months ended June 30, 1998 from $1.1 million for the six months ended June 30, 1997. This resulted primarily from higher pre-tax income in the six months ended June 30, 1998 as compared with the same period in 1997. In addition, the Company used a tax rate of 42 percent for the first six months versus a 37% rate for the six month period ending June 30, 1998.

         Net income increased to $2.1 million, or $0.26 per share (diluted), for the six months ended June 30, 1998 from $1.8 million, or $0.23 per share
(diluted), for the six months ended June 30, 1997. Without China-related incremental expenses in the cost of sales, net income for the six months ended June 30, 1998 would have been approximately $2.6 million, or $0.32 per share (diluted).

Liquidity and Capital Resources

         During the first six months of 1998, the Company had $2.0 million in negative cash flow from operations as compared with $1.1 million in positive cash flow during the first six months of 1997. The negative cash flow from operations was primarily due to the significant increase in inventories. The
Company purchased inventories in expectation of the start-up of several new programs in the second and third quarters of 1998. A delay in the start-up of those programs resulted in a substantial inventory balance on June 30, 1998. The

Company believes that it will receive orders for the new programs sufficient to utilize the unreserved inventory because most of the unreserved inventory balance is for programs which are at the beginning of the production cycle. If some or all of those programs are cancelled, however, the Company may end up holding excess inventory. See "Business Outlook and Risk Factors" below.

         The Company's working capital was $26.2 million at June 30, 1998, down from $29.1 million at December 31, 1997. The Company's current ratio at June 30, 1998 was 2.1-to-1 as compared with a current ratio of 3.1-to-1 at December 31, 1997. The reduction in working capital and the current ratio occurred primarily because of the substantial investments made in fixed assets and in Siliscape, Inc. (see below). Including its cash and loan commitments, the Company had over $21 million in readily available funds on June 30, 1998.

         In May 1998, the Company entered into a new $15 million unsecured, revolving line of credit with Imperial Bank, which matures in May 2000. At June 30, 1998, no borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 175 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures in June 1999. Three-Five Systems Limited had no borrowings outstanding under this line of credit at June 30, 1998.

         Capital expenditures during the first half of 1998 were approximately $4.9 million, as compared with $2.1 million during the first half of 1997. Capital expenditures for the first half of 1998 consisted primarily of manufacturing and office equipment for the Company's operations in Beijing, Manila and Tempe, including laboratory equipment for research and development and over $1 million of equipment necessary to manufacture LCoS(TM) microdisplays. The Company anticipates that it will have substantial additional capital expenditures during 1998. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment for its new manufacturing facility in Beijing, China. The Company anticipates the initial facilities and capital cost for its operations in China in 1998 to be approximately $8 million. The China operations will also need approximately $4 million of working capital. Additional capital costs will be incurred as additional manufacturing lines are added. Thus far, the Company has expended approximately $3 million in Beijing for manufacturing, equipment and land costs. Although the Company is operating out of a leased facility in the Beijing area, the Company has purchased land-use rights nearby and has begun construction of its own building, which is expected to be ready early in 1999. In 1998, the Company also expects to expend $3 to $5 million in Manila and Tempe on capital for general manufacturing and research and development needs.

         In April 1998, the Company invested approximately $2.4 million in a minority equity interest in Siliscape, Inc., a start-up company involved in developing various technologies for microdisplays. Under the terms of the investment, the Company is obligated to purchase an additional equity interest in Siliscape for $900,000 in the fourth quarter of 1998. The Company's ownership interest in Siliscape will be accounted for on the cost method of accounting.

         The Company anticipates that accounts receivable will increase during 1998 if revenue levels increase. The Company believes that its existing capital, anticipated cash flows from operations, and available and anticipated credit lines will provide adequate sources to fund operations and planned expenditures throughout 1998. The Company may have to expand its loan commitments or pursue alternate methods of financing or raising capital, however, should the Company encounter additional cash requirements. For example, the Company has considered entering into alliances with regard to the strategic development of various new technologies, especially LCoS(TM) miscrodisplays. Some of these alliances may result in a capital investment by the Company in other companies, such as Siliscape. The Company also has considered acquisitions of other businesses. Such investments and/or acquisitions would likely require the Company to pursue additional financing mechanisms, such as debt or equity placements.

Effects of Inflation and Foreign Currency Exchange Fluctuations

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. An exception is the Company's sub-assembly agreement in the Philippines, which is based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the Philippine peso. The Company has not incurred any material exchange gains or losses to date and there has been some minor benefit as a result of last year's peso devaluation, although the Company is now required to pay approximately one-third of any peso devaluation gain to its lessor and direct labor subcontractor in Manila. There can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse affect on the Company's operations. The Company commenced operations in China in 1998. Although the Chinese currency is currently stable, there is no assurance that it will remain so in the future. The Company's Chinese subsidiary will be capitalized in total with approximately one-half equity and one-half debt. If the Company lends funds to the subsidiary, such U.S. dollar loans could result in a loss on the consolidated income statement if the Chinese currency is devalued. Although the Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. At this time, the Company has an intercompany loan balance with its Chinese subsidiary of approximately $2 million, and that balance will likely increase over the next few months. The Company believes, however, that it will eventually obtain loans in Chinese currency to replace the inter-company loans. Until the Company can obtain loans in the Chinese currency, however, a Chinese currency devaluation would result in the Company recording a reportable loss.

Business Outlook and Risk Factors

Business Outlook

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below. Other important risk factors are set forth in the Company's other filings with the Securities and Exchange Commission.

         The Company offers advanced design and manufacturing services to original equipment manufacturers. The Company specializes in custom displays and front panel displays utilizing liquid crystal display (LCD) technology. The Company experienced substantial growth from 1993 through 1995 with such growth dependent primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined, largely as a result of the phase-out by that major customer of a significant family of programs in early 1996. In 1997, sales returned to pre-1996 levels primarily as a result of several new programs and customers.

         The Company had substantial growth in its revenues in 1997 with a 39.4 percent rate of growth over 1996. This growth occurred because several strong new programs began production in the second and third quarters of 1997 while many existing programs were in the middle of their life cycles. In 1997, nearly 59 percent of revenue occurred in the third and fourth quarters. In 1998, this type of revenue pattern is expected to be repeated, possibly with an even greater percentage of the overall 1998 revenue occurring in the third and fourth quarters. A pattern of seasonality may be developing as OEMs with retail products develop shorter product life cycles and introduce new programs early in the year after the winter holiday season. In addition, some new programs, previously expected to begin to ramp up production in the first and second quarters of 1998 are now not expected to begin to ramp up until the second half of 1998.

         The Company's backlog at June 30, 1998 was $25.9 million as compared with $39.2 million at March 31, 1998. This reduction in backlog occurred primarily because several significant new programs were delayed by a customer. As a result, the net additions to the backlog (after being reduced by the sales in the second quarter) were lower than normal while these programs were on hold. If these programs are released and begin to ramp up their production levels in 1998 as anticipated, the backlog would increase.

         In the past several quarters, the Company has undertaken substantial efforts to diversify its business, broaden its customer base, and expand its markets, and the Company intends to continue those efforts. The Company's historical major customer, Motorola, which accounted for approximately 80 percent of the Company's revenue in 1995, accounted for 65 percent of the Company's revenue in 1996 and slightly less than 35 percent of the Company's revenue in 1997. These reduced percentages occurred as a result of the increased sales to other customers and reduced product selling prices and revenues from that major customer. Late in 1997, Motorola instituted an allocation process for awarding 1998 LCD module business. Although the allocation did not provide a guarantee of business, the Company anticipates that its business with Motorola will increase in 1998 at a rate faster than business with other customers is increasing. Therefore, the percentage of revenue attributed to Motorola is expected to increase in 1998, and the current business plan of the Company targets that customer to account for just over one-half of its 1998 revenue. Hewlett-Packard accounted for 32 percent of the Company's revenue in 1997, but this percentage is expected to decline significantly in 1998 as current programs mature and replacement programs with lower selling prices are introduced later in this year. For the first half of 1998, Motorola accounted for 49.4 percent of revenue and Hewlett-Packard accounted for 11.6 percent of revenue.

         The Company's gross margins are impacted by several factors, including manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, inventory management, engineering costs, product mix, and volume pricing. Generally, higher-volume programs using more generic, low-information content LCD displays have lower margins. Gross margins generally increase, however, as a program matures because yields rise and component costs generally fall. As the production levels of some of the Company's new high-volume programs increase in the second half of 1998, the lower standard gross margins on those programs will have an impact on the Company's overall margins. In addition, in an effort to secure sales to certain strategic customers, the Company may aggressively price its products. Depending on the size of the programs achieved, such pricing strategies could also have an effect on overall margins.

         The Company has begun the start-up of its China-based operations, and over the next several quarters the Company's gross margins will also be adversely affected by the start-up of those China manufacturing operations. As the Company continues ramping up its manufacturing operations in China, it will incur costs in advance of the receipt of significant revenues. In the second quarter of 1998, the Company incurred $543,000 of incremental China-based expenses in the total cost of sales. Those incremental expenses, which were somewhat lower than expected, arise mainly from under-absorption of the China facility and are included in the cost of sales, thus reducing overall gross margins. The Company's expectation is that there will also be incremental China-based expenses in the third quarter but that the China facility will begin to operate profitably in the fourth quarter, although gross margins will initially be lower than U.S. gross margins. In the long run, however, the Company expects the China operations to positively impact gross margins because of certain competitive cost advantages provided by maintaining operations in China.

         Another potential impact on the Company's gross margins could occur as a result of the Asian currency situation. Many of the Company's competitors are Asian suppliers, and a strong U.S. dollar gives a competitive pricing advantage to those suppliers. Thus, the Company may see competitive margin pressure from Asian suppliers, particularly those in Korea and Japan.

         The large inventory balance as of June 30, 1998 means that the Company will have lower than normal inventory purchases during the third quarter. As a result, under-absorption of material overhead costs will likely occur, increasing the costs of goods sold and reducing margins.

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

        The Company believes that continued investments in research and development relating to new display technology and manufacturing processes are necessary to remain competitive in the marketplace and provide opportunities for growth. The Company continues to expand and intensify its internal research and development to focus on proprietary display products as well as continue LCD manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona as a resource for testing new ideas is key to development of these products, some of which will be proprietary and not available from other display manufacturers. Further, the development of the high-volume manufacturing LCD line has helped reduce the Company's dependence on foreign suppliers of LCD glass.

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

         In April 1998, the Company invested $2.4 million in Siliscape, a start-up company with numerous patents and proprietary technology relating to microdisplays. The Company and Siliscape also entered into a strategic agreement under which they will focus on the development of hand-held products using microdisplays, with the Company providing certain proprietary manufacturing capabilities and Siliscape providing certain patented and proprietary technologies and components.

         The Company also is considering licensing technologies from other companies that could be optimized on the LCD manufacturing line as well as entering into further alliances. This internal and external focus on research and development will continue indefinitely. As a result, the actual dollar amount of such research and development expenditures in 1998 will increase over 1997 by at least 30 percent.

         As mentioned previously, the Company has decided to establish manufacturing operations in The People's Republic of China. An experienced individual was hired in early 1998 to act as the General Manager and Vice President for the China operations. Three Five Systems (Beijing) Co., Ltd. was incorporated in China during the first quarter of 1998 and business license approval was received from the governmental authorities. During the first quarter of 1998, a temporary leased site was selected in Beijing, as was the permanent site. The Company has moved into the temporary site and set up two manufacturing lines.

         The Company has established a China-based manufacturing operation in 1998 for several reasons. First, based upon growth expectations in the European and United States marketplaces, the Company anticipates a need for manufacturing capacity beyond what is available at its Philippine manufacturing facility.
China was selected because of the desire to diversify manufacturing locations and because of the cost benefits that are expected to be achieved in China.
China is also expected to be a synergistic business location for the Company because many of the components used by the Company are manufactured in China. Second, many of the Company's existing and potential customers maintain manufacturing operations near the China location. Despite the current Asian economic situation, those customers continue to require LCD modules and the Company has limited participation in that market. There currently are very few LCD module manufacturers in China. Under current Chinese government rules, however, OEMs in China have a strong motivation to utilize locally manufactured components. As mentioned above, the Company start-up costs associated with its China-based operations will occur in advance of the first significant revenues from China, which are expected to occur in the third quarter of 1998.

Risk Factors

         Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for 1998 as well as the Company's expectations relating to operations in China, future technologies and future design, inventory balances and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange Commission, especially Form 10-K, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company.

         A few core customers are currently responsible for a majority of the Company's revenue, and the Company expects the high concentration levels with its core customers to continue through 1998. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations. In May 1998, the Company announced that delays in certain digital cellular programs by Motorola would contribute to lower than expected sales in the second quarter of 1998. Some of those programs are still delayed, and it is generally acknowledged that Motorola has lost market share in the digital cellular market.

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

         The Company currently holds a very large inventory balance as a result of delays in certain programs by customers announced during the second quarter of 1998. The Company has analyzed the inventory balance and believes that the inventory will be utilized because most of the unreserved inventory relates to new programs. There is a risk that if some or all of those new programs are canceled, however, the Company could be left with excess inventory.

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

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. Material components of some of the Company's major programs have from time to time been subject to allocation because of shortages by vendors and continued or increased shortages could have a material adverse effect on the Company in the future. In addition, although most of the components purchased by the Company are purchased from vendors in Asian countries unaffected by the current currency crisis, a significant portion of the silicon drivers purchased by the Company are manufactured in Korea and Japan. Economic instability in certain Asian countries could cause supply problems with respect to these components.

         The Company's primary competitors are located in Asia, including, Japan, Korea, and Hong Kong and most of the Company's customers are U.S.-based. The recent currency devaluation of several Asian countries could have an negative impact on the gross margins of the Company as the competitors' products become less expensive to purchase with a stronger dollar.

         The Company has established a manufacturing operation in China. The Company's operations and assets will be subject to significant political, economic, legal and other uncertainties in China. The Company's operations in China also could be adversely affected by the imposition of austerity measures intended to reduce inflation; the inadequate development or maintenance of infrastructure, including the unavailability of adequate power and water supplies, transportation, raw materials, and parts; or a deterioration of the general political, economic or social environment in China.

         One of the reasons the Company is starting up operations in China is because the Company believes that its Manila manufacturing facility may have occasional capacity issues within the next year. Failure to begin operations in the China facility on a timely basis could result in capacity restraints and late or canceled customer deliveries. Manufacturing yields and delivery schedules also may be affected as the Company ramps up its manufacturing capabilities in China. Other companies in the industry have experienced difficulty in expanding or relocating manufacturing output and capacity, with such difficulty resulting in reduced yields or delays in product deliveries. No assurance can be given that the Company will not experience manufacturing yield or delivery problems in the future. Such problems could materially affect the Company's operating results.

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

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 23, 1998. All of the nominees were elected to the Company's Board of Directors as set forth in the Proxy Statement as follows:

         Nominees                   Votes in Favor                Against
         --------                   --------------                -------
         David R. Buchanan             6,787,632                  284,566
         David C. Malmberg             6,787,112                  285,086
         Burton E. McGillivray         6,791,712                  280,486
         Kenneth M. Julien             6,738,837                  332,361
         Gary R. Long                  6,747,552                  324,646

There were 55,075 exceptions (abstentions) in total on the Board of Director's nominee voting.

         The  following   items  were  also  voted  upon  and  approved  by  the
Stockholders:

         (a) To approve the Company's new 1998 Stock Option Plan (the "1998 Plan").
                       Votes in Favor             Opposed          Abstain
                       --------------             -------          -------
                         6,571,622                398,811          101,765

         (b) To ratify the appoint of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

                       Votes in Favor             Opposed          Abstain
                       --------------             -------          -------
                         6,972,951                 67,409           31,838

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


                                              THREE-FIVE SYSTEMS, INC.
                                              ------------------------
                                                    (Registrant)



Dated: July 17, 1998                          By:  /s/ Jeffrey D. Buchanan
       -------------                             ----------------------------
                                              Name: Jeffrey D. Buchanan
                                              Its:  Executive Vice President;
                                                    Chief Financial Officer