Form 10-Q
period 1998-09-30
THREE FIVE SYSTEMS INC
filed 1998-11-02
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1998
                                        ------------------

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

YES  [X]    NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF SEPTEMBER 30, 1998
-----                                       ------------------------------------

Common                                                  7,415,807
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets-
           September 30, 1998 and December 31, 1997..........................1

         Consolidated Statements of Income (Loss)-
           Three Months and Nine Months Ended September 30, 1998 and 1997....2

         Consolidated Statements of Cash Flows-
           Nine Months Ended September 30, 1998 and 1997.....................3

         Notes to Consolidated Financial Statements..........................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION...............................5

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURES..................................................................14

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                  -------------    ------------
                                                      1998             1997
                                                      ----             ----
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  6,706         $ 16,371
  Accounts receivable, net                            16,224           12,540
  Inventories, net                                    13,427            8,255
  Deferred tax asset                                   4,311            4,311
  Other current assets                                 1,377            1,228
                                                    --------         --------
     Total current assets                             42,045           42,705

PROPERTY, PLANT AND EQUIPMENT, net                    32,887           29,847

OTHER ASSETS                                           2,669              283
                                                    --------         --------
                                                    $ 77,601         $ 72,835
                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  6,866         $  8,513
  Accrued liabilities                                  4,055            5,079
  Current taxes payable                                  709               --
  Notes payable                                        5,000               --
                                                    --------         --------
     Total current liabilities                        16,630           13,592
                                                    --------         --------

LONG-TERM DEBT                                         4,600               --
                                                    --------         --------

DEFERRED TAX LIABILITY                                 2,718            2,718
                                                    --------         --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock                                          --               --
 Common stock                                             80               79
 Additional paid-in capital                           32,484           32,420
 Retained earnings                                    25,973           24,259
 Cumulative translation adjustment                        15               20
 Less - Treasury Stock, at cost (559,094 shares)      (4,899)            (253)
                                                    --------         --------
    Total stockholders' equity                        53,653           56,525
                                                    --------         --------

                                                    $ 77,601         $ 72,835
                                                    ========         ========

The accompanying notes are an integral part of these consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                         THREE MONTHS           NINE MONTHS
                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                      --------------------  --------------------
                                        1998       1997       1998       1997
                                        ----       ----       ----       ----

NET SALES                             $ 24,572   $ 24,074   $ 65,733   $ 58,940
                                      --------   --------   --------   --------
COSTS AND EXPENSES:
  Cost of sales                         22,243     18,511     53,025     45,376
  Selling, general and administrative    1,721      1,822      5,155      4,767
  Research and development               1,250      1,314      4,843      3,759
                                      --------   --------   --------   --------
                                        25,214     21,647     63,023     53,902
                                      --------   --------   --------   --------

     Operating income (loss)              (642)     2,427      2,710      5,038

OTHER INCOME (EXPENSE):
  Interest, net                             (4)       152        317        463
  Other, net                               (48)       (41)       (70)       (60)
                                      --------   --------   --------   --------
INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES               (694)     2,538      2,957      5,441
  Provision for (benefit from)
   income taxes                           (291)     1,010      1,242      2,084
                                      --------   --------   --------   --------

NET INCOME (L0SS)                     $   (403)  $  1,528   $  1,715   $  3,357
                                      ========   ========   ========   ========
EARNINGS (LOSS) PER COMMON SHARE
  Basic                               $  (0.05)  $   0.19   $   0.22   $   0.43
                                      ========   ========   ========   ========
  Diluted                             $  (0.05)  $   0.19   $   0.21   $   0.41
                                      ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
  Basic                                  7,656      7,874      7,826      7,834
                                      ========   ========   ========   ========
  Diluted                                7,656      8,181      8,021      8,111
                                      ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                              1998       1997
                                                              ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  1,715    $  3,357
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                             3,347       3,066
    Provision for (reduction of) accounts receivable
     valuation reserves                                          22        (108)
    Reduction of inventory valuation reserves                  (748)     (1,620)
    Loss on disposal of assets                                   --           3
  Changes in assets and liabilities:
    Increase in accounts receivable                          (3,707)     (6,854)
    Increase in inventories                                  (4,423)     (3,922)
    (Increase) decrease in other assets                        (490)      1,114
    Increase (decrease) in accounts payable and
     accrued liabilities                                     (2,671)      4,032
    Increase in taxes payable, net                            1,054         954
                                                           --------    --------
         Net cash provided by (used in) operating
          activities                                         (5,901)         22
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (6,356)     (2,498)
  Investments                                                (2,420)         --
  Proceeds from sale of furniture and equipment                  --          16
                                                           --------    --------
     Net cash used in investing activities                   (8,776)     (2,482)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on letters of credit to banks                9,600          --
  Stock options exercised                                        64          44
  Purchase of treasury stock, net                            (4,646)         --
                                                           --------    --------
     Net cash provided by financing activities                5,018          44
                                                           --------    --------
Effect of exchange rate changes on cash and
  cash equivalents                                               (6)         34
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (9,665)     (2,382)
CASH AND CASH EQUIVALENTS, beginning of period               16,371      12,580
                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $  6,706    $ 10,198
                                                           ========    ========

The accompanying notes are an integral part of these consolidated statements.

        THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and accompanying notes thereto.

Note B Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods. Diluted earnings per common share for the three months ended September 30, 1998, no common share equivalents were considered in the calculation of earning (loss) as the effect was antidilutive. Diluted earnings per share for all other periods presented are determined assuming that the options were exercised at the beginning of the period or at the time of issuance, if later.

Note C  Inventories consist of the following at:

                                         September 30, 1998    December 31, 1997
                                         ------------------    -----------------
                                     (Unaudited)
                                                (in thousands)
        Raw Materials                         $10,217                $6,052
        Work-in-process                         1,707                 1,195
        Finished Good                           1,503                 1,008
                                              -------                ------
                                              $13,427                $8,255
                                              =======                ======

Note D  Property, plant, and equipment consist of the following at:

                                         September 30, 1998    December 31, 1997
                                         ------------------    -----------------
                                             (Unaudited)
                                                     (in thousands)
        Building and improvements          $12,631                   $10,431
        Furniture and equipment             35,961                    31,804
                                           -------                   -------
                                            48,592                    42,235

        Less accumulated depreciation      (15,705)                  (12,388)
                                           -------                   -------
                                           $32,887                   $29,847
                                           =======                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997.

         Net sales were $24.6 million for the quarter ended September 30, 1998, an increase of 2.1 percent compared with net sales of $24.1 million for the quarter ended September 30, 1997. The Company believes that it may have some seasonality to its sales. Many of the company's components are in retail products such as cellular telephones and office automation equipment for which sales in the first calendar quarter are historically slow. During the third quarter of 1998, sales to Motorola, Inc. ("Motorola") were 69.5 percent of the Company's revenue. No other customer accounted for greater than 10 percent of the Company's revenue.

         Cost of sales, as a percentage of net sales, increased to 90.5 percent for the quarter ended September 30, 1998 as compared with 76.9 percent for the quarter ended September 30, 1997. The corresponding decrease in the gross margin in the third quarter was the result of a number of factors. First, the Company incurred approximately $504,000 of incremental expenses in the cost of sales as the result of starting operations in China. Those incremental China expenses were reflected as under-absorbed material overhead in cost of sales because there was no significant manufacturing activity in the China facility during the first two months of the quarter. Second, as a result of high inventory balances at the beginning of the quarter, the Company had unusually low inventory purchases during the third quarter of 1998 which resulted in under-absorption of the material overhead. Third, the Company started several new programs during the quarter and encountered some yield start-up issues with some of those programs. Finally, the Company's standard margin on its products sold in the quarter ended September 30, 1998 was lower than the standard margin for products sold in the quarter ended September 30, 1997. This lower standard margin is a result of pricing pressures in the LCD module industry.

         Selling, general, and administrative expense decreased to $1.7 million for the quarter ended September 30, 1998 from $1.8 million for the quarter ended September 30, 1997. Selling, general, and administrative expense decreased as a percentage of net sales to 7.0 percent for the quarter ended September 30, 1998 from 7.6 percent for the quarter ended September 30, 1997.

         Research and development expense totaled $1.3 million, or 5.3 percent of net sales, for the quarter ended September 30, 1998 as compared with $1.3 million, or 5.4 percent of net sales, for the quarter ended September 30, 1997. Research and development expenses consist principally of salaries and benefits to scientists and other personnel, related facilities costs, process development costs, and various expenses for projects, including new product development. The Company has focused its research and development expenditures on display products and technologies while continuing with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona. The research and development expense for the quarter ended September 30, 1998 was significantly lower than the research and development expense for the quarter ended June 30, 1998 primarily because of process developments on its LCD manufacturing line in the second quarter.

         Interest expense (net) for the quarter ended September 30, 1998 was $4,000, as compared with $152,000 of interest income (net) for the quarter ended September 30, 1997. This difference was primarily as a result of investing lower average cash balances during the quarter as well as incurring interest expense on the Company's line of credit. Other expense (net) was $48,000 for the quarter ended September 30, 1998, as compared with $41,000 for the quarter ended September 30, 1997.

         There was a benefit for income taxes of $291,000 for the quarter ended September 30, 1998 as compared with a provision for income taxes of $1.0 million for the quarter ended September 30, 1997. This difference resulted primarily from having a loss for the quarter ended September 30, 1998 as compared with net income for the same period in 1997.

         The Company reported a loss of $403,000, or $0.05 per share (diluted), for the quarter ended September 30, 1998 as compared with net income of $1.5 million, or $0.19 per share (diluted), for the quarter ended September 30, 1997. Without China-related incremental expenses, the quarter ended September 30, 1998 would have been essentially break-even.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

         Net sales were $65.7 million for the nine months ended September 30, 1998, an increase of 11.5 percent over net sales of $58.9 million for the nine months ended September 30, 1997. The sales increase is primarily a result of several new programs for new and existing customers, which offset decreases in sales to Hewlett-Packard Company ("Hewlett-Packard"). During the nine month period ended September 30, 1998, (a) Motorola accounted for net sales of $37.4 million compared with sales of $19.1 million to that customer for the nine months ended September 30, 1997, and (b) Hewlett-Packard accounted for net sales of $5.5 million compared with net sales of $19.3 million to that customer for the nine months ended September 30, 1997.

         Cost of sales, as a percentage of net sales, was 80.7 percent for the nine months ended September 30, 1998 as compared with 77.0 percent for the nine months ended September 30, 1997. The corresponding decrease in the gross margin was the result of a number of factors, including China-related incremental expenses and overall lower margins on LCD modules.

         Selling, general, and administrative expense increased to $5.2 million for the nine months ended September 30, 1998 from $4.8 million for the nine months ended September 30, 1997, with such increase primarily attributed to increased selling expenses and additional administrative personnel. Selling, general, and administrative expense decreased as a percentage of net sales to
7.9 percent for the nine months ended September 30, 1998 from 8.1 percent for the nine months ended September 30, 1997, primarily as a result of increased sales.

         Research and development expense totaled $4.8 million, or 7.3 percent of net sales, for the nine months ended September 30, 1998 as compared with $3.8 million, or 6.5 percent of net sales, for the nine months ended September 30, 1997. The increase in research and development expense was a result of the Company's continued focus on the development of advanced display technologies and development of its in-house efforts relating to the high-volume manufacturing LCD line.

         Interest income (net) for the nine months ended September 30, 1998 was $317,000, down from $463,000 for the nine months ended September 30, 1997. The decrease in interest income was the result of investing lower average cash balances during the nine months ended September 30, 1998 and as the result of increased interest expense. Other expense (net) increased to $70,000 for the nine months ended September 30, 1998 from $60,000 for the nine months ended September 30, 1997. The increase was due primarily to increased foreign exchange loss for the nine months ended September 30, 1998.

         The provision for income taxes was $1.2 million for the nine months ended September 30, 1998 as compared with a provision of $2.1 million for the nine months ended September 30, 1997. This difference resulted primarily from having lower pre-tax income in the nine months ended September 30, 1998 as compared with the same period in 1997. The Company will have an approximate 42 percent tax rate in 1998 as a result of the losses it has incurred in China. The income tax rate structure in China is lower; therefore, losses in China do not provide as great a tax benefit as losses in a higher tax rate country such as the United States. In 1999, the Company's overall tax rate should drop as the Company increases manufacturing operations in China. The actual worldwide tax rate at that time will depend upon a variety of factors, including inter-company transfer pricing, the amount of sales in China, the profitability of operations in China, and whether any inter-company dividends are declared.

         Net income was $1.7 million, or $0.21 per share (diluted) for the nine months ended September 30, 1998, as compared with net income of $3.4 million, or $0.41 per share (diluted), for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1998, the Company had $5.9 million in negative cash flow from operations as compared with break-even cash flow from operations during the first nine months of 1997. The negative cash flow from operations was primarily due to the increase in inventories and accounts receivable. The Company purchased inventories in expectation of the start-up of several new programs in the second and third quarters of 1998. All of those programs have since commenced and the inventory balance decreased by over $9.0 million during the third quarter. Accounts receivable are higher at the end of the third quarter because sales were weighted towards the end of the quarter.

         The Company's working capital was $25.4 million at September 30, 1998, down from $29.1 million at December 31, 1997. The Company's current ratio at September 30, 1998 was 2.5-to-1, as compared with a current ratio of 3.1-to-1 at December 31, 1997. The reduction in working capital and the current ratio occurred primarily because of the substantial investments made in fixed assets and in Siliscape, Inc. In addition, the Company has an outstanding balance of $5.0 million in its line of credit, which is currently classified as a current liability. The Company also incurred $4.6 million of debt to purchase stock under the Company's stock repurchase program (see below). As explained below, the Company has a new loan commitment, the result of which is that all debt incurred to purchase stock through the stock repurchase program will become long-term debt.

         In May 1998, the Company entered into a new $15.0 million unsecured revolving line of credit with Imperial Bank, which matures in May 2000. At September 30, 1998, $9.6 million of borrowings were outstanding under this credit facility. Advances under the revolving line may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 175 basis points in excess of the LIBOR Base Rate. The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures in June 1999. Three-Five Systems Limited had no borrowings outstanding under this line of credit at September 30, 1998.

         The Company has received a new commitment from Imperial Bank and the National Bank of Canada for a $25.0 million credit facility. That new credit facility will have two tranches: a $15.0 million revolving line of credit, which is similar to the existing credit facility and which will be available for general corporate purposes, and a $10.0 million term loan, which will provide available funds to repurchase the Company's stock. Including cash and pre-existing loan commitments, the Company had $12.4 million in readily available funds at September 30, 1998. The new credit facility would add an additional $10.0 million in available funds to that amount.

         In August 1996, the Board of Directors authorized the repurchase from time to time of up to one million shares of the Company's common stock on the open market or negotiated transactions depending on market conditions and other factors. During the quarter ended September 30, 1998, the Company purchased approximately 539,000 shares under the repurchase program at a total cost of $4.6 million. Taking into account previous purchases, as of September 30, 1998, a total of approximately 561,000 shares have been purchased by the Company under the repurchase program at a cost of $4.9 million.

         Capital expenditures during the nine months ended September 30, 1998 were approximately $6.4 million, as compared with $2.5 million during the same period of 1997. Capital expenditures for the first nine months of 1998 consisted primarily of manufacturing and office equipment for the Company's operations in Beijing, Manila and Tempe, including laboratory equipment for research and development and nearly $2.0 million of equipment necessary to manufacture LCoS(TM) microdisplays. The Company anticipates that it will have substantial additional capital expenditures during the remainder of 1998 and during 1999. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment for its new manufacturing facility in Beijing, China. The Company anticipates the initial facilities and capital cost for its operations in China in 1998 and 1999 to be approximately $10.0 million. The China operations will also require approximately $4.0 million of working capital. Additional capital costs will be incurred as additional manufacturing lines are added. Thus far, the Company has expended approximately $3.8 million in China for manufacturing equipment, building materials and land costs. Although the Company is operating out of a leased facility in the Beijing area, the Company has purchased land-use rights nearby upon which it is expected to complete construction of its own building in 1999.

         In April 1998, the Company invested approximately $2.4 million in a minority equity interest in Siliscape, Inc. ("Siliscape"), a start-up company involved in developing various technologies for microdisplays. Under the terms of the investment, the Company is obligated to purchase an additional equity interest in Siliscape for $900,000 in the fourth quarter of 1998. The Company's ownership interest in Siliscape is accounted for under the cost method of accounting.

         The Company anticipates that cash flow from operations in the fourth quarter of 1998 will allow the Company to retire the portion of its line of credit that is unrelated to the stock repurchase program. The Company believes that its existing capital, anticipated cash flows from operations, and available and anticipated credit lines will provide adequate sources to fund operations and planned expenditures through 1999. The Company may have to pursue alternate methods of financing or raise capital, however, should the Company encounter additional cash requirements. For example, the Company has considered entering into alliances with regard to the strategic development of various new technologies, especially LCoS(TM) miscrodisplays. Some of these alliances may result in a capital investment by the Company in other companies, such as Siliscape. The Company also has considered acquisitions of other businesses. Such investments and/or acquisitions would likely require the Company to pursue additional financing mechanisms, such as debt or equity placements.

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

         The Company commenced operations in China in 1998. Although the Chinese currency is currently stable, its value in relation to the U.S. dollar is determined by the Chinese government. There is general speculation that China may devalue its currency in response to the current Asian economic situation. Devaluation of the Chinese currency could result in translation adjustments to the Company's balance sheet as well as reportable losses depending on monetary balances and loans of the Company at the time of devaluation. Although the Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, there can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse affect on the Company's operations.

BUSINESS OUTLOOK AND RISK FACTORS

BUSINESS OUTLOOK

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below. Other important risk factors are set forth in the Company's other filings with the Securities and Exchange Commission.

         The Company offers advanced design and manufacturing services to original equipment manufacturers. The Company specializes in custom displays and front panel displays utilizing liquid crystal display (LCD) technology. The Company experienced substantial growth from 1993 through 1995 with such growth dependent primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined, largely as a result of the early 1996 phase-out by that major customer of a significant family of programs. In 1997, sales returned to pre-1996 levels primarily as a result of several new programs and customers.

         The Company had substantial growth in its revenues in 1997 with a 39.4 percent rate of growth over 1996. In 1998, the Company is experiencing strong growth over 1997, with an expected 40 to 50 percent increase in unit volumes. Revenue growth has not kept up with unit growth in 1998, however, because of pricing pressures from customers and competition in the LCD module industry. Thus, the Company expects its yearly revenue growth from 1997 to 1998 to be approximately 8 to 12 percent. As customers attempt to increase market share through pricing, those customers expect their vendors to offer more competitively priced products. In addition, weakened Asian currencies have contributed to pricing pressures in the LCD module industry because most vendors are Asian companies. The Company also is experiencing some effects from the Asian economic situation as sales in the Company's medical instrumentation and office automation areas have slowed down and been pushed out.

         The Company has undertaken efforts to diversify its business, broaden its customer base, and expand its markets. The Company's historical major customer, Motorola, which accounted for approximately 80 percent of the Company's revenue in 1995, accounted for 65 percent of the Company's revenue in 1996 and slightly less than 35 percent of the Company's revenue in 1997. These reduced percentages occurred as a result of the increased sales to other customers and reduced product selling prices and revenues from that major customer. In 1998, the Company's business with Motorola has increased at a rate faster than business with other customers is increasing. Therefore, the percentage of revenue attributed to Motorola is expected to increase in 1998, and the current business plan of the Company targets that customer to account for just over 60 percent of its 1998 revenue. Hewlett-Packard accounted for 32 percent of the Company's revenue in 1997, but this percentage has declined significantly in 1998 as current programs have matured. Replacement programs may not have the type of LCD modules supplied by the Company and those that do often have significantly lower selling prices.

         The Company's gross margins are impacted by several factors, including manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, inventory management, engineering costs, product mix, and volume pricing. As mentioned earlier, there is significant pricing pressure in higher volume programs in the telecommunications and office automation industries. As the production levels of some of the Company's new high-volume programs increase, the lower standard gross margins on those programs will have an impact on the Company's overall margins. In addition, in an effort to secure sales to certain strategic customers, the Company may aggressively price its products. Depending on the size of the programs achieved, such pricing strategies could also have an effect on overall margins.

         The Company's gross margins on its products are also typically lower at the start of a program as a result of yield and other start-up issues. In the third quarter of 1998, the Company started several new programs and incurred substantial start-up costs.

         The Company started operations in China in 1998, and the Company's gross margins have been adversely affected by the start-up of those China manufacturing operations. As the Company ramped up its manufacturing operations in China, it incurred costs in advance of the receipt of significant revenues. In the third quarter of 1998, the Company incurred incremental China-based expenses in the total cost of sales. Those incremental expenses arise mainly from under-absorption of the costs of operating the China facility and are included in the cost of sales, thus reducing overall gross margins. The Company's expectation is that the incremental China-based expenses in the fourth quarter will be significantly reduced as a result of yield and absorption issues. In the long run, the Company expects the China operations to positively impact gross margins because of certain competitive cost advantages provided by maintaining operations in China.

         The Company anticipates that the Asian currency situation will have a continued impact on gross margins. Many of the Company's competitors are Asian suppliers, and a strong U.S. dollar gives a competitive pricing advantage to those suppliers. Thus, the Company may continue to see competitive margin pressure from Asian suppliers, particularly those in Korea and Japan.

         Serving a variety of customers with complex and differing issues requires increased personnel committed to those customers. As the Company expands and diversifies its product and customer base, the Company has had to increase its selling, general, and administrative expenses. The volume and complexity of the Company's business is expected to continue to grow. Therefore, the Company anticipates that it will continue to increase its selling and administrative expenses on a quarter-by-quarter basis.

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

         In August 1997, National Semiconductor Corporation ("National") and the Company entered into a strategic supplier alliance agreement for the development and manufacture of LCoS(TM) microdisplays. Under the alliance, the two companies are working together in developing the LCoS(TM) technology, with each company focusing on its core competency of silicon and LCDs, respectively. Once manufacturing begins, the companies will act as suppliers to one another, with National supplying the silicon and the Company supplying the LCD manufacturing.

         In April 1998, the Company acquired an approximate 19 percent interest in Siliscape, a start-up company with numerous patents and proprietary technology relating to microdisplays. The Company and Siliscape also entered into a strategic agreement under which they will focus on the development of microdisplay products, with the Company providing certain proprietary manufacturing capabilities and Siliscape providing certain patented and proprietary technologies and components.

         The Company also is considering licensing technologies from other companies that could be optimized on the LCD manufacturing line as well as entering into further alliances. This internal and external focus on research and development will continue indefinitely. As a result, the actual dollar amount of such research and development expenditures in 1998 will increase over 1997.

         As previously described, the Company has established manufacturing operations in The People's Republic of China. Three-Five Systems (Beijing) Co., Ltd. was incorporated in China during the first quarter of 1998 and business license approval was received from the governmental authorities. During the first quarter of 1998, a temporary leased site was selected in Beijing, as was the permanent site. The Company has now moved into the temporary site and set up manufacturing lines.

         The Company has established a China-based manufacturing operation for several reasons. First, based upon growth expectations in the European and United States marketplaces, the Company anticipates a need for manufacturing capacity beyond what is available at its Philippine manufacturing facility.

China was selected because of the desire to diversify manufacturing locations and because of the cost benefits that are expected to be achieved in China.
China is also expected to be a synergistic business location for the Company because many of the components used by the Company are manufactured in China. Second, many of the Company's existing and potential customers maintain manufacturing operations near the Company's operations in China. Despite the current Asian economic situation, those customers continue to require LCD modules and the Company has limited participation in that market. There currently are very few LCD module manufacturers in China. Under current Chinese government rules, however, OEMs in China have a strong motivation to utilize locally manufactured components.

RISK FACTORS

         Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for 1998 as well as the Company's expectations relating to operations in China; future technologies; and future designs, inventory balances, and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this document, and in the Company's other filings with the Securities and Exchange Commission, especially Form 10-K, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this report and in any written or oral statements of the Company.

         A few core customers currently are responsible for a majority of the Company's revenue, and the Company expects the high concentration levels with its core customers to continue through 1999. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations. For example, previously announced delays in certain Motorola programs have contributed to lower than expected sales for the Company in 1998.

         Although the trend of the Company is to enter into more manufacturing contracts with its customers, the principal benefit of these contracts is to clarify order lead times, inventory risk allocation, and similar matters and not to provide firm, long-term volume purchase commitments. The Company has no firm long-term volume purchase commitments from its customers. Thus, customer commitments can be canceled, and expected volume levels can be changed or delayed. The timely replacement of canceled, delayed, or reduced commitments cannot be assured and, among other things, could result in the Company holding excess and obsolete inventory or having unfavorable manufacturing variances as a result of under-absorption. These risks are exacerbated because the Company expects that a majority of its sales will be to customers in the retail electronics industry, which is subject to severe competitive pressures, rapid technological change, and obsolescence. A few of the Company's customers have inquired about inventory hubbing agreements pursuant to which the Company will maintain stocks of finished goods on or near the customer's factory. Although such agreements have not yet been implemented, the use of such type of agreements could result in higher inventory balances for the Company and/or excess inventory.

         The Company held a large inventory balance as of June 30, 1998 as a result of delays in certain programs announced by customers during the second quarter of 1998. That balance has been substantially reduced as of September 30, 1998. The Company has analyzed the remaining inventory balance and believes that the inventory will be utilized because all of the unreserved inventory relates to ongoing programs. There is a risk that if some or all of those new programs are canceled, however, the Company could be left with excess inventory.

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

         The Company is currently spending research and development dollars on several new technologies that it plans to introduce in the future. There is a risk that some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturability, and such failure could have a material adverse effect on the Company. Risks include technology problems, competitive cost issues, and yield problems. In addition, even if a new technology proves to be manufacturable, it may not be accepted by the Company's customers and the customers' marketplaces because of price or technology issues or it may compare unfavorably with products introduced by others. These new technologies will require significant expenditures, including development expenses, such as those for custom integrated circuits, as well as various capital expenditures and investments. For example, the Company anticipates that LCoS(TM) microdisplays will initially require approximately $2.0 to $3.0 million of capital expenditures, and the Company has also invested in Siliscape for the purposes of further developing the LCoS(TM) microdisplay product. There could be material adverse impact on the Company if one or more of the new technologies, especially LCoS(TM) microdisplays, were unsuccessful for any reason.

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

         The Company has set up manufacturing operations in Beijing in an interim leased facility. If there are delays in the completion of the permanent facility, the Company may run into capacity issues in the interim facility because of space constraints and/or power requirements. In addition, the Company has a short-term lease on the interim facility and could be required to move out if there are delays in the completion of the permanent facility, severely interrupting the Company's manufacturing operations in China.

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

YEAR 2000 COMPLIANCE DISCLOSURE.

         Many existing computer programs and databases use only two digits to identify a year in the date field (I.E., 99 would represent 1999). These programs and databases were designed and developed without considering the impact of the upcoming millennium. Consequently, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or create erroneous results in 2000.
The following disclosure is as required by SEC Release No. 33-7558.

COMPANY'S STATE OF READINESS

         The Company has completed an assessment of all of its internal and external systems and processes with respect to the "Year 2000" issue. In response to this assessment, the Company has created a multi-functional Year 2000 task force to resolve any non-compliant Year 2000 systems or processes. To date, this group is on schedule to complete this task prior to January 1, 1999. The Company plans to continuously test all of its internal and external systems and processes (and the associated Year 2000 "fixes") for Year 2000 compliance during 1999. As part of this process, the Company has assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and is currently taking steps to minimize that risk. Based on the Company's current state of readiness and the steps currently being taken (I.E., installing backup processes and systems), the Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's financial position, liquidity, or operations.

COMPANY'S COSTS OF YEAR 2000 COMPLIANCE

         The Company estimates that its total cost of Year 2000 compliance will be less than $100,000. Those costs include updating of computer software and hardware manufacturing equipment, as well as employment and other out-of-pocket costs.

COMPANY'S RISKS OF YEAR 2000 ISSUES

         The Company procures a significant amount of raw materials used in its manufacturing processes from foreign vendors. As a result, the Company may be at risk from foreign companies and countries that are not taking adequate measures to insure Year 2000 compliance or that may not be at the same level of preparedness as the United States. For example, economic problems in Asia may affect or divert resources with respect to the Year 2000 issue. Failure of those foreign countries and companies to be Year 2000 compliant may cause new material shortages that would adversely impact the Company's manufacturing operations. In addition, the Company currently has significant manufacturing operations in Manila, the Philippines and Beijing, China. As a result, the Company may be at risk with respect to suppliers of necessary resources (such as power or water) that may not be Year 2000 compliant. For example, brownouts or blackouts may occur due to lack of Year 2000 compliance. In addition, the Company's customers may have catastrophic Year 2000 failures, including prolonged interruptions in factory productions, in which case they may have a reduced demand for the Company's products.

COMPANY'S CONTINGENCY PLANS

         The Company is developing contingency plans with respect to significant Year 2000 issues within its control. For example, the Company is in the process of assessing and verifying the Year 2000 compliance of its international and domestic raw material vendors. Verification will be accomplished through the use of written certifications and audits. Any vendors found not to be Year 2000 compliant will be replaced with vendors that are Year 2000 compliant. In the construction of its new Beijing facility, the Company will procure material, processes and equipment that are Year 2000 compliant. The Company also plans to have stand-by generators for its plants in the event of a local power failure. The Company is investigating transferring all manufacturing processes to alternate manufacturing facilities if external factors beyond its control relative to the Year 2000 issue occur and the Company cannot conduct manufacturing operations at any particular facility.


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


                                 THREE-FIVE SYSTEMS, INC.
                                 ------------------------
                                       (Registrant)


Dated: October 29, 1998             By: /s/ Jeffrey D. Buchanan
                                            ------------------------------------
                                    Name:   Jeffrey D. Buchanan
                                    Its:    Executive Vice President Finance,
                                            Administration and Legal;
                                            Chief Financial Officer