Form 10-K
period 1998-12-31
THREE FIVE SYSTEMS INC
filed 1999-03-15
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

                          Commission File Number 1-4373


                            THREE-FIVE SYSTEMS, INC.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

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

                                 (602) 389-8600
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class           Name of Each Exchange On Which Registered
         -------------------           -----------------------------------------

Common Stock, Par Value $.01 Per Share          New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 1999, the aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the price at which stock was sold as of such date in the stock market as reported on the New York Stock Exchange, was $68,080,668. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of March 8, 1999, there were 7,012,107 shares of the issuer's Common Stock outstanding.

Documents incorporated by reference: Portions of the issuer's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                            THREE-FIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
ITEM 1.   BUSINESS..........................................................  1
ITEM 2.   PROPERTIES........................................................ 22
ITEM 3    LEGAL PROCEEDINGS................................................. 22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 22

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS..................................... 23
ITEM 6.   SELECTED FINANCIAL DATA........................................... 24
ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................. 25
ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK............................................... 34
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 35
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................. 35

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.................................. 35
ITEM 11.  EXECUTIVE COMPENSATION............................................ 35
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................. 35
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 35

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K......................................... 36

SIGNATURES.................................................................. 38

                              --------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 1999 AND THEREAFTER; TECHNOLOGICAL INNOVATIONS; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; THE COMPANY'S PRODUCT DEVELOPMENT STRATEGIES; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; THE SUCCESS OF PARTICULAR PRODUCT OR MARKETING PROGRAMS; THE AMOUNTS OF REVENUE GENERATED AS A RESULT OF SALES TO SIGNIFICANT CUSTOMERS; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE FILING DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN ITEM 1, "BUSINESS - SPECIAL CONSIDERATIONS."

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         The Company designs and manufactures a wide range of display modules for use in the end products of original equipment manufacturers ("OEMs"). Most of the Company's sales consist of custom display modules developed in close collaboration with its customers. Devices designed and manufactured by the Company find application in cellular telephones and other wireless communication devices as well as in medical equipment, office automation equipment, industrial process controls, instrumentation, consumer electronic products, automotive equipment, and industrial and military control products. The Company currently specializes in liquid crystal display ("LCD") components and technology in providing its design and manufacturing services for its customers. The Company markets its services primarily in North America, Europe, and Asia through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network.

         The Company experienced substantial growth from 1993 through 1995 with net sales increasing from $38.0 million in 1993 to $91.6 million in 1995. The Company's growth during that period, however, depended primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined to $60.7 million, largely as the result of the phase-out by that major customer of a significant family of programs in early 1996, and the Company reported a loss in 1996 as a result of that phase-out and the significant inventory reserve taken during the third quarter. The Company's sales increased to $84.6 million in 1997 and $95.0 million in 1998, primarily as a result of several new programs, including programs for a telecommunications customer and an office automation customer. The growth that occurred during the period from 1993 through 1995 allowed the Company to construct the highest volume passive matrix LCD glass production facility in North America, which enables the Company to produce a substantial portion of its LCD glass requirements, as well as to attract key personnel, expand its research and development efforts, and build its infrastructure. The Company has undertaken substantial efforts to broaden its customer base by obtaining new customers and by increasing its business with those existing customers that historically have comprised a small percentage of the Company's revenue. The Company has also undertaken efforts to expand its markets by (1) placing sales personnel in new geographic locations, (2) setting up a new manufacturing facility in China, (3) targeting new industrial applications, and (4) developing new kinds of products.

         The Company believes that it is positioned to continue the growth that it experienced in 1997 and 1998 as a result of its efforts in expanding its customer base and the markets it serves as well as its strength in designing, prototyping, and producing, on a timely and cost-efficient basis, a wide range of innovative, distinctive, and high-quality display modules required in the end products of OEMs. In the past few years, the Company has refocused its research and development capabilities with the intention of developing display technologies and manufacturing processes that will be useful for its current and future customers. The Company's design processes utilize advanced computer-aided design software to provide custom solutions for customers' products in time frames and on cost bases that it believes are competitive. The Company utilizes advanced, flexible manufacturing systems that can accommodate low-volume production runs or highly sophisticated applications in Arizona and high-volume, price sensitive runs in Manila, the Philippines and Beijing, China.

         The Company maintains its principal executive offices at 1600 North Desert Drive, Tempe, Arizona 85281, and its telephone number is (602) 389-8600. Unless the context indicates otherwise, all references to the "Company" refer to Three-Five Systems, Inc., its subsidiaries and predecessors.

TECHNOLOGY

         Since the commercial introduction of the first light emitting diodes ("LEDs") in the 1960s and twisted nematic liquid crystal displays in the 1970s, the use of LCD and LED indicators has become widespread in industrial and consumer electronic products. Prior to these innovations, the most common displays or indicators had substantial limitations as to their use, especially in terms of size, life, and power consumption. LCD and LED technologies were developed in order to overcome these limitations.

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

         The Company also has undertaken substantial efforts with respect to liquid crystal on silicon (LCoS(TM)) microdisplays. Liquid crystal on silicon displays are a form of LCD where, instead of suspending liquid crystalline material between two glass plates, the material is suspended between a glass plate and silicon backplate. The silicon backplate is an integrated circuit that provides drive signals for each element of the display (for instance, active-matrix drive) and also provides logic functions, such as serial to parallel conversion and data storage. Because highly developed silicon integrated circuits form the basis of these displays, the LCoS(TM) technology provides very high information displays in a small size and at a relatively low cost. The high information presented by such displays is magnified for view, generally either in a projector or in a view-finder.

INDUSTRY OVERVIEW

         The Company has benefited from the determination by certain OEMs in the electronics industry to outsource the design and production of certain components included in the end products of those OEMs. The Company believes that the following factors have contributed to this growing trend among OEMs:

     + As technology has become increasingly sophisticated and complex, it has become more difficult for even the leading OEMs to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components necessary for their products.

     + Advanced design and manufacturing processes require increasingly greater investments for research and development, personnel, and equipment.

     + Competitive market conditions require OEMs to reduce the period of time from product conception to delivery, to differentiate their products from those of their competitors, to improve user friendliness, and to continually enhance product performance and reduce product cost during the life cycle of the product.

         OEMs often design their products to contain display modules as a highly cost-effective means of differentiating their products from competing products. OEMs then make the decision of whether to use standard devices, to design and produce the devices in-house, or to outsource with a third party for design and production. In making this decision, companies often recognize that their greatest strengths consist of consumer recognition of brand names, market research and product development expertise, and highly developed sales and distribution channels. OEMs also recognize that the desired devices often cannot be obtained "off-the-shelf" and that time constraints and limitations on available resources often preclude them from maintaining the specialized in-house expertise and equipment necessary to design and manufacture the desired devices. OEMs often conclude that the logical solution is to focus their resources on those areas (such as marketing and distribution) where they possess the greatest leverage and to outsource the design and production of devices and components in which they lack the requisite technology and expertise.

         Outsourcing enables OEMs to obtain the following desired benefits:

     + To gain access to specialized design and manufacturing technology and expertise.

     +    To   accelerate   the  design   process  and  to  reduce   design  and
          manufacturing costs by utilizing the specialized personnel, equipment, and facilities of the supplier.

     + To reduce their own investment in personnel, equipment, and facilities necessary for specialized design and production capabilities.

     + To streamline their own operations by concentrating their resources on the design, production, and distribution of their core products.

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

PRODUCTS AND SERVICES

         The Company currently emphasizes custom-designed display modules. The Company believes that custom devices represent a significant source of its profits and growth potential. For each custom device, the Company works directly with its customer to develop and produce the original design and to manufacture the device in accordance with the customer's specifications. The Company also designs and produces standard or "off-the-shelf" devices, which involve designs that are adaptable to various fixed end uses without modification or with slight modifications. In the last few years, the Company's standard devices have accounted for less than 10 percent of its revenues. In 1999, however, the Company is planning to introduce new standard products using some of the Company's new display technologies.

         The Company pursues a strategy designed to enable it to enhance its position as a major, worldwide supplier of custom-designed and manufactured display modules for products of leading OEMs in various high growth industries. The Company attempts to identify industries that present the greatest long-term potential for growth at any given time. The Company's research and development activities then focus upon technological developments that attempt to meet the current and future requirements of those industries. The Company seeks to establish strong and long-lasting customer relationships by aligning its prospects with those of its customers and by seeking to make its engineering and advanced manufacturing functions seamless extensions of the product design and production departments of its customers. The Company engages in a careful customer selection process because it recognizes that its own growth and development will be closely aligned with the growth and development of the customers it serves. The Company's strategy currently involves concentrating its efforts on providing design and production services to leading companies in five primary industries: cellular telephones and other wireless communications, data collection, office automation, medical devices, and industrial process controls.

         More  recently,   with  the   availability   of  the   high-volume  LCD
manufacturing line in Arizona, the Company has begun focusing its efforts on creating advanced display technologies. These advanced display technologies will allow the Company to provide its customers with differentiating products or products that provide higher information content. These products may be available for use in custom devices or in standard devices. The Company currently has three announced technology initiatives. First, the Company has patented a new type of LCD display that emulates an emissive LED display, which the Company calls LCiD(TM) or Liquid Crystal intense Display. This low information content device provides a multi-colored emissive-looking display at passive LCD prices. The second initiative involves the creation of a high information content display with numerous gray shades but again at the price of a more typical LCD. This new product is called LCaD(TM) or Liquid Crystal active Drive(TM). This technology is based, in part, on technology licensed from Motif, Inc. and additional proprietary technology developed by the Company. The third technology initiative is liquid crystal on silicon microdisplays or LCoS(TM). LCoS(TM) microdisplays provide high-resolution (up to one million pixels and beyond) active matrix displays that are less than 8/10 of an inch in diameter on the diagonal. LCoS(TM) microdisplays are expected to serve the need for portable, high information content displays in industries such as wireless communications, office automation, and industrial process controls. In addition, the Company expects that LCoS(TM) microdisplays will open new market industries for the Company in areas such as business and consumer electronics, as well as provide a source for inexpensive, high resolution displays in projection products such as rear-projection monitors, high-definition televisions, and front projection audio-visual units.

CUSTOM DEVICES

         LCD and LED custom displays currently account for approximately 95.3 percent of the Company's revenue, with the majority consisting of LCD custom displays. A manufacturer of a complete system or product requiring a specific type of visual display (such as a cellular telephone, medical instrument, business machine, or hand-held data collection device) represents a typical buyer for a custom device.

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

STANDARD DEVICES

         Standard devices encompass a wide variety of LCD and LED devices having varied applications. "Visible" LCD and LED standard devices include

     + solid state lamps used for indicators, status lights, on-board circuit monitors, and instrumentation;

     + multi-digit numerical displays used for calculators, industrial controls, data terminals, instrumentation timers, hand-held instruments, event counters, test equipment, embedded computing equipment, and consumer applications;

     +    integrated  displays (with on-board  integrated  circuit  drivers) and
          alpha  numeric  displays  used  for  hand-held   terminals,   embedded
          computing equipment and telecommunications; and

     +    bar graph displays (with  integrated  circuit drivers) used as linear,
          logarithmic  and  VU  meters  in  stereo  systems,   radios,  magnetic
          recording devices, process control instruments, and volt meters.

         Standard infrared devices include infrared emitters used in remote controllers, disk drives, tape drives, printers, encoders, solid state relays, photoelectric controls, slotted switches, reflective switches, intrusion alarms, touch screens, wireless data entry terminals, and positioning sensor applications.

         Standard LCiD(TM) display devices will include a 1 line by 10 character and 2 line by 10 character dot matrix display available in a variety of colors. The Company expects that LCiD(TM) displays will be used primarily in lower information content applications where high contrast, desired color, and ease of readability from full sunlight to complete darkness are required. Typical applications for LCiD(TM) display standard devices would include automotive instrumentation, appliances, hand-held instrumentation devices, vending equipment, stereo equipment, embedded computing equipment, remote sensing equipment, outdoor monitor equipment, and industrial controls.

         Standard LCaD(TM) display devices will include a variety of backlit quarter VGA (240 rows x 320 columns), 16 gray shade capable display systems. The standard LCaD(TM) display will consist of a complete display system incorporating LCD panel, lighting, memory, LCD controller, and interface electronics. Typical applications for the LCaD(TM) display would include medical and industrial instrumentation, test equipment, point-of-sale terminals, mapping and hand held global positioning system devices, stereo equipment, and embedded computing equipment.

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

         The Company seeks to increase its value to its customers by providing responsive, flexible, total manufacturing services. To date, manufacturing services have been concentrated toward the manufacture of LCDs and assembly of Company-designed display module assemblies. The Company will provide extended manufacturing services beyond these core services, however, if the customer requires them. Extended services may include adding additional components, such as a keypad, microphone, card reader, product housing, or non-display electronic sub-assembly, or the turn-key manufacture of a complete OEM product.

MANUFACTURING FACILITIES

         The Company currently conducts manufacturing operations in Tempe, Arizona; Manila, the Philippines; and Beijing, China. The Arizona facility houses a Class 1000 "clean room" and LCD fabrication and prototyping operation. The Company utilizes this facility primarily to conduct LCD research and development, to produce prototype and pre-production runs of devices for customer approval, to conduct full production runs of low-volume devices, and to develop advanced manufacturing processes that can be applied in the Philippines and China during full-scale production. In addition, the facility has the largest fully automated LCD glass production capacity in North America. This highly automated line enables the Company to reduce its dependence on foreign suppliers of LCD glass. Facility personnel include a team of experts ranging from LCD research scientists to specialized engineers with backgrounds in electronics, mechanics, chemistry, physics, and manufacturing. The Company maintains a wide variety of state-of-the-art testing and quality control equipment at the facility.

         High volume display module manufacturing is done in Manila, the Philippines and Beijing, China. In Manila, the Company is a party to an agreement (the "Sub-Assembly Agreement") with Technology Electronic Assembly and Management Pacific Corporation ("TEAM"), pursuant to which TEAM supplies direct manufacturing services at a facility owned by TEAM located in Manila. The Company is also party to a lease agreement (the "Lease Agreement") with TEAM pursuant to which TEAM leases space to the Company with respect to those manufacturing operations services performed by TEAM under the Sub-Assembly Agreement. TEAM manufactures, assembles, and tests devices designed by the Company in the space leased to the Company and pursuant to procedures set forth in the Sub-Assembly Agreement in accordance with specifications supplied by the Company. In 1997, TEAM and the Company entered into an amendment to the Sub-Assembly Agreement whereby all indirect manufacturing employees (primarily technicians, supervisors, and engineers) became employees of the Company. As a result, under the Sub-Assembly Agreement TEAM now only supplies the direct labor and certain incidental services required to manufacture the Company's products. The Company owns the manufacturing, assembling, and testing equipment (including automated die attach and wire bond equipment with automatic pattern recognition features for die and wire placement for LED die) as well as the processes and documentation used by TEAM at the Manila facility. The Company pays TEAM for the direct manufacturing personnel based upon a negotiated available hourly rate. The Company employs all professional personnel, including an Operations Manager, with a support staff consisting of manufacturing supervisors; manufacturing, quality, and process engineers; and logistics and administrative personnel at the Manila facility.

         The Sub-Assembly Agreement and Lease Agreement between the Company and TEAM extend through December 31, 1999 and are renewable from year to year thereafter. The Sub-Assembly Agreement requires the Company to maintain minimum production levels. The termination of the Lease Agreement or Sub-Assembly Agreement or the inability of TEAM to fulfill its requirements under the
Sub-Assembly Agreement would require the Company to acquire additional manufacturing facilities or to contract for additional manufacturing services. The Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. Although there has not been any material interruption of operations to date, these circumstances could affect the Company's ability to obtain products pursuant to the Sub-Assembly Agreement. The termination or inability of the Company to obtain products pursuant to the Sub-Assembly Agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company.

         The Company commenced manufacturing operations in the People's Republic of China ("China") during 1998. The China facility is a high-volume display module manufacturing facility similar to the Company's current facility in Manila. The Company initially leased a facility in Beijing on a temporary basis, and the Company commenced manufacturing in that temporary facility in the third quarter of 1998. The Company has begun construction of its own facility in Beijing and expects to move into that new facility in the middle of 1999. The Company employs all direct and indirect manufacturing employees at the facility, including technicians, supervisors, and engineers. The Company expects the initial cost of equipping and constructing the China facility to be approximately $10.0 million. For further discussions on the Company's operations in China, see Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Item 1, "Special Considerations - The Company Faces Risks Associated with International Operations."

QUALITY CONTROL

         The Company has an aggressive quality control program and maintains at each of its facilities quality systems and processes that meet or exceed the demanding standards set by many leading OEMs in targeted industries. The Company bases its quality control program upon Statistical Process Control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. The Company performs product life testing to help ensure long-term product reliability. The Company analyzes results of product life tests and takes actions to refine the manufacturing process or enhance the product design.

         Increased global competition has led to increased customer expectations with respect to price, delivery, and quality. Customers often evaluate price in the quotation process, while delivery and quality are evaluated only after the product is received. Therefore, many customers preview a company's quality by viewing the quality systems employed. The Company has received ISO 9002 certification of its Manila manufacturing facility. ISO is a quality standard established by the International Organization for Standardization, which attempts to ensure that the processes used in development and production remain consistent. This is accomplished through documentation maintenance, training, and management review of the processes used. Although achievement of ISO 9002 certification is no guarantee of the Company's ability to obtain future business, it is a factor that enables the Company's customers to recognize that the Company's production processes meet this established, global standard of performance.

SALES AND MARKETING

         The Company markets its services primarily in North America and Europe through direct technical sales persons. In 1998, the Company added direct technical sales persons in Asia. To a much lesser extent, the Company also markets some standard products through an independent sales and distribution network. This network includes two franchised distributors in approximately 91 sales offices. A staff of in-house, Arizona-based sales and engineering personnel directs and aids all direct and distribution sales. The Company also has sales personnel in California, Massachusetts, Illinois, North Carolina, and Florida.

         The Company's sales to customers in Europe represented approximately 35 percent of net sales in 1998. In addition to a direct technical sales force, the Company distributes products in Europe through a network of distributors, augmented in some regions by marketing representatives. This network receives support from the marketing, customer service, and support staff employed by the Company's subsidiary, Three-Five Systems Limited, located in Swindon, England. In addition, the Company's design engineers in Tempe, Arizona provide design input for customers in Europe.

         The Company's sales to customers is Asia represented approximately 7.0 percent of net sales in 1998. The Company has added several direct technical sales and marketing persons in Asia and has also trained Chinese design engineers to provide design input for customers in Asia.

CUSTOMERS

         The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in five primary industries: cellular telephones and other wireless communications, data collection, office automation, medical devices, and industrial process controls. As a result, the Company generally derives its revenue from services provided to a limited number of customers. The Company's largest customer is Motorola, Inc. ("Motorola"). The Company currently designs and manufactures display modules used in approximately 45 individual product programs for Motorola. Sales to Motorola accounted for
63.6 percent of the Company's revenue during 1998. Devices that are used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1998. Motorola continues to award new design programs to the Company. Motorola has an LCD module allocation process in which it designates three or four key LCD module vendors, including the Company, and communicates to each vendor the anticipated annual amount of purchases. Although the allocation process does not provide a guarantee of business to the Company, it provides an indication that purchases by Motorola during 1999 could continue at 1998 levels. The Company's second-largest customer in 1998 was Hewlett-Packard

Company ("Hewlett-Packard"). Sales to Hewlett-Packard accounted for 6.6 percent of the Company's revenue during 1998. As the display modules manufactured by the Company for Hewlett-Packard moved into second generation versions in 1998, the selling price of some of those modules was greatly reduced. In addition, the number of LCD display modules required by Hewlett-Packard was also greatly reduced as Hewlett-Packard moved to less expensive front panel devices in an extremely competitive market. Consequently, in 1998 the percentage of the Company's revenue attributed to Hewlett-Packard declined substantially. See Item 1, "Special Considerations - Certain Customers Account for a Significant Portion of the Company's Sales."

BACKLOG

         As of December 31, 1998, the Company had a backlog of orders of approximately $23.3 million, all of which are believed to be firm and all of which are expected to be filled during fiscal 1999. The backlog of orders at December 31, 1997 was approximately $21.8 million. The Company's business has some seasonality as the result of the significant amount of retail products into which its products are placed. Design cycles have shortened and many customers finish cycles in the fourth quarter (because of the holiday sales season) and ramp up new products in the second quarter of the calendar year. Consequently, the first quarter of a calendar year may have a disproportionately lower percentage of the year's total sales. In both 1997 and 1998, sales in the fourth quarter were approximately 60 percent greater than sales in the first quarter.

PATENTS AND TRADEMARKS

         The Company relies on a combination of patent, trade secrets and trademark laws, confidentiality procedures, and contractual provisions to protect its intellectual property. Although the Company's existing core business does not depend on any patent or trademark protection, the Company is manufacturing more advanced display products in which there are patent or trademark issues. For example, the Company has patents on its LCiD(TM) display technology. The Company also signed a license agreement with Motif, Inc. to license the technology that forms the basis of its LCaD(TM) or Liquid Crystal active Drive. The Company has applied for a patent on its LCaD(TM) technology and has filed several patents relating to its LCoS(TM) microdisplay technology. The Company has also applied for numerous other process and product patents, all related to display technologies.

RAW MATERIALS

         The principal raw materials used in producing the Company's displays consist of LCD glass, driver die, circuit boards, molded plastic parts, lead frames, wire, chips, and packaging materials. The Company's procurement strategy provides alternative sources of supplies for the majority of these materials. Many of such materials, however, must be obtained from foreign suppliers, which subjects the Company to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. The Company's suppliers currently are meeting the requirements of the Company, and strategic supplier alliances have further strengthened relations with offshore suppliers. The Company's ability to produce a significant percentage of its requirements of LCD glass in its Arizona facility has reduced the Company's dependence on foreign LCD glass suppliers. See Item 1, "Special Considerations - The Company May be Subject to Shortages of Raw Materials and Supplies."

COMPETITION

         The Company believes that Optrex, Seiko-Epson, Samsung, Seiko Instruments, Sharp, Hosiden, Hyundai, PCI, and Philips Components constitute the principal competitors for the Company's LCD devices. Hewlett-Packard, Rohm, LiteOn, Siemens, Stanley Electric Company, and Quality Technologies Corp. constitute its principal competitors for its LED devices and for its LCiD(TM). Most of these competitors are large companies that have greater financial, technical, marketing, manufacturing, and personnel resources than the Company. The revenue, profitability, and success of the Company depend substantially upon its ability to compete with other providers of display modules. The Company cannot provide assurance that it will continue to be able to compete successfully with such organizations.

         The Company currently competes principally on the basis of the technical innovation and performance of its display modules, including their ease of use and reliability, as well as on their cost, timely design, and manufacturing and delivery schedules. The Company's competitive position could be adversely affected if one or more of its customers, particularly Motorola, determines to design and manufacture their display modules internally or secure them from other parties. See Item 1, "Special Considerations - The Company Faces Intense Competition."

RESEARCH AND DEVELOPMENT

         The Company conducts an active and ongoing research, development, and engineering program that focuses on advancing technology, developing improved design and manufacturing processes, and improving the overall quality of the products and services that the Company provides. Research and development personnel concentrate on LCD technology, especially improving the performance of current products and expanding the technology to serve new markets. The Company also conducts research and development in manufacturing processes, including those associated with efficient, high-volume production and electronic packaging.

         More recently, the Company has focused its research and development efforts on new display technologies. See Item 1, "Business - Products and Services." The Company has undertaken a significant research and development program with respect to the development of LCoS(TM) microdisplays and expects that the majority of available research and development personnel hours will be dedicated to LCoS(TM) microdisplays in 1999.

ENVIRONMENTAL REGULATION

         The operations of the Company result in the creation of small amounts of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The amount of hazardous waste produced by the Company may increase in the future depending on changes in the Company's operations. The general issue of the disposal of hazardous waste has received increasing focus from federal, state, local, and international governments and agencies and has been subject to increasing regulation. See Item 1, "Special Considerations - Environmental Regulation."

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

EMPLOYEES

         As of December 31, 1998, the Company employed a total of 867 persons. This number includes 172 full-time and approximately 16 temporary employees at its principal U.S. facility in Tempe, Arizona and U.S. sales offices; 256 employees at its manufacturing facility in Manila, the Philippines; 415 employees at its manufacturing facility in Beijing, China; and 8 employees at its Three-Five Systems, Ltd. subsidiary in Swindon, England. The Company considers its relationship with its employees to be good, and none of its employees currently are represented by a union in collective bargaining with the Company.

         TEAM provides the personnel engaged in the direct assembly of the Company's devices in Manila pursuant to the Sub-Assembly Agreement between the Company and TEAM. See Item 1, "Business - Manufacturing Facilities." As of December 31, 1998, approximately 1,152 persons performed direct labor operations at the Manila facility through the Sub-Assembly Agreement with TEAM.

EXECUTIVE OFFICERS

         The following table sets forth information concerning each of the Company's executive officers.


    NAME                       AGE                     POSITION
    ----                       ---                     --------

    David R. Buchanan          66   Chairman of the Board, President, and Chief
                                    Executive Officer

    Lawrence E. Kagemann, Sr.  56   Vice President - Operations

    Radu Andrei                48   Vice President - Marketing and Sales

    Jeffrey D. Buchanan        43   Executive Vice President - Finance,
                                    Administration,  and Legal; Chief Financial
                                    Officer; Secretary; Treasurer; and Director

    Dan J. Schott              59   Vice President - Research and Development

    Robert T. Berube           60   Principal Accounting Officer and Corporate
                                    Controller

         DAVID R. BUCHANAN has been Chairman of the Board of the Company since its formation in February 1990. Mr. Buchanan served as the Company's President and Chief Executive Officer from February 1990 until July 1998. In January 1999, Mr. Buchanan reassumed duties as interim President and Chief Executive Officer while the Board of Directors conducts a search for a new President and Chief Executive Officer. Mr. Buchanan also served as Treasurer of the Company from May 1990 until January 1994 and as Chairman of the Board, Chief Executive Officer, President, and a director of one of the predecessors of the Company from October 1986, February 1987, and November 1985, respectively, until the predecessor's merger into the Company in May 1990.

         LAWRENCE E. KAGEMANN, SR. has been Vice President - Operations of the Company since August 10, 1998. Mr. Kagemann served as Vice President - Quality and Manufacturing Technology for Harman OEM Group ("Harman") from 1990 until December 1996, where he led quality, plant, manufacturing, advanced manufacturing, and supplier engineering for the U.S. and Wales sites. In 1997, Mr. Kagemann was appointed Vice President - Audio for Computer Operations and Quality for Harman, where he had responsibility for maintaining quality and supplier engineering for the U.S. and Wales sites. From August 1997 to August 1998, Mr. Kagemann held the position of Vice President - Quality and Supplier Engineering for Harman, where he was assigned the responsibility of quality and supplier engineering for the group.

         RADU ANDREI has been Vice President - Marketing and Sales of the Company since June 1, 1998. Mr. Andrei served a Research Director for Semico Research Arizona and Intechno Consulting Director - Basel, Switzerland/Phoenix, Arizona from 1996 until June 1998. His responsibilities included assessing the market, analyzing external market drivers, correlating the results of business core competencies, resources and objectives, and devising a long-term plan. In 1994 and 1995, Mr. Andrei held the position of Manager, Strategic Marketing and Systems Engineering (Director) for Motorola SPS Division in Phoenix, Arizona.

         JEFFREY D. BUCHANAN has served as a director and Executive Vice President - Finance, Administration, and Legal of the Company since June 1998; as Chief Financial Officer and Treasurer of the Company since June 1996; and as Secretary of the Company since May 1996. Mr. Buchanan served as Vice President - Finance, Administration, and Legal of the Company from June 1996 until July 1998 and as Vice President - Legal and Administration of the Company from May 1996 to June 1996. Mr. Buchanan served as a Senior Member of O'Connor, Cavanagh, Anderson, Killingsworth & Beshears from June 1986 until May 1996, where he practiced as a business lawyer with an emphasis on mergers and acquisitions, joint ventures, and taxation. Mr. Buchanan was associated with the international law firm of Davis Wright Tremaine from 1984 to 1986, and he was a senior staff person at Deloitte & Touche from 1982 to 1984. Mr. Buchanan is a member of the Arizona and Washington state bars and passed the certified public accounting examination in 1983. Mr. Buchanan is the son of David R. Buchanan.

         DAN J. SCHOTT has been Vice President - Research and Development of the Company since July 1996. From January 1994 until July 1996 he served as the Company's Vice President of Technology. From 1988 to January 1994, Mr. Schott was an Associate Director with Honeywell Inc., where his responsibilities included flat panel display research and development. From 1981 until 1987, Mr. Schott held various engineering management and program management positions with Sperry Rand Corp.

         ROBERT T. BERUBE has been the Company's Principal Accounting Officer since July 1998 and has served as the Company's Corporate Controller since July 1990.

SPECIAL CONSIDERATIONS

A VARIETY OF FACTORS AFFECT THE COMPANY'S OPERATING RESULTS

         A wide variety of factors affect the Company's operating results and could adversely impact its net sales and profitability. These factors, many of which are beyond the control of the Company, include the following:

     +    the Company's  ability to identify  industries  that have  significant
          growth   potential   and  to   establish   strong   and   long-lasting
          relationships with companies in those industries;

     + the Company's ability to provide significant design and manufacturing services for those companies on a timely and cost-effective basis;

     + the Company's success in maintaining customer satisfaction with its design and manufacturing services;

     + market acceptance of products of its customers incorporating devices designed and manufactured by the Company;

     + customer order patterns, changes in order mix, and the level and timing of orders placed by customers that the Company can complete in a quarter;

     + the performance and reliability of devices designed and manufactured by the Company;

     +    the life cycles of its customers' products;

     +    the availability and utilization of manufacturing capacity;

     +    fluctuations in manufacturing yield and productivity;

     + the quality, availability, and cost of raw materials, equipment, and supplies;

     +    the timing of expenditures in anticipation of orders;

     + the cyclical nature of the industries and the markets served by the Company;

     +    technological changes; and

     +    competition and competitive pressures on prices.

         The Company's ability to increase its design and manufacturing capacity to meet customer demand and maintain satisfactory delivery schedules represent important factors in its long-term prospects. Although the Company's product solutions are incorporated into a wide variety of communications, consumer, medical, office automation, and industrial products, a majority of its sales in 1998 were display modules for cellular products. A slowdown in demand for customer products, particularly cellular and office automation products that utilize the Company's products, as a result of economic or other conditions in the United States or worldwide markets served by the Company or other broad-based factors would adversely affect the Company's operating results.

CERTAIN CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF THE COMPANY'S SALES

         In the past few years, the Company has generated most of its revenue from sales to a few significant customers. Motorola, the Company's largest customer, accounted for 63.6 percent of the Company's revenue in 1998, 34.6 percent of revenue in 1997, and 65.1 percent of revenue in 1996. Devices used in cellular telephones accounted for substantially all of the Company's sales to Motorola in 1998. The Company anticipates that sales to Motorola in 1999 will reach or exceed 1998 levels, but believes that the percentage of its net revenue from sales to Motorola should decrease in 1999 as a result of increased sales to other customers. The Company's second largest customer is Hewlett-Packard, which accounted for 6.6 percent of the Company's revenue during 1998. This amount represents a significant reduction from sales to Hewlett-Packard that accounted for 32.0 percent of the Company's sales in 1997. See Item 1, "Business - Customers."

         Although the Company has begun to enter into more manufacturing contracts with its customers, the principal benefit of these contracts is to clarify order lead times, inventory risk allocation, and similar matters and not to provide firm, long-term volume purchase commitments. Customers generally do not provide firm long-term volume purchase commitments to the Company. Thus, customers can cancel purchase commitments and change or delay expected volume levels. The Company may be unable to replace canceled, delayed, or reduced commitments in a timely manner. The cancellation, delay, or reduction of customer commitments could result in the Company holding excess and obsolete inventory or having unfavorable manufacturing variances as a result of under-absorption. These risks are enhanced because of the large percentage of sales to customers in the retail electronics industry, which is subject to severe competitive pressures, rapid technological change, and obsolescence. The Company's operating results have been materially and adversely affected in the past as a result of the non-realization of anticipated orders and deferrals or cancellations of orders as a result of changes in customer requirements. For example, in 1998 the Company made two announcements that sales would not meet its expectations because of delays in customer programs. Cancelled, delayed, or reduced commitments from any of the Company's major customers, particularly Motorola, would have a material adverse effect on the Company's results of operations.

         A few of the Company's customers have inquired about "inventory hubbing" agreements, under which the Company would maintain stocks of finished goods at or near the customer's factory. Although the Company has not yet entered into such agreements, the use of such type of agreements for significant customers could result in higher inventory balances and excess inventory.

THE COMPANY FACES INTENSE COMPETITION

         The Company serves intensely competitive industries that are characterized by price erosion, rapid technological change, and foreign competition. The Company competes with major domestic and international companies. Most of the Company's competitors are located in Asia, and many have greater market recognition and substantially greater financial, technical, marketing, distribution, and other resources than the Company possesses. See
Item 1, "Business - Competition." Emerging companies also may increase their participation in the display module market. The Company currently competes principally on the basis of the technical innovation and performance of its display modules, including their ease of use and reliability, as well as on pricing and timely design, manufacturing, and delivery schedules. The Company's ability to compete successfully depends on a number of factors, both within and outside its control. These factors include the following:

     + the quality, performance, reliability, features, ease of use, pricing, and diversity of its product solutions;

     + foreign currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than the Company's products;

     +    the quality of its customer services;

     +    its ability to address the needs of its customers;

     + its success in designing and manufacturing new product solutions, including those implementing new technologies;

     + the availability of adequate sources of raw materials and other supplies at acceptable prices;

     +    its efficiency of production;

     + the rate at which customers incorporate the Company's display modules into their own products;

     +    product solution introductions by the Company's competitors;

     +    the number,  nature, and success of its competitors in a given market;
          and

     +    general market and economic conditions.

         The Company's competitive position could be adversely affected if one or more of its customers increase their own capacity and decide to design and manufacture their own display modules, to use standard devices, or to outsource with a competitor. The Company cannot provide assurance that it will continue to be able to compete successfully in the future.

THE COMPANY'S BUSINESS DEPENDS ON NEW PRODUCTS AND TECHNOLOGIES

         The Company operates in fast changing industries. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect the Company's operations unless it is able to adapt to the resulting changing conditions. As a result, the Company will be required to expend substantial funds for and commit significant resources to

     +    continuing research and development activities;

     +    engaging additional engineering and other technical personnel;

     +    purchasing advanced design, production, and test equipment; and

     +    enhancing design and manufacturing processes and techniques.

         The Company's future operating results will depend to a significant extent on its ability to continue to provide design and manufacturing services for new products that compare favorably on the basis of time to introduction, cost, and performance with the design and manufacturing capabilities of OEMs and other third-party suppliers. The success of new design and manufacturing services depends on various factors, including the following:

     +    proper customer selection;

     +    utilization of advances in technology;

     +    innovative development of new solutions for customer products;

     +    efficient and cost-effective services;

     +    timely completion and delivery of new product solutions; and

     +    market acceptance of customers' end products.

Because of the complexity of the Company's design and manufacturing services, the Company from time to time may experience delays in completing the design and manufacture of new product solutions. In addition, certain new product solutions may not receive or maintain customer or market acceptance. The Company's inability to design and manufacture solutions for its customers' new products on a timely and cost-effective basis would adversely affect its future operating results. See Item 1, "Business - Products and Services."

         Finally, circumstances outside of the Company's control may cause the loss of expected revenue even when the Company satisfactorily completes a design and manufacturing solution. For example, a customer may terminate or delay its own program for any number of reasons unrelated to the Company, including problems with other suppliers to the program or lack of market acceptance of the customer's product.

THE COMPANY FACES RISKS ASSOCIATED WITH RESEARCH AND DEVELOPMENT EFFORTS

         The Company currently is investing in research and development of several new technologies that it plans to introduce in the future. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturability as a result of technology problems, competitive cost issues, yield problems, and other factors. An investment of significant amounts of resources in one or more technologies that fail to achieve manufacturability could have a material adverse effect on the Company. In addition, even if a new technology proves to be manufacturable, the Company's customers and the customers' marketplaces may not accept the technology because of price or technology issues or because of unfavorable comparisons with products introduced by others. The Company will be required to make significant expenditures, including development expenses and various capital expenditures and investments, for these new technologies. For example, the Company estimates that its initial capital expenditures for LCoS(TM) microdisplays will be approximately $3.0 million to $4.0 million. The Company also made an equity investment of $3.3 million in Siliscape, Inc. during 1998 for the purposes of further developing the LCoS(TM) microdisplay product. Significant investments in one or more of the new technologies, especially LCoS(TM) microdisplays, that ultimately prove to be unsuccessful for any reason could have a material adverse impact on the Company. In addition, if Siliscape were to encounter technological or financial difficulties, the value of the Company's investment in that company could decline, in which case the Company would have to write down all or a portion of its investment and report a loss equal to such write-down.

THE COMPANY FACES RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

         GENERAL. The Company currently has substantial manufacturing operations located in the Philippines, China, and the United States. The Company also maintains a sales office and distribution warehouse in Europe. The geographical distances between Asia, Europe, and North America create a number of logistical and communications challenges. Because of the location of manufacturing facilities in a number of countries, the Company may be affected by economic and political conditions in those countries, including the following:

     +    management of a multi-national organization;

     + compliance with local laws and regulatory requirements as well as changes in such laws and requirements;

     +    employment and severance issues;

     +    overlap of tax issues;

     +    fluctuations in the value of currency;

     +    tariffs and duties;

     +    possible employee turnover or labor unrest;

     +    lack of developed infrastructure;

     +    longer payment cycles;

     +    greater difficulty in collecting accounts receivable;

     +    the burdens and costs of  compliance  with a variety of foreign  laws;
          and

     +    political or economic instability in certain parts of the world.

Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on the Company, its results of operations, prospects, and ability to service debt. The Company's operating results also could be adversely affected if its host countries were to reverse the current policies encouraging foreign investment or foreign trade. In addition, U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations, affect the attractiveness of the Company's services to its U.S. customers. In particular, the

Company's operations and assets are subject to significant political, economic, legal, and other uncertainties in the Philippines and China.

         MANUFACTURING OPERATIONS IN THE PHILIPPINES. The Company has maintained its primary manufacturing facility in Manila, the Philippines since 1986. TEAM, a third-party subcontractor, owns the facility, which is located on land it leases from the Philippine government. TEAM operates the facility under the Sub-Assembly Agreement and the Lease Agreement, utilizing equipment, processes, and documentation owned by the Company and supervisory personnel employed by the Company. TEAM provides direct-level production personnel under the Sub-Assembly Agreement and leases space to the Company under the Lease Agreement. TEAM also utilizes additional space in the facility to produce products for other entities unrelated to the Company. The Sub-Assembly Agreement and the Lease Agreement have current terms extending through December 31, 1999 and are renewable from year to year thereafter. The Company has made advance payments to TEAM since 1994 for a variety of reasons, including to assist it in meeting its working capital needs while it negotiates new financing arrangements for generators and equipment needed for building improvements. The outstanding advances to TEAM at December 31, 1998 totaled approximately $205,000.

         The Company has made cumulative capital investments in the Philippines amounting to approximately $12.0 million through December 31, 1998. The Company's reliance on personnel and facilities in the Philippines and its maintenance of inventories abroad expose the Company to certain economic and political risks, including the following:

     +    the business and financial condition of the subcontractor;

     +    political instability and expropriation;

     +    supply disruption;

     +    currency controls and exchange fluctuations; and

     +    changes in tax laws, tariffs, and freight rates.

The Company has not experienced any significant interruptions in its business operations in the Philippines to date despite the fact that the Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. The Company believes that its manufacturing operations in the Philippines constitute one of the Company's most important resources, and that it would be difficult to replace the low-cost, high-performance facility or the high-quality, hard-working production staff if its manufacturing operations in the Philippines were disrupted or terminated. As a result, any disruption or termination of operations in the Philippines or air transportation with the Philippines even for a relatively short period of time, would adversely effect the Company's operations. See Item 1, "Business - Manufacturing Facilities."

         MANUFACTURING OPERATIONS IN CHINA. The Company commenced manufacturing operations in China during 1998. The China facility is a high-volume LCD module manufacturing facility similar to the Company's facility in Manila. The Company initially leased a facility in Beijing on a temporary basis and commenced manufacturing in that temporary facility in the third quarter of 1998. The Company has begun construction of its own facility in Beijing and expects to move into that new facility in mid-1999. The Company expects that the initial cost of equipping and constructing the permanent China facility will be approximately $10.0 million. The Company's lease of its temporary facility expires in 1999. Therefore, any significant delay in the construction of the permanent facility could result in the temporary suspension of the China manufacturing operations. Construction delays for a variety of reasons are not unusual in China. Any such suspension could adversely affect the Company's operations. For further discussions on the Company's operations in China, see
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Item 1, "Business - Manufacturing Facilities."

         The Company's operations and assets will be subject to significant political, economic, legal and other uncertainties in China. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The

Chinese government may not continue to pursue such policies. In addition, such policies may not be successful if pursued or the Chinese government may significantly alter the policies from time to time. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of such laws may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. The Company also could be adversely affected by a number of other factors, including the following:

     +    the imposition of austerity measures intended to reduce inflation;

     + inadequate development or maintenance of infrastructure, including the unavailability of adequate power and water supplies, transportation, raw materials, and parts; or

     +    a  deterioration  of  the  general   political,   economic  or  social
          environment in China.

         In addition, China currently enjoys "most favored nation" ("MFN") status granted by the U.S. government, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of MFN trading status for China. The Company cannot provide assurance that the United States will renew China's MFN status in future years. The failure or refusal of the U.S. government to renew China's MFN status could adversely affect the Company by increasing the cost to U.S. customers of products manufactured by the Company in China.

THE COMPANY FACES RISKS ASSOCIATED WITH INTERNATIONAL TRADE AND CURRENCY
EXCHANGE

         International sales represented approximately 42 percent of the Company's net sales in 1998. Sales in foreign markets, primarily Europe and China, to OEMs based in the United States accounted for almost all of the Company's international sales in 1998. In 1999, the Company expects sales to OEMs based in Europe and China to increase. Political and economic conditions abroad may adversely affect the foreign manufacture and sale of products. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect the Company's ability to manufacture or sell devices in foreign markets and to purchase materials or equipment from foreign suppliers.

         While the Company transacts business predominantly in U.S. dollars and bills and collects most of its sales in U.S. dollars, the Company collects a portion of its revenue in non-U.S. currencies, such as the Chinese renminbi ("RMB"). In the future, customers increasingly may make payments in non-U.S. currencies, such as the newly created Euro. In addition, the Company accounts for a portion of its costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine pesos ("PhP"), British pounds sterling, and Chinese RMB. For example, the Company's Sub-Assembly Agreement with TEAM is based on a fixed conversion rate, which exposes the Company to exchange rate fluctuations with the Philippine peso.

         Historically, fluctuations in foreign currency exchange rates have not resulted in significant exchange losses to the Company. Changes in the relation of these and other currencies to the U.S. dollar, however, could affect the Company's cost of goods sold and operating margins and could result in exchange losses. In addition, currency devaluation can result in a reportable loss to the Company if the Company holds deposits of that currency. The Company cannot predict the impact of future exchange rate fluctuations on its results of operations. In late 1997, the Philippine peso suffered a major devaluation from its historic levels of around $1.00 to PhP 25 down to as much as $1.00 to PhP
49. Over the last five years, the Chinese RMB has experienced significant devaluation against most major currencies. The establishment of the current exchange rate system as of January 1, 1994 produced a significant devaluation of the RMB from $1.00 to RMB 5.7 to approximately $1.00 to RMB 8.7. The rates at which exchanges of RMB into U.S. dollars may take place in the future may vary, and any material increase in the value of the RMB relative to the U.S. dollar would increase the Company's costs and expenses and therefore would have a material adverse effect on the Company. In addition, any decrease in the value of the RMB may adversely affect the Company's operations if there are U.S. dollar-denominated intercompany loans from the Company to its subsidiary or if the Company has substantial RMB deposits or receivables. Hedging RMB is difficult because the currency is not freely traded.

         In January 1999, a new currency called the "Euro" was introduced in certain Economic and Monetary Union ("EMU") countries in Europe. All EMU countries are expected to be operating with the Euro as their single currency by 2002. Although a significant amount of uncertainty exists as to the effect the Euro currency will have on the marketplace generally, the Company currently does not believe that introduction of the Euro will create a material adverse effect on the Company's business or operating results. The Company intends to monitor the impact, if any, of the introduction of the Euro currency on the Company's internal systems and the sale of its products and will take appropriate actions to address those issues if required. The Company cannot predict the impact, if any, of the introduction of the Euro on its business, financial condition, or results of operations.

THE COMPANY MUST MAINTAIN SATISFACTORY MANUFACTURING YIELDS AND CAPACITY

         The design and manufacture of LCDs and display modules are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of the design and production personnel and equipment. As is typical in the industry, the Company from time to time has experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. This may be particularly true as the Company continues to ramp up its high-volume LCD line to greater production levels in 1999 and begins to manufacture LCoS(TM) microdisplays. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Additionally, as the sophistication of display modules increases, so does the level of complexity in the required manufacturing processes. The Company continually reviews its processes in an effort to increase its manufacturing productivity, achieve higher manufacturing yields, and reduce design and manufacturing errors. In addition, the Company reviews ongoing procedures regularly to maintain its ability to meet delivery schedules to satisfy increased business. The Company's inability to maintain high levels of productivity or satisfactory delivery schedules in its manufacturing plants in the Philippines or China, or at its Arizona high-volume LCD line would adversely affect the Company's operating results.

         Manufacturing yields and delivery schedules also may be affected as the Company ramps up its manufacturing capabilities in China and moves into its new facility in 1999. Other companies in the industry have experienced difficulty in expanding or relocating manufacturing output and capacity, resulting in reduced yields or delays in product deliveries. The Company could experience similar manufacturing yield or delivery problems. Any such problems could adversely affect the Company's operating results. See Item 1, "Business - Manufacturing Facilities."

VARIABILITY OF CUSTOMER REQUIREMENTS MAY AFFECT OPERATING RESULTS

         Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to ever-shorter lead times. The Company generally does not obtain long-term purchase orders, but instead works with its customers to anticipate the volume of future orders. Based upon its estimates of anticipated future orders, the Company must procure components and determine the levels of business that it will seek and accept, production schedules, personnel needs, and other resource requirements, in each case without the benefit of long-term purchase commitments. A variety of conditions, both specific to the individual customer and generally affecting the industry, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect the Company, its results of operations, prospects, and ability to service its debt. On occasion, customers may require rapid increases in production, which can strain the Company's resources and reduce margins. Although the Company has increased its manufacturing capacity, the Company may lack sufficient capacity at any given time to meet its customers' demands if such demands exceed anticipated levels.

         In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may contribute in the future, to significant periodic and quarterly fluctuations in the Company's results of operations. These factors include, among other things, the following:

     +    the timing of orders;

     +    the volume of orders relative to the Company's capacity;

     + customers' announcements, product introductions, and market acceptance of new products or new generations of products;

     +    evolution in the life cycles of customers' products;

     +    timing of expenditures in anticipation of future orders;

     +    effectiveness in managing manufacturing processes;

     +    changes in cost and availability of labor and components;

     +    product mix;

     +    pricing and availability of competitive products and services; and

     +    changes or anticipated changes in economic conditions.

         The Company uses existing design programs to gauge the expected future volume of business. Completion of a particular design, however, depends on a variety of factors, including the customer's changing needs, and not every design is successful in meeting those needs.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. Material components of some of the Company's major programs from time to time have been subject to allocation because of shortages by vendors and continued or increased shortages could have a material adverse effect on the Company in the future. In addition, the Company purchases many product components from vendors in Asian countries. Economic instability in certain Asian countries could cause supply problems with respect to these components.

THE COMPANY MUST EFFECTIVELY UTILIZE ITS ARIZONA FACILITY

         The Company has made substantial expenditures in constructing its facility in Tempe, Arizona, and equipping the facility with a high-volume LCD manufacturing line. The Company placed the high-volume line in service in 1996, although the Company continued to commit a significant amount of time and resources in 1996 and 1997 to the development of manufacturing processes on the line. The Company utilizes the high-volume line to produce a substantial portion of its own requirements for LCD glass.

         The successful utilization of the LCD glass line requires the Company to (i) produce LCD glass on a timely and cost-effective basis at quality levels at least equal to the LCD glass available from independent suppliers and (ii) utilize the LCD glass it produces in devices it designs and manufactures in a manner satisfactory to its customers. The Company experienced some delays in fully implementing its LCD glass manufacturing operations in 1996. The Company could experience problems or delays in the future in conducting its LCD glass manufacturing operations. Any such problems could result in the lengthening of the Company's delivery schedules, reductions in the quality or performance of the Company's design and manufacturing services, and reduced customer satisfaction. Such problems also could require the Company to purchase its LCD glass requirements from third parties and could delay the Company's ability to recover its investment in the high-volume LCD line.

         In addition, the Company added additional equipment to the LCD glass line in 1998 to enhance its ability to manufacture LCoS(TM) microdisplays. See
Item 1, "Business - Research and Development." Manufacturing a LCoS(TM) microdisplay is a significantly different procedure than manufacturing a typical liquid crystal display. The manufacturing of microdisplays will require the Company to overcome challenges, including the following:

     +    the use of a new material (silicon);

     + the modification of equipment and processes to accommodate the miniature size of the product;

     +    the implementation of new scribing and breaking techniques;

     +    the incorporation of new handling procedures;

     +    the maintenance of cleaner manufacturing environments; and

     +    the ability to master tighter tolerances in the manufacturing process.

Utilization of the LCD line for microdisplays also will require higher yields because of the significant cost of the silicon backplane. The Company could experience significant problems in starting up volume production of LCoS(TM) microdisplays. Any such problems could result in the delay of the full implementation of high-volume LCoS(TM) microdisplay production. In addition, lower-than-expected yields could significantly and adversely effect the Company because of the relative high cost of the silicon backplane.

THE COMPANY MUST EFFECTIVELY MANAGE ITS GROWTH

         The failure of the Company to manage its growth effectively could adversely affect its operations. The Company's revenue increased substantially during the period from 1993 through 1995, but declined significantly in 1996 as a result of the discontinuation of a few significant programs by its major customer. During 1997 and 1998, the Company increased the number of its manufacturing and design programs and plans to further expand the number and diversity of its programs in the future. The Company's ability to manage its planned growth effectively will require it to

     +    enhance its operational, financial, and management systems;

     +    expand its facilities and equipment; and

     + successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate its new production facility in China.

         As the Company expands and diversifies its product and customer base, it may be required to further increase its overhead and selling expenses. The Company also may be required to increase staffing and other expenses as well as its expenditures on capital equipment and leasehold improvements in order to meet the anticipated demand of its customers. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect the Company's profitability. For example, the Company substantially increased its manufacturing capacity in 1998 by starting up manufacturing operations in Beijing, China. Customers also may require rapid increases in design and production services that place an excessive short-term burden on the Company's resources.

THE COMPANY DEPENDS ON KEY PERSONNEL

         The Company's development and operations depend substantially on the efforts and abilities of its senior management and technical personnel, including David R. Buchanan, who has served as the Chairman of the Board since 1986 and served as President and Chief Executive Officer ("CEO") of the Company from 1987 to mid-1998. When Mr. Buchanan's successor resigned in January 1999, Mr. Buchanan reassumed his duties as President and CEO on an interim basis until the Company retains a replacement CEO. Mr. Buchanan has announced his intention to retire from the Board of Directors upon the hiring of a new President and CEO.

         The competition for qualified management and technical personnel is intense. The loss of services of one or more of its key employees or the inability to add key personnel (including those required for its LCD glass production facility) could have a material adverse effect on the Company. See
Item 1, "Business - Executive Officers." The Company does not have any fixed-term agreements with, or key person life insurance covering, any officer or employee. The Company, however, maintains non-competition and nondisclosure agreements with its key personnel.

THE COMPANY MUST PROTECT ITS INTELLECTUAL PROPERTY

         The Company relies on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect its intellectual property. The Company seeks to protect certain of its technology under trade secret laws, which afford only limited protection. The Company faces risks associated with its intellectual property, including the following:

     +    pending patent applications may not be issued;

     + intellectual property laws may not protect the Company's intellectual property rights;

     + third parties may challenge, invalidate, or circumvent any patent issued to the Company;

     + rights granted under patents issued to the Company may not provide competitive advantages to the Company;

     + despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary;

     + others may independently develop similar technology or design around any patents issued to the Company; and

     +    effective protection of intellectual property rights may be limited or
          unavailable  in  certain  foreign   countries  in  which  the  Company
          operates, such as China.

         Third parties in the future may claim that the Company is infringing certain patents or other intellectual property rights, although there are no such pending lawsuits against the Company or unresolved notices that it is infringing intellectual property rights of others. In the event that a third party alleges that the Company is infringing its rights, the Company may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against the Company. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of such claims could materially and adversely affect the Company, its results of operations, prospects, or ability to service its debt.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK MAY BE VOLATILE

         The market price of the Company's Common Stock increased dramatically during the three-year period ended December 31, 1994, but declined significantly during 1995 and 1996. The stock price increased again during 1997, but declined significantly in 1998. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters." The trading price of the Company's Common Stock in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

     +    quarterly variations in operating results of the Company;

     + actual or anticipated announcements of technical innovations or new product developments by the Company or its competitors;

     +    changes in analysts' estimates of the Company's financial performance;

     +    general conditions in the electronics industry; and

     +    worldwide economic and financial conditions.

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

THE COMPANY MAY BE SUBJECT TO SHORTAGES OF RAW MATERIALS AND SUPPLIES

         The principal raw materials used in producing the Company's product solutions consist of LCD glass, driver die, circuit boards, molded plastic parts, lead frames, wire, chips, and packaging materials. The Company purchases most of these materials from Asian sources. The Company does not have long-term contracts with its suppliers. During 1998, the Company occasionally was required to delay sales because it was unable to complete timely deliveries of certain products as a result of the unavailability of certain raw materials, including LCD polarizers and drivers.

         Because the Company obtains many materials from foreign suppliers, the Company may be subject to certain risks, including supply interruptions and currency fluctuations. Purchasers of these materials, including the Company, from time to time experience difficulty in obtaining such materials.

THE ELECTRONICS INDUSTRY IS CYCLICAL

         The electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. In addition, the electronics industry is cyclical in nature. The Company has sought to reduce its exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding segments of the electronics industry. However, the Company may experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

THE COMPANY MUST FINANCE THE GROWTH OF ITS BUSINESS AND THE DEVELOPMENT OF NEW PRODUCTS

         To remain competitive, the Company must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, the failure of the Company to sufficiently increase its net sales to offset these increased costs will adversely affect the Company's operating results.

         The Company from time to time may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand the Company's design and production facilities and equipment. The Company cannot predict the timing and amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or to develop new customers at the rate desired and its operating results may be adversely affected. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

THE COMPANY IS SUBJECT TO ENVIRONMENTAL REGULATIONS

         The operations of the Company result in the creation of small amounts of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The Company, therefore, is subject to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in its design and manufacturing processes. The amount of hazardous waste produced by the Company may increase in the future depending on changes in the Company's operations. The failure of the Company to comply with present or future environmental regulations could result in the imposition of fines, suspension of production, or a cessation of operations. Compliance with such regulations could require the Company to acquire costly equipment or to incur other significant expenses. Any failure by the Company to control the use, or adequately restrict the discharge, of hazardous substances could subject it to future liabilities. For example, the Company has removed contamination from and continues to conduct periodic chemical monitoring at the Company's former Connecticut property. Other environmental problems may be discovered in the future, which could subject the Company to future costs or liabilities.

CHANGE IN CONTROL PROVISIONS

         The Company's Restated Certificate of Incorporation (the "Restated Certificate") and the Delaware General Corporation Law (the "Delaware GCL") contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of stockholders. The Restated Certificate also authorizes the Board of Directors, without stockholder approval, to issue one or more series of Preferred Stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. The Delaware GCL also imposes conditions on certain business combination transactions with "interested stockholders" (as defined therein).

YEAR 2000 COMPLIANCE

         Many existing computer programs and databases use only two digits to identify a year in the date field (I.E., 99 would represent 1999). These programs and databases were designed and developed without considering the impact of the upcoming millennium. Consequently, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or create erroneous results in 2000. Failure in the Company's systems, or in the systems of its vendors or customers, could cause significant adverse effects to the Company. For a full discussion of those potential effects, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance Disclosure."

RIGHTS TO ACQUIRE SHARES

         At December 31, 1998, an aggregate of 695,800 shares of common stock were reserved for issuance upon exercise of options previously granted under the Company's stock option plans. The weighted average exercise price of those options is $12.14 per share. During the terms of such options, the holders thereof will have an opportunity to profit from an increase in the market price of Common Stock with resulting dilution in the interests of holders of Common Stock. The existence of such stock options may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options.

REPURCHASES OF COMMON STOCK

         In August 1996, the Board of Directors authorized the repurchase from time to time of up to 1,000,000 shares of the Company's Common Stock on the open market or in negotiated transactions, depending on market conditions and other factors. In October 1998, the Board of Directors further extended and revised the repurchase program to authorize the repurchase of up to $10 million of the Company's stock. As of December 31, 1998, the Company had purchased 969,794 shares of the Company's Common Stock at a total purchase price of $8.3 million. The repurchase of shares by the Company significantly reduced the Company's capital. In addition, the Company has obtained long-term financing for such repurchases, which increases the liabilities of the Company. The reduction in capital or increase in liabilities could adversely affect the Company's ability to expand its business or commit resources to needed expenditures. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." A significant reduction in the number of shares outstanding on the open market also could increase the volatility of the stock as a result of the reduced supply of available shares on the open market.

SHARES ELIGIBLE FOR FUTURE SALE; POTENTIAL DEPRESSIVE EFFECT ON STOCK PRICE

         Currently, Rule 144 under the securities laws provides that each person who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company or an affiliate of the Company may, every three months, sell in ordinary brokerage transactions or to market makers an amount of shares equal to the greater of one percent of the Company's then-outstanding Common Stock or the average weekly trading volume for the four weeks prior to the proposed sale of such shares. An aggregate of 960,492 shares of Common Stock held by all the executive officers and directors of the Company currently are available for sale under Rule 144. Sales of substantial amounts of Common Stock by the stockholders of the Company, or even the potential for such sales, may have a depressive effect on the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

THE COMPANY DOES NOT PAY CASH DIVIDENDS

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay cash dividends in the near term. Instead, the Company intends to apply any earnings to the expansion and development of its business. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements and information contained in this Report concerning future, proposed, and anticipated activities of the Company; certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the electronics industry in general; and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined under applicable securities laws. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under this Item 1, "Business - Special Considerations."

ITEM 2. PROPERTIES

         The Company occupies a 97,000 square foot facility in Tempe, Arizona, which houses its United States-based manufacturing operations; its research, development, engineering, design, and corporate functions; and the largest fully automated LCD glass manufacturing operations in North America. The Company entered into a ground lease through December 31, 2069, subject to renewal and purchase options as well as early termination provisions. Costs to construct, furnish, and equip the new facility were approximately $24.0 million.

         The Company leases approximately 3,500 square feet of office space in Swindon, United Kingdom, where it maintains its European administrative and executive offices.

         The Company leases approximately 60,000 square feet of manufacturing space in Manila, the Philippines. Approximately 40,000 square feet is subject to a lease that expires on December 31, 1999, and the remaining 20,000 square feet is subject to a lease that expires on March 31, 1999, and is renewable from year to year thereafter.

         The Company currently leases approximately 27,000 square feet of manufacturing space in Beijing, China, which includes 4,200 square feet of office space. The lease will expire on July 25, 1999. The Company is constructing a permanent manufacturing facility in Beijing, China near the existing leased facility. The permanent facility will occupy 46,000 square feet, of which 29,000 square feet will be manufacturing space, and is being constructed on property that the Company has purchased on a long-term land use contract. The Company expects the cost to construct the facility will be approximately $5.3 million. The Company currently anticipates the facility will be completed in mid-1999.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company is a party or to which any of its properties are subject, other than routine litigation incident to the Company's business that is covered by insurance or an indemnity or that are not expected to have a material adverse effect on the Company. It is possible, however, that the Company could incur claims for which it is not insured or that exceed the amount of its insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") under the symbol "TFS" since December 29, 1994. The Company's Common Stock was listed on the American Stock Exchange ("AMEX") from January 28, 1993 through December 28, 1994. The Company's Common Stock was listed on the AMEX Emerging Company Marketplace from March 18, 1992 until January 27, 1993, and on the Nasdaq National Market system from May 1, 1990 until March 17, 1992. The following table sets forth the quarterly high and low prices of the Company's Common Stock for the periods indicated.

                                                             High         Low
                                                             ----         ---
1996:
First Quarter............................................   $21 7/8     $11 5/8
Second Quarter...........................................    14 1/8       9 1/8
Third Quarter............................................    13           8 3/4
Fourth Quarter...........................................    14          10 5/8

1997:
First Quarter............................................   $16 1/4     $12 1/4
Second Quarter...........................................    16          11 5/8
Third Quarter............................................    26 7/8      14 1/4
Fourth Quarter...........................................    26 1/2      16 1/4

1998:
First Quarter............................................   $23 1/16    $17 3/4
Second Quarter...........................................    20 3/8      14 7/8
Third Quarter............................................    18 3/16      7 1/16
Fourth Quarter...........................................    13 7/8       6 1/2

1999:
First Quarter (through March 8, 1999)....................   $16         $11 1/8

         As of March 8, 1999, there were approximately 1,100 holders of record and approximately 6,000 beneficial owners of the Company's Common Stock. The closing sale price of the Company's Common Stock on the NYSE on March 8, 1999 was $11.25 per share.

         The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has not paid dividends on its Common Stock and does not anticipate that it will do so in the near term. Furthermore, the Company's line of credit with Imperial Bank Arizona ("Imperial Bank") does not permit the payment of dividends without the consent of Imperial Bank. The payment of dividends in the future will depend on the Company's growth, profitability, financial condition, and other factors that the directors may deem relevant.

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

                                              1998        1997        1996        1995        1994
                                            --------    --------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ................................  $ 95,047    $ 84,642    $ 60,713    $ 91,585    $ 85,477
                                            --------    --------    --------    --------    --------
Costs and expenses:
  Cost of sales ..........................    76,149      64,760      58,321      70,481      59,409
  Selling, general, and administrative ...     7,334       6,557       5,351       5,386       4,867
  Research and development ...............     7,159       5,106       4,065       2,396       1,270
                                            --------    --------    --------    --------    --------
                                              90,642      76,423      67,737      78,263      65,546
                                            --------    --------    --------    --------    --------
Operating income (loss) ..................     4,405       8,219      (7,024)     13,322      19,931
                                            --------    --------    --------    --------    --------
Other income (expense):
  Interest, net ..........................        75         548         412         765         859
  Other, net .............................      (117)       (190)       (139)       (122)       (135)
                                            --------    --------    --------    --------    --------
                                                 (42)        358         273         643         724
                                            --------    --------    --------    --------    --------
Income (loss) before provision for
  (benefit from) income taxes ............     4,363       8,577      (6,751)     13,965      20,655
Provision for (benefit from) income taxes      1,773       3,334      (2,920)      5,548       8,109
                                            --------    --------    --------    --------    --------
Net income (loss) ........................  $  2,590    $  5,243    $ (3,831)   $  8,417    $ 12,546
                                            ========    ========    ========    ========    ========
Earnings (loss) per common share:
  Basic ..................................  $   0.34    $   0.67    $  (0.49)   $   1.09    $   1.88
                                            ========    ========    ========    ========    ========
  Diluted ................................  $   0.33    $   0.65    $  (0.49)   $   1.04    $   1.59
                                            ========    ========    ========    ========    ========
Weighted average number of common shares:
  Basic ..................................     7,639       7,854       7,768       7,716       6,666
                                            ========    ========    ========    ========    ========
  Diluted ................................     7,802       8,090       7,768       8,084       7,890
                                            ========    ========    ========    ========    ========
CONSOLIDATED BALANCE SHEET DATA
  (AT END OF PERIOD):

Working capital ..........................  $ 24,825    $ 29,113    $ 21,513    $ 22,400    $ 37,638
Total assets .............................    77,904      72,835      62,569      63,780      56,280
Notes payable to banks and long-term debt      8,095          --          --       3,000         182
Stockholders' equity .....................    51,096      56,525      51,184      55,224      46,561

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

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                        1998     1997     1996
                                                       -----    -----    -----

Net sales ..........................................   100.0%   100.0%   100.0%
                                                       -----    -----    -----
Costs and expenses:
  Cost of sales ....................................    80.1     76.5     96.1
  Selling, general, and administrative .............     7.7      7.8      8.8
  Research and development .........................     7.6      6.0      6.7
                                                       -----    -----    -----
                                                        95.4     90.3    111.6
Operating income (loss) ............................     4.6      9.7    (11.6)
Other income .......................................      --      0.4      0.5
                                                       -----    -----    -----
Income (loss) before provision for
  (benefit from) income taxes ......................     4.6     10.1    (11.1)
Provision for (benefit from) income taxes ..........     1.9      3.9     (4.8)
                                                       -----    -----    -----
Net income (loss) ..................................     2.7%     6.2%    (6.3)%
                                                       =====    =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31,1997

         Net sales were $95.0 million for 1998, an increase of 12.3 percent compared with net sales of $84.6 million for 1997. The sales increase was as a result of several new programs in 1998 for a variety of customers, including a major communications customer. In 1998, the Company's largest customer accounted for net sales of $60.5 million compared with net sales of $29.2 million to that customer in 1997, for an overall increase of 107.2 percent. The Company's major customer accounted for approximately 63.6 percent of net sales for 1998 compared with approximately 34.6 percent for 1997. No other customer accounted for greater than 10 percent of sales in 1998.

         Cost of sales, as a percentage of net sales, increased to 80.1 percent for 1998 as compared with 76.5 percent for 1997. The corresponding decrease in the gross margin was the result of a number of factors, including manufacturing variances occurring as a result of the start-up of the new manufacturing facility in Beijing, some unfavorable yields occurring on the start-up of several new programs, and increased pricing pressure from customers and competitors, partially as a result of the Asian economic crisis.

         Selling, general, and administrative expense was $7.3 million for 1998, as compared with $6.6 million in 1997. Selling, general, and administrative expense increased in absolute terms as a result of increased selling expenses and the addition of administrative personnel. As a result of increased revenue in 1998, however, selling, general, and administrative expense declined to 7.7 percent of net sales from 7.8 percent of net sales in 1997.

         Research and development expense totaled $7.2 million, or 7.6 percent of net sales for 1998, as compared with $5.1 million, or 6.0 percent of net sales, for 1997. Research and development expense consists principally of salaries and benefits to scientists and other personnel; related facilities costs, including certain expenses associated with the development of new processes on the LCD line in Tempe, Arizona; and various expenses for projects. Research and development expense has increased as the Company has invested in new technologies and manufacturing processes, developed new potential products, continued its in-house process development efforts related to the high-volume manufacturing LCD line, and developed application specific integrated circuits ("ASICs") for its new display technologies. The Company believes that continued investments in research and development relating to manufacturing processes and new display technology are necessary to remain competitive in the marketplace, as well as to provide opportunities for growth.

         Interest income (net) for 1998 was $75,000, down from $548,000 for 1997. The decrease in interest income was the result of investing lower average cash balances during the year as well as increased interest expense as a result of increased debt. Other expenses (net) decreased to $117,000 for 1998 from $190,000 for 1997. The decrease was primarily attributed to reduced foreign exchange losses.

         The Company recorded a provision for income taxes of $1.8 million for 1998, as compared with a provision for income taxes of $3.3 million for 1997. The overall tax rate for the Company for 1998 was 40.6 percent as compared with
38.9 percent for 1997. The increased tax rate is primarily as a result of the Company having incurred losses in China, which is a low tax rate jurisdiction. In such instance, the Company does not obtain a tax benefit for the losses equal to its tax rate elsewhere in the world. The Company expects that the tax rate for 1999 will approximate 40.0 percent.

         For 1998, the Company reported net income of $2.6 million, or $0.33 per share (diluted), as compared with net income of $5.2 million, or $0.65 per share (diluted), for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31,1996

         Net sales were $84.6 million for 1997, an increase of 39.4 percent compared with net sales of $60.7 million for 1996. The sales increase was as a result of several new programs in 1997 for a variety of customers, including a major office automation customer. In 1997, the Company's largest customer accounted for net sales of $29.2 million compared with net sales of $39.5 million to that customer in 1996, for an overall decrease of 26.1 percent. The Company's major customer accounted for approximately 34.6 percent of net sales for 1997 compared with approximately 65.1 percent for 1996. One other customer accounted for $27.1 million, or 32.0 percent of the net sales, in 1997.

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

         Selling, general, and administrative expense was $6.6 million for 1997, as compared with $5.4 million in 1996. Selling, general and administrative expenses increased in absolute terms as a result of increased selling expenses and the addition of administrative personnel. As a result of increased revenue in 1997, however, selling, general, and administrative expense declined to 7.8 percent of net sales from 8.8 percent of net sales in 1996.

         Research and development expense totaled $5.1 million, or 6.0 percent of net sales, for 1997 as compared with $4.1 million, or 6.7 percent of net sales, for 1996. Research and development expense consists principally of salaries and benefits to scientists and other personnel, related facilities costs, including certain expenses associated with the development of new processes on the LCD line in Tempe, Arizona, and various expenses for projects. Research and development expense increased in 1997 as the Company invested in new technologies and manufacturing processes, developed new potential products, and continued its in-house process development efforts related to the high-volume manufacturing LCD line.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table presents unaudited consolidated financial results for each of the eight quarters in the period ended December 31, 1998. The Company believes that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                            QUARTERS ENDED
                                -----------------------------------------------------------------------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               1998                                  1997
                                ----------------------------------   ----------------------------------
                                 MAR 31   JUN 30   SEP 30   DEC 31    MAR 31   JUN 30   SEP 30   DEC 31
                                -------  -------  -------  -------   -------  -------  -------  -------
Net sales ....................  $18,479  $22,682  $24,572  $29,314   $16,129  $18,737  $24,074  $25,702
Cost and expenses:
  Cost of sales ..............   13,687   17,095   22,243   23,124    12,488   14,377   18,511   19,384
  Selling, general, and
  administrative .............    1,619    1,815    1,721    2,179     1,466    1,479    1,822    1,790
  Research and development ...    1,689    1,904    1,250    2,316     1,130    1,315    1,314    1,347
                                -------  -------  -------  -------   -------  -------  -------  -------
                                 16,995   20,814   25,214   27,619    15,084   17,171   21,647   22,521
                                -------  -------  -------  -------   -------  -------  -------  -------
Operating income (loss) ......    1,484    1,868     (642)   1,695     1,045    1,566    2,427    3,181
Other income (expense):
  Interest, net ..............      192      130       (4)    (243)      157      154      152       85
  Other, net .................      (17)      (6)     (48)     (46)      (12)      (7)     (41)    (130)
                                -------  -------  -------  -------   -------  -------  -------  -------
Income (loss) before provision
  for (benefit from) income
  taxes ......................    1,659    1,992     (694)   1,406     1,190    1,713    2,538    3,136
Provision for (benefit from)
  income taxes ...............      664      869     (291)     531       389      685    1,010    1,250
                                -------  -------  -------  -------   -------  -------  -------  -------
Net income (loss) ............  $   995  $ 1,123  $  (403) $   875   $   801  $ 1,028  $ 1,528  $ 1,886
                                =======  =======  =======  =======   =======  =======  =======  =======
Earnings (loss) per common
  share:
    Basic ....................  $  0.13  $  0.14  $ (0.05) $  0.12   $  0.10  $  0.13  $  0.19  $  0.24
                                -------  -------  -------  -------   -------  -------  -------  -------
    Diluted ..................  $  0.12  $  0.14  $ (0.05) $  0.12   $  0.10  $  0.13  $  0.19  $  0.23
                                -------  -------  -------  -------   -------  -------  -------  -------
Weighted average number of
  common shares:
    Basic ....................    7,907    7,918    7,656    7,081     7,759    7,855    7,874    7,900
                                =======  =======  =======  =======   =======  =======  =======  =======
    Diluted ..................    8,165    8,128    7,656    7,146     8,048    8,071    8,181    8,168
                                =======  =======  =======  =======   =======  =======  =======  =======

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company had net cash outflow from operations of $62,000, as compared with positive cash inflow of $6.8 million during 1997. The decrease in cash flow from operations was primarily due to the increase in accounts receivable, the increase in inventory, and the decreased provision for inventory valuation reserves. The increase in accounts receivable occurred primarily as a result of the increased sales activity in 1998 and the increase in inventory occurred primarily as a result of a build-up for anticipated sales in the first quarter of 1999. Depreciation expense in 1998 was $4.7 million versus $4.1 million in 1997. This increase was primarily as a result of an increased number of starts on the LCD manufacturing line in Tempe, Arizona. The high-volume LCD line is depreciated on a units of production method based on units started. The Company anticipates that depreciation will continue to rise in 1999 as a result of additional capital expenditures in 1999, including the new building and equipment for the manufacturing facility in China, the installation of additional equipment in its Manila manufacturing location, and the installation of additional equipment in Tempe, Arizona to manufacture LCoS(TM) microdisplays.

         The Company's working capital was $24.8 million at December 31, 1998, down from $29.1 million at December 31, 1997. The Company's current ratio at December 31, 1998 was 2.5-to-1 as compared with a current ratio of 3.1-to-1 at December 31, 1997. Including its cash and loan commitments, the Company had nearly $22.0 million in readily available funds on December 31, 1998.

         In November 1998, the Company entered into a new $25.0 million secured revolving line of credit with Imperial Bank and the National Bank of Canada. The new credit facility matures in May 2000 and consists of a $15.0 million revolving line of credit, which will be available for general corporate purposes (the "General Facility"), and a $10.0 million long-term loan, which will provide available funds to repurchase the Company's stock (the "Repurchase Facility"). At December 31, 1998, $8.1 million of borrowings were outstanding under the Repurchase Facility. Advances under the loans may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 175 basis points in excess of the LIBOR Base Rate for the General Facility and 225 basis points in excess of the LIBOR Base Rate for the Repurchase Facility.

         The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures in July 1999. Three-Five Systems Limited had no borrowings outstanding under this line of credit at December 31, 1998.

         In August 1996, the Board of Directors authorized the repurchase from time to time of up to one million shares of the Company's Common Stock on the open market or in negotiated transactions, depending upon market conditions and other factors. In October 1998, the Board of Directors further extended and revised the repurchase program to authorize repurchases of up to $10.0 million of Common Stock. During the quarter ended December 31, 1998, the Company purchased approximately 410,700 shares under the repurchase program at a total cost of $3.4 million. Taking into account previous purchases, as of December 31, 1998, the Company had purchased a total of approximately 971,798 shares under the repurchase program at a cost of $8.3 million.

         Capital expenditures during 1998 were approximately $8.1 million, as compared with $3.0 million during 1997. Capital expenditures for 1998 consisted primarily of manufacturing and office equipment for the Company's operations in Manila, Arizona, and China and laboratory equipment for research and development. The Company anticipates that it will increase its capital expenditures during 1999. Those expenditures will primarily relate to advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment. In 1998, the Company spent $5.3 million for equipment and construction related to its Beijing, China operations. The Company anticipates the facilities and capital cost for China in 1999 to be approximately $4.7 million.

         The Company anticipates that accounts receivable and inventory will rise in 1999 if revenue levels increase as currently anticipated. The Company believes that its existing capital and anticipated cash flow from operations and credit lines will provide adequate sources to fund operations and planned expenditures throughout 1999. Should the Company encounter additional cash requirements, however, the Company may have to expand its loan commitments or pursue alternate methods of financing or raising capital. The Company cannot provide assurance, however, that adequate additional financing will be available or, if available, that such financing will be on terms acceptable to the Company.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

         The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company generally sells its products and services and negotiates purchase orders with its foreign suppliers in United States dollars. An exception is the Sub-Assembly Agreement in the Philippines, which is based on a fixed conversion rate, exposing the Company to exchange rate fluctuations with the Philippine peso. The Company has not incurred any material exchange gains or losses to date and there has been some minor benefit as a result of the peso devaluation, although the Company is now required to pay approximately one-third of any peso devaluation gain to its lessor and direct labor subcontractor in Manila.

         The Company commenced operations in China in 1998. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There is general speculation that China may devalue its currency in response to the current Asian economic situation. Devaluation of the Chinese currency could result in translation adjustments to the Company's balance sheet as well as reportable losses depending on monetary balances and loans of the Company at the time of devaluation. Recently, the government in China has made it difficult to convert its local currency into foreign currencies. Although the Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, there can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse affect on the Company's operations.

BUSINESS OUTLOOK AND RISK FACTORS

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below. Other important risk factors are set forth under "Special Considerations" in Item 1 of this Report.

         The Company offers advanced design and manufacturing services to original equipment manufacturers. The Company specializes in custom displays and front panel displays utilizing liquid crystal display (LCD) and light emitting diode (LED) components and technology. The Company experienced substantial growth from 1993 through 1995 with such growth dependent primarily upon the Company's participation in the substantial growth of the wireless communications market and sales to a single major customer in that industry. In 1996, the Company's sales declined, largely as a result of the phase-out by that major customer of a significant family of programs in early 1996. In 1997, sales returned to pre-1996 levels primarily as a result of several new programs and customers, including a major office automation customer. In 1998, sales to that office automation customer were greatly reduced, but that reduction was more than offset by increased sales to the Company's largest telecommunications customer. Sales in 1998 increased by about 12.3 percent over 1997, but net profit declined as the Company increased R&D expenses significantly, incurred start-up expenses for China, and experienced pricing pressures from its Asian competitors, partially as a result of the Asian economic situation.

         In 1998, the Company recorded almost 57 percent of its revenue in the third and fourth quarters. Fourth quarter revenue in 1998 was almost 60 percent greater than first quarter revenues in 1998. In 1999, the Company anticipates that this type of revenue pattern will be repeated. The Company believes that it has a pattern of seasonality to its sales as OEMs with retail products develop shorter product life cycles and phase out old programs early in the year following holiday sales.

         The Company has undertaken efforts to diversify its business, broaden its customer base, and expand its markets. The Company's historical major customer, which accounted for approximately 80 percent of the Company's revenue in 1995, accounted for 65 percent of the Company's revenue in 1996 and slightly less than 35 percent of the Company's revenue in 1997. These reduced percentages occurred as a result of the increased sales to other customers and reduced product selling prices and revenues from that major customer. In 1998, however, the Company's business with that customer has increased at a rate faster than business with other customers. Therefore, the percentage of revenue attributed to that customer substantially increased in 1998. In 1999, the Company expects its business with that customer to remain at approximately the same dollar amount. In addition, the Company plans to increase sales to other customers, which would result in declining customer concentration. One other customer accounted for 32.0 percent of the Company's revenue in 1997, but this percentage declined in 1998 to below 10 percent of the Company's revenue as older programs have matured. Some replacement programs did not have the type of LCD modules supplied by the Company and those that did had significantly lower selling prices. The Company expects to do continued business with this customer, but does not expect it to constitute more than 10 percent of its revenue in 1999.

         Several   factors  impact  the  Company's   gross  margins,   including
manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, inventory management, engineering costs, product mix, and volume pricing. There is significant pricing pressure in higher volume programs in the telecommunications and office automation industries. As the production levels of some of the Company's new high-volume programs increase, the lower standard gross margins on those programs have had an impact on the Company's overall margins. In addition, in an effort to secure sales to certain strategic customers, the Company may aggressively price its products. Depending on the size of the programs achieved, such pricing strategies also could have an effect on overall margins.

         The Company's gross margins on its products are also typically lower at the start of a program as a result of yield and other start-up issues. In the third quarter of 1998, the Company started several new programs and incurred substantial start-up costs. The Company expects to start up several new programs throughout 1999.

         The Company started operations in China in 1998, and the Company's gross margins have been adversely affected by the start-up of those China manufacturing operations. As the Company ramped up its manufacturing operations in China, it incurred costs in advance of the receipt of significant revenues. Generally, the incremental China-based expenses were in the total cost of sales. Those incremental expenses arose mainly from under-absorption of the costs of operating the China facility and are included in the cost of sales, thus reducing overall gross margins. In the fourth quarter of 1998, the Company had a slight profit in China because significant increases in manufacturing volumes resulted in absorption of the existing costs. In the next few quarters, profitability in China will be volume-dependent. In the long run, however, the Company expects the China operations to positively impact gross margins because of certain competitive cost advantages provided by maintaining operations in China.

         The Company anticipates that weakened Asian currencies will have a continued impact on the Company's gross margins. Many of the Company's competitors are Asian suppliers, and a strong U.S. dollar gives a competitive pricing advantage to those suppliers. Thus, the Company may continue to see competitive margin pressure from Asian suppliers, particularly those in Korea and Japan.

         Serving a variety of customers with complex and differing issues requires increased personnel committed to those customers. As the Company expands and diversifies its product and customer base, the Company has had to increase its selling, general, and administrative expenses. The volume and complexity of the Company's business is expected to continue to grow. As a result, the Company anticipates that it will continue to increase its selling and administrative expenses on a quarter-by-quarter basis.

         The Company believes that continued investments in research and development relating to new display technology and manufacturing processes are necessary to remain competitive in the marketplace and to provide opportunities for growth. The Company continues to expand and intensify its internal research and development to focus on proprietary display products as well as continue LCD manufacturing process improvements. Use of the LCD manufacturing line in Tempe, Arizona as a resource for testing new ideas is key to development of these products, some of which will be proprietary and not available from other display manufacturers. Further, the development of the high-volume manufacturing LCD line has helped reduce the Company's dependence on foreign suppliers of LCD glass. Some of the Company's new display technologies also require the development of application specific integrated circuits ("ASICs") to electronically drive the displays. Development of custom ASICs is a lengthy and expensive process.

         The Company also intends to pursue technologies being developed in related fields. The Company operates the highest volume fully automated LCD manufacturing line in North America. As a result, several companies have approached the Company about potential alliances. The Company believes that a strategic alliance with one or more of those companies could minimize the cost of entry into new markets and new technologies. For example, in 1997 National Semiconductor Corporation and the Company entered into a strategic supplier alliance agreement for the development and manufacture of LCoS(TM) microdisplays. In April 1998, the Company acquired approximately a 19 percent interest in Siliscape, Inc., a start-up company with numerous patents and proprietary technology relating to microdisplays. The Company and Siliscape, Inc. also entered into a strategic agreement under which they will focus on the development of microdisplay products, with the Company providing certain proprietary manufacturing capabilities and Siliscape, Inc. providing certain patented and proprietary technologies and components.

         The Company also is considering licensing from other companies technologies that could be optimized on the LCD manufacturing line, as well as entering into further alliances. The Company intends to continue this internal and external focus on research and development indefinitely. As a result, the actual dollar amount of such research and development expenditures in 1999 will substantially increase over 1998.

         As previously described, the Company has established manufacturing operations in China. Three-Five Systems (Beijing) Co., Ltd. was incorporated in China during the first quarter of 1998 and business license approval was received from the governmental authorities. During the first quarter of 1998, a temporary leased site was selected in Beijing, as was the permanent site. In the second quarter of 1998, the Company moved into the temporary site and set up manufacturing lines. In the third quarter of 1998, the factory was qualified by customers and began making initial shipments. In the fourth quarter of 1998, the Company shipped over $5.7 million in products.

         The Company has established a China-based manufacturing operation for several reasons. First, based upon growth expectations in the European and United States marketplaces, the Company anticipated a need for manufacturing capacity beyond what is available at its Philippine manufacturing facility.
China was selected because of the desire to diversify manufacturing locations and because of the cost benefits that are expected to be achieved in China. China also is expected to be a synergistic business location for the Company because many of the components used by the Company are manufactured in China. Second, many of the Company's existing and potential customers maintain manufacturing operations near the Company's operations in China. Despite the current Asian economic situation, those customers continue to require LCD modules and the Company has limited participation in that market. There currently are very few LCD module manufacturers in China. Under current Chinese government rules, however, OEMs in China have a strong motivation to utilize locally manufactured components.

RISK FACTORS

         Forward-looking statements in this report include revenue, margin, expense, and earnings analysis for 1999 as well as the Company's expectations relating to operations in China; future technologies; and future designs, inventory balances, and production orders. The Company's future operating results may be affected by various trends, developments, and factors that the Company must successfully manage in order to achieve its goals. In addition, there are trends, developments, and factors beyond the Company's control that may affect its operations. The cautionary statements and risk factors set forth below and elsewhere in this Report, and in the Company's other filings with the Securities and Exchange Commission, identify important trends, factors, and currently known developments that could cause actual results to differ materially from those in any forward-looking statements contained in this Report and in any written or oral statements of the Company.

         A few core customers currently are responsible for a majority of the Company's revenue, and the Company expects the high concentration levels with its core customers to continue through 1999. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations.

         Although the trend of the Company is to enter into more manufacturing contracts with its customers, the principal benefit of these contracts is to clarify order lead times, inventory risk allocation, and similar matters and not to provide firm, long-term volume purchase commitments. Customers generally do not provide firm long-term volume purchase commitments to the Company. Thus, customers can cancel purchase commitments and change or delay expected volume levels. The Company cannot provide assurance that it will be able to replace canceled, delayed, or reduced commitments in a timely manner. If customers cancel, delay, or reduce commitments, the Company could be left holding excess and obsolete inventory or having unfavorable manufacturing variances as a result of under-absorption. These risks are exacerbated because the Company expects that a majority of its sales will be to customers in the retail electronics industry, which is subject to severe competitive pressures, rapid technological change, and obsolescence. A few of the Company's customers have inquired about inventory hubbing agreements, pursuant to which the Company will maintain stocks of finished goods at or near the customer's factory. Although the Company has not yet entered into such agreements with any of its customers, the use of such type of agreements could result in higher inventory balances for the Company and/or excess inventory.

         Another risk inherent in custom manufacturing is the satisfactory completion of design services and securing of production orders. The Company anticipates that a significant portion of its revenue for the future will come from programs currently in the design or pilot production stage. Completion of the design depends on a variety of factors, including the customer's changing needs, and not every design is successful in meeting those needs. In addition, some designs test new theories or applications and may not meet the desired results. Failure of a design order to achieve the customer's desired results could result in a material adverse effect on the Company's operations if the expected production order for that product was significant. Finally, even when a design is satisfactorily completed, the customer may terminate or delay the program as a result of marketing or other pressures.

         The Company currently is investing in research and development of several new technologies that it plans to introduce in the future. The Company faces the risk that some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturability as a result of technology problems, competitive cost issues, yield problems, and other factors. In addition, even if a new technology proves to be manufacturable, the Company's customers and the customers' marketplaces may not accept it because of price or technology issues or because it compares unfavorably with products introduced by others. The Company will be required to make significant expenditures, including development expenses and various capital expenditures and investments, for these new technologies. For example, the Company estimates that its initial capital expenditures for LCoS(TM) microdisplays will be approximately $3.0 million to $4.0 million. The Company also made an equity investment of $3.3 million in Siliscape during 1998 for the purposes of further developing the LCoS(TM) microdisplay product. Significant investments in one or more of the new technologies, especially LCoS(TM) microdisplays, that ultimately prove to be unsuccessful for any reason could have a material adverse impact on the Company. In addition, if Siliscape were to encounter technological or financial difficulties, the value of the Company's investment could decline, in which case the Company would have to write down all or a portion of its investment and report a loss equal to such write-down.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. Material components of some of the Company's major programs from time to time have been subject to allocation because of shortages by vendors and continued or increased shortages could have a material adverse effect on the Company in the future. In addition, the Company purchases many product components from vendors in Asian countries. Economic instability in certain Asian countries could cause supply problems with respect to these components.

         The Company's primary competitors are located in Asia, including, Japan, Korea, and Hong Kong, and most of the Company's customers are U.S.-based. The recent currency devaluation of several Asian countries has had, and could continue to have, a negative impact on the gross margins of the Company as the competitors' products become less expensive to purchase with a stronger dollar.

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

         The Company has set up manufacturing operations in Beijing in an interim leased facility. If there are delays in the completion of the permanent facility, the Company may run into capacity issues in the interim facility because of space constraints and/or power requirements. In addition, the Company has a short-term lease on the interim facility and could be required to move out if there are delays in the completion of the permanent facility, which would severely interrupt the Company's manufacturing operations in China.

         One of the reasons the Company is starting up operations in China is because the Company believes that its Manila manufacturing facility may have occasional capacity issues within the next year. Failure to begin operations in the permanent China facility on a timely basis could result in capacity restraints and late or canceled customer deliveries. Manufacturing yields and delivery schedules also may be affected as the Company ramps up its manufacturing capabilities in China. Other companies in the industry have experienced difficulty in expanding or relocating manufacturing output and capacity, with such difficulty resulting in reduced yields or delays in product deliveries. The Company cannot provide assurance that it will not experience manufacturing yield or delivery problems in the future. Such problems could materially affect the Company's operating results.

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

YEAR 2000 COMPLIANCE DISCLOSURE

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

COMPANY'S STATE OF READINESS

         The Company has completed an assessment of all of its internal and external systems and processes with respect to the "Year 2000" issue. In response to this assessment, the Company has created a multi-functional Year 2000 task force to resolve any non-compliant Year 2000 systems or processes. To date, this group is on schedule to complete this task during 1999. The Company plans to continuously test all of its internal and external systems and processes, including the associated Year 2000 "fixes," for Year 2000 compliance during 1999. As part of this process, the Company has assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and currently is taking steps to minimize that risk. Based on the Company's current state of readiness and the steps currently being taken (I.E., installing backup processes and systems), the Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's financial position, liquidity, or operations.

COMPANY'S COSTS OF YEAR 2000 COMPLIANCE

         The Company estimates that its total cost of Year 2000 compliance will be less than $100,000. Those costs include updating of computer software and hardware manufacturing equipment, as well as employment and other out-of-pocket costs.

COMPANY'S RISKS OF YEAR 2000 ISSUES

         The Company procures a significant amount of raw materials used in its manufacturing processes from foreign vendors. As a result, the Company may be at risk from foreign companies and countries that are not taking adequate measures to ensure Year 2000 compliance or that may not be at the same level of preparedness as the United States. For example, economic problems in Asia may affect or divert resources with respect to the Year 2000 issue. Failure of those foreign countries and companies to be Year 2000 compliant may cause new material shortages that would adversely impact the Company's manufacturing operations. In addition, the Company currently has significant manufacturing operations in Manila, the Philippines and Beijing, China. As a result, the Company may be at risk with respect to suppliers of necessary resources (such as power or water) that may not be Year 2000 compliant. For example, brownouts or blackouts may occur due to lack of Year 2000 compliance. In addition, the Company's customers may have catastrophic Year 2000 failures, including prolonged interruptions in factory productions, in which case they may have a reduced demand for the Company's products.

COMPANY'S CONTINGENCY PLANS

         The Company is developing contingency plans with respect to significant Year 2000 issues within its control. For example, the Company is in the process of assessing and verifying the Year 2000 compliance of its international and domestic raw material vendors. Verification will be accomplished through the use of written certifications and audits. The Company intends to replace any vendors found not to be Year 2000 compliant with vendors that are Year 2000 compliant. In the construction of its new Beijing facility, the Company will procure material, processes, and equipment that are Year 2000 compliant. The Company also is investigating the use of stand-by generators for its plants in the event of a local power failure. The Company is investigating transferring all manufacturing processes to alternate manufacturing facilities if external factors beyond its control relative to the Year 2000 issue occur and the Company cannot conduct manufacturing operations at any particular facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS.

     At December 31, 1998 the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. The Company holds no investment securities that would require disclosure of market risk.

PRIMARY MARKET RISK EXPOSURES.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company incurs interest on loans made under a revolving line of credit at interest rates under a variable interest rate of the bank's prime rate (7.75% at December 31, 1998) plus 2.375%, the principal of which is due 2004. At December 31, 1998, the Company's outstanding borrowings on the line of credit was approximately $8.1 million. Substantially all of the Company's business outside the United States is conducted in U.S. dollar denominated transactions. The Company operates high-volume manufacturing facilities in Manilla, the Philippines and Beijing, China, and a sales and distribution facility in the United Kingdom. Some of the expenses of these foreign operations are denominated in the Philippine peso, Chinese renminbi, and British pound sterling, respectively. These expenses include local salaries and wages, utilities and some operating supplies. However, the Company believes that the operating expenses currently incurred in foreign currencies are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this Item relating to directors of the Company is incorporated by reference to the definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders. The information required by this Item relating to executive officers of the Company is included in "Business - Executive Officers" contained in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for the Company's 1999 Annual Meeting of Stockholders.

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

     (c)  EXHIBITS

EXHIBIT
NUMBER              EXHIBITS
------              --------
2       Amended and Restated Agreement and Plan of Reorganization(1)
3(a)    Restated Certificate of Incorporation of the Company(2)
3(b)    Bylaws of the Company(1)
10(a)   1990 Incentive Stock Option Plan(1)
10(c) Line of Credit Agreement between Three-Five Systems Limited and Barclays Bank, PLC(1)
10(d) Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated February 22, 1995(3)
10(g)   Form of Three-Five Systems, Inc. Distributor Franchise Agreement(4)
10(j)   1993 Stock Option Plan(4)
10(k)   1994 Automatic Stock Option Plan(5)
10(l) Lease Agreement between Technology Electronic Assembly and Management (T.E.A.M.) Pacific Corporation and Three-Five Systems Pacific, Inc.(6)
10(m) Lease Agreement between Regent Apparel Corporation and Three-Five Systems Pacific, Inc.(6)
10(o) Lease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc. (7)
10(t) Credit Agreement dated May 23, 1997 between Three-Five Systems, Inc. and Imperial Bank(8)
10(u) Addendum No. 1 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated March 12, 1997(8)
10(v)   1997 Employee Stock Option Agreement(8)
10(w)   1998 Stock Option Agreement(8)
10(x)   1998 Director's Stock Plan(8)
10(y) Addendum No. 2 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated January 1, 1998(8)
10(z)   401(k) Profit Sharing Plan(9)
10(aa) Credit Agreement dated November 5, 1998, by and among Three-Five Systems, Inc., its subsidiaries, the Banks named therein, and Imperial Bank Arizona, as Agent.
10(bb) Security Agreement dated November 5, 1998, by Three-Five Systems, Inc. in favor of Imperial Bank Arizona, as Agent.
21      List of Subsidiaries
23      Consent of Arthur Andersen LLP
27      Financial Data Schedule

(1) Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed March 27, 1990 and declared effective March 27, 1990.
(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994, as filed with the Commission on or about May 12, 1994.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 filed with the Commission on March 22, 1995, as amended by Form 10-KSB/A as filed with the Commission on April 28, 1995.
(4) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) as filed on February 3, 1994, and declared effective March 15, 1994.
(5) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) as filed on January 24, 1995.
(6) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 13, 1996.
(7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997.
(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 13, 1998, and as amended by Form 10-K/A filed with the Commission on March 23, 1998.
(9) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THREE-FIVE SYSTEMS, INC.

Date: March 9, 1999                    By: /s/ David R. Buchanan
                                           -------------------------------------
                                           David R. Buchanan
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                        TITLE                             DATE
         ----                        -----                             ----

/s/ David R. Buchanan       President, Chief Executive Officer     March 9, 1999
--------------------------  (Principal Executive Officer),
David R. Buchanan           and Director


/s/ Jeffrey D. Buchanan     Executive Vice President               March 9, 1999
--------------------------  - Finance, Administration, and Legal;
Jeffrey D. Buchanan         Chief Financial Officer; Secretary;
                            Treasurer (Principal Financial
                            Officer), and Director

/s/ Robert T. Berube        Corporate Controller                   March 9, 1999
--------------------------  (Principal Accounting Officer)
Robert T. Berube


/s/ David C. Malmberg       Director                               March 9, 1999
--------------------------
David C. Malmberg


/s/ Burton E. McGillivray   Director                               March 9, 1999
--------------------------
Burton E. McGillivray


/s/ Gary R. Long            Director                               March 9, 1999
--------------------------
Gary R. Long


/s/ Kenneth M. Julien       Director                               March 9, 1999
--------------------------
Kenneth M. Julien


/s/ Thomas A. Werner        Director                               March 9, 1999
--------------------------
Thomas A. Werner

                            THREE-FIVE SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants ................................... F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997 ............... F-3

Consolidated Statements of Income (Loss) for the years ended
   December 31, 1998, 1997 and 1996 ........................................ F-4

Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1998, 1997 and 1996 ............................ F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996 ........................................ F-6

Notes to Consolidated Financial Statements ................................. F-7

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Three-Five Systems, Inc.:

We have audited the accompanying consolidated balance sheets of THREE-FIVE SYSTEMS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three-Five Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                                    /s/ Arthur Andersen LLP


Phoenix, Arizona,
  January 22, 1999.

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                                               December 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
CURRENT ASSETS:
   Cash and cash equivalents (Note 2)                      $  4,946    $ 16,371
   Accounts receivable, net                                  18,601      12,540
   Inventories, net (Note 2)                                 12,493       8,255
   Deferred tax asset (Note 5)                                2,680       4,311
   Other current assets                                       2,313       1,228
                                                           --------    --------

        Total current assets                                 41,033      42,705

PROPERTY, PLANT AND EQUIPMENT, net (Note 2)                  33,314      29,847

OTHER ASSETS                                                  3,557         283
                                                           --------    --------

                                                           $ 77,904    $ 72,835
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $ 10,649    $  8,513
   Accrued liabilities (Note 2)                               4,673       5,079
   Current taxes payable (Note 5)                               235          --
   Current portion of long-term debt (Note 3)                   651          --
                                                           --------    --------

        Total current liabilities                            16,208      13,592
                                                           --------    --------

LONG-TERM DEBT (Note 3)                                       7,444          --
                                                           --------    --------

DEFERRED TAX LIABILITY (Note 5)                               3,156       2,718
                                                           --------    --------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 4):
   Preferred stock, $.01 par value; 1,000,000
     shares authorized                                           --          --
   Common stock, $.01 par value; 15,000,000 shares
     authorized, 7,974,901 shares issued, 7,005,107
     shares outstanding at December 31, 1998;
     7,928,023 shares issued, 7,905,523 shares
     outstanding at December 31, 1997                            80          79
   Additional paid-in capital                                32,484      32,420
   Retained earnings                                         26,849      24,259
   Cumulative translation adjustment (Note 2)                     8          20
   Less - Treasury stock, at cost (969,794 shares)           (8,325)       (253)
                                                           --------    --------

        Total stockholders' equity                           51,096      56,525
                                                           --------    --------

                                                           $ 77,904    $ 72,835
                                                           ========    ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                  Years Ended December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           ----------   ----------   ----------
NET SALES (Note 7)                         $   95,047   $   84,642   $   60,713
                                           ----------   ----------   ----------
COSTS AND EXPENSES:
 Cost of sales                                 76,149       64,760       58,321
 Selling, general and administrative            7,334        6,557        5,351
 Research and development                       7,159        5,106        4,065
                                           ----------   ----------   ----------

                                               90,642       76,423       67,737
                                           ----------   ----------   ----------

 Operating income (loss)                        4,405        8,219       (7,024)
                                           ----------   ----------   ----------
OTHER INCOME (EXPENSE):
 Interest, net                                     75          548          412
 Other, net                                      (117)        (190)        (139)
                                           ----------   ----------   ----------

                                                  (42)         358          273
                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE PROVISION FOR
 (BENEFIT FROM) INCOME TAXES:                   4,363        8,577       (6,751)
 Provision for (benefit from)
  income taxes (Note 5)                         1,773        3,334       (2,920)
                                           ----------   ----------   ----------

NET INCOME (LOSS)                          $    2,590   $    5,243   $   (3,831)
                                           ==========   ==========   ==========
EARNINGS (LOSS) PER COMMON SHARE (Note 2):
 Basic                                     $     0.34   $     0.67   $    (0.49)
                                           ==========   ==========   ==========

 Diluted                                   $     0.33   $     0.65   $    (0.49)
                                           ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES:
 Basic                                      7,638,631    7,854,053    7,767,744
                                           ==========   ==========   ==========

 Diluted                                    7,802,041    8,089,975    7,767,744
                                           ==========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            Common Stock
                                       ----------------------    Additional
                                        Shares                    Paid-in      Retained
                                        Issued       Amount       Capital      Earnings
                                       ---------    ---------    ---------    ---------
BALANCE, December 31, 1995             7,735,745    $      77    $  32,286    $  22,847
 Net loss                                     --           --           --       (3,831)
 Other comprehensive income-
   Foreign currency translation
     adjustments                              --           --           --           --
   Comprehensive income                       --           --           --           --
 Stock options exercised                  44,084            1           11           --
 Tax benefit from early disposition
   of incentive stock options                 --           --           32           --
 Purchase of treasury stock                   --           --           --           --
                                       ---------    ---------    ---------    ---------

BALANCE, December 31, 1996             7,779,829           78       32,329       19,016
 Net income                                   --           --           --        5,243
 Other comprehensive income-
   Foreign currency translation
     adjustments                              --           --           --           --
   Comprehensive income                       --           --           --           --
 Stock options exercised                 148,194            1           50           --
 Tax benefit from early disposition
   of incentive stock options                 --           --           41           --
                                       ---------    ---------    ---------    ---------

BALANCE, December 31, 1997             7,928,023           79       32,420       24,259
 Net income                                   --           --           --        2,590
 Other comprehensive income-
   Foreign currency translation
     adjustments                              --           --           --           --
   Comprehensive income                       --           --           --           --
 Stock options exercised                  46,878            1           64           --
 Purchase of treasury stock                   --           --           --           --
                                       ---------    ---------    ---------    ---------

BALANCE, December 31, 1998             7,974,901    $      80    $  32,484    $  26,849
                                       =========    =========    =========    =========

                                                 Cumulative       Total
                                     Treasury    Translation   Stockholders'   Comprehensive
                                       Stock     Adjustment       Equity           Income
                                     --------    ----------     ----------       ----------
BALANCE, December 31, 1995           $    --      $   14          $55,224
 Net loss                                 --          --           (3,831)        $(3,831)
 Other comprehensive income-
   Foreign currency translation
     adjustments                          --          --               --              --
   Comprehensive income                                                           -------
 Stock options exercised                  --          --               --         $(3,831)
 Tax benefit from early disposition                                               =======
   of incentive stock options             --          --               12
 Purchase of treasury stock               --          --               32
                                        (253)         --             (253)
                                     -------      ------          -------

BALANCE, December 31, 1996              (253)         14           51,184
 Net income                               --          --            5,243         $ 5,243
 Other comprehensive income-
   Foreign currency translation
     adjustments                          --           6                6               6
   Comprehensive income                   --          --               --         -------
 Stock options exercised                  --          --               51         $ 5,249
 Tax benefit from early disposition                                               =======
   of incentive stock options             --          --               41
                                     -------      ------          -------
BALANCE, December 31, 1997              (253)         20           56,525
 Net income                               --          --            2,590         $ 2,590
 Other comprehensive income-
   Foreign currency translation
     adjustments                          --         (12)             (12)            (12)
   Comprehensive income                   --          --               --         -------
 Stock options exercised                  --          --               65         $ 2,578
 Purchase of treasury stock           (8,072)         --           (8,072)        =======
                                     -------      ------          -------

BALANCE, December 31, 1998           $(8,325)     $    8          $51,096
                                     =======      ======          =======

  The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      Years Ended December 31,
                                                   ----------------------------
                                                     1998       1997      1996
                                                   --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $  2,590   $ 5,243   $(3,831)
 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by
  operating activities-
    Depreciation and amortization                     4,693     4,135     3,551
    Provision for (reduction of) accounts
     receivable valuation reserves                      (64)      (69)       47
    Provision for (reduction of) inventory
     valuation reserves                              (3,184)   (2,473)    4,015
    Loss on disposal of assets                           --         2        12
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable     (5,997)   (5,641)    2,469
      (Increase) decrease in inventories             (1,054)   (1,176)    5,082
      (Increase) decrease in other assets            (1,425)      505    (1,070)
      Increase in accounts payable and accrued
       liabilities                                    1,730     4,778     4,296
      Increase (decrease) in taxes payable, net       2,649     1,461    (2,358)
                                                   --------   -------   -------
        Net cash (used in) provided by operating
         activities                                     (62)    6,765    12,213
                                                   --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment           (8,119)   (3,050)     (948)
 Proceeds from sale of property, plant and
  equipment                                              --        19         5
 Investment in Siliscape, Inc.                       (3,320)       --        --
                                                   --------   -------   -------

         Net cash used in investing activities      (11,439)   (3,031)     (943)
                                                   --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from (payments on) notes
  payable to banks                                    8,095        --    (3,000)
 Stock options exercised                                 65        51        12
 Purchase of treasury stock                          (8,072)       --      (253)
                                                   --------   -------   -------
         Net cash provided by (used in) financing
          activities                                     88        51    (3,241)
                                                   --------   -------   -------

 Effect of exchange rate changes on cash                (12)        6        --
                                                   --------   -------   -------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                        (11,425)    3,791     8,029

CASH AND CASH EQUIVALENTS, beginning of year         16,371    12,580     4,551
                                                   --------   -------   -------

CASH AND CASH EQUIVALENTS, end of year             $  4,946   $16,371   $12,580
                                                   ========   =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                     $    364   $     4   $    60
                                                   ========   =======   =======

 Income taxes paid                                 $    992   $ 1,973   $ 1,832
                                                   ========   =======   =======

  The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

(1) ORGANIZATION AND OPERATIONS:

Three-Five Systems, Inc. (the Company) designs and manufactures a wide range of user interface devices for operational control and information display functions required in the end products of original equipment manufacturers (OEMs). Most of the Company's sales consist of custom devices developed in close collaboration with its customers. Devices designed and manufactured by the Company find application in cellular telephones and other wireless communication devices as well as in medical equipment, office automation equipment, industrial process controls, consumer electronic products, and data collection products. The Company currently specializes in liquid crystal display (LCD) and light emitting diode (LED) components and technology in providing its design and manufacturing services for its customers. The Company markets its services primarily in North America, Europe, and Asia through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network.

The Company currently conducts manufacturing operations in Tempe, Arizona; Manila, the Philippines; and Beijing, China. The Company believes that the Arizona facility has the largest fully automated LCD glass production capacity outside of Asia. High-volume LCD module manufacturing is done in Manila, the Philippines and Beijing, China. In Manila, a third-party subcontractor operates the facility under a sub-assembly agreement with the Company utilizing equipment, processes, and documentation owned by the Company. The sub-assembly agreement has a current term extending through December 31, 1999, and from year to year thereafter, but may be terminated by either party upon 180 days written notice. The termination of or the inability of the Company to obtain products pursuant to the sub-assembly agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company. Since December 1994, the Company has made advances totaling approximately $2.2 million to the subcontractor to help the subcontractor meet its working capital needs. As of December 31, 1998, the subcontractor has repaid $2.0 million of these advances. The amounts payable to the subcontractor more than exceeded the $205,000 advances outstanding at December 31, 1998. These advances are secured by future payments for subcontracting services to be provided to the Company. The Company commenced manufacturing operations in China during 1998. The China facility is a high-volume LCD module manufacturing facility similar to the Company's facility in Manila. The Company initially leased a facility in Beijing on a temporary basis, which expires in mid-1999, and the Company commenced manufacturing operations in that temporary facility in the second quarter of 1998. The Company has begun construction of its own facility in Beijing and expects to move into the new facility in the middle of 1999. Any significant delay in the construction of the permanent facility could result in the temporary shutdown of the China manufacturing operations.

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

Three-Five Systems Pacific, Inc. (Pacific), a Philippines corporation, procures supplies primarily from Philippine vendors. Pacific also manages and assists production personnel of the third-party subcontractor that operates the facility in the Philippines.

During the first quarter of 1998, the Company formed a wholly-owned subsidiary in China, Three-Five Systems (Beijing) Co., Ltd. (Beijing). Beijing manufactures and sells the Company's products to customers primarily located in Asia.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of amounts that would be realized in a current market exchange. The carrying values of cash, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. In addition, the carrying amount on the outstanding line of credit is estimated to approximate fair value as the actual interest rate is consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

     CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist of investments in commercial paper, marketable debt securities, money market mutual funds, and United States government agencies' obligations and are classified as held-to-maturity in accordance with Statement of Financial Accounting Standards (SFAS) No. 115,
ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Cash equivalents were $1,992,000 and $12,886,000 at December 31, 1998 and December 31, 1997, respectively.

     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Reserves are established against Company-owned inventories for excess, slow-moving, and obsolete items and for items where the net realizable value is less than cost. The reserve for obsolete inventory totaled $1,125,000 and $4,309,000 at December 31, 1998 and December 31, 1997, respectively.

Inventories at December 31 consist of the following:

                                             1998           1997
                                          ---------      ---------
                                               (in thousands)
     Raw materials                        $   9,367      $   6,052
     Work-in-process                          1,459          1,195
     Finished goods                           1,667          1,008
                                          ---------      ---------
                                          $  12,493      $   8,255
                                          =========      =========

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

                                                1998         1997
                                              --------     --------
                                                   (in thousands)
      Building and improvements               $ 13,031     $ 10,431
      Furniture and equipment                   37,324       31,804
                                              --------     --------
                                                50,355       42,235
      Less - accumulated depreciation          (17,041)     (12,388)
                                              --------     --------
                                              $ 33,314     $ 29,847
                                              ========     ========

The Company utilizes a significant portion of the high-volume LCD glass manufacturing line facility to produce a substantial portion of its own requirements for LCD glass. The successful utilization of the manufacturing facility will require the Company (i) to produce LCD glass on a timely and cost-effective basis at quality levels at least equal to the LCD glass available from independent suppliers and (ii) to utilize the LCD glass it produces in devices it designs and manufactures in a manner satisfactory to its customers. Although management believes that the manufacturing facility will be successfully utilized, no assurance can be given that the Company will not experience problems or delays in conducting its LCD glass manufacturing operations. Such problems could require the Company to continue to purchase its LCD glass requirements from third parties and result in the inability of the Company to recover its investment in the manufacturing facility.

During 1996, the Company entered into a transaction, in which it conveyed its Tempe, Arizona facility and certain improvements to the City of Tempe as consideration for a rent-free 75-year lease. The Company has the option to repurchase the facility for $1,000 after ten years; therefore, the lease is accounted for as a capital lease.

     ACCRUED LIABILITIES

Accrued liabilities include accrued compensation of approximately $975,000 and $1,675,000 at December 31, 1998 and 1997, respectively.

     FOREIGN CURRENCY TRANSLATION

Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. The functional currency of each of Pacific and Limited is the same as the local currency. The gain or loss resulting from the translation of these two subsidiaries' financial statements has been included as a separate component of stockholders' equity.

The functional currency of Beijing is the U.S. dollar. Beijing, however, maintains its books and records in the Renminbi. Therefore, the Company utilizes the remeasurement method of foreign currency translation when Beijing is consolidated. Any resulting remeasurement gain or loss is reported in the Company's consolidated statements of operations.

The net foreign currency transaction loss in 1998, 1997, and 1996 was $177,000, $183,000, and $46,000, respectively, and has been included in other expenses in the accompanying statements of income (loss).

     REVENUE RECOGNITION

The Company recognizes revenue upon shipment. The Company provides reserves for uncollectible accounts receivable. These reserves totaled $431,000 and $455,000 at December 31, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of all of its customers and considers various factors in establishing its allowance for doubtful accounts.

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

         EARNINGS (LOSS) PER SHARE

During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share for the years ended December 31, 1998 and 1997 are determined assuming that outstanding options were exercised at the beginning of each year or at the time of issuance, if later. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings per share for the year ended December 31, 1996 as their effect was anti-dilutive. Set forth below are the disclosures required pursuant to SFAS No. 128 for the years ended December 31, 1998, 1997, and 1996:

                                                 Years Ended December 31,
                                             ------------------------------
                                               1998       1997       1996
                                             -------    -------    --------
                                          (in thousands, except per share data)
Basic earnings (loss) per share:
  Income (loss) available to common
   shareholders                              $ 2,590    $ 5,243    $ (3,831)
                                             -------    -------    --------

  Weighted average common shares               7,639      7,854       7,768
                                             -------    -------    --------

             Basic per share amount          $  0.34    $  0.67    $  (0.49)
                                             =======    =======    ========
Diluted earnings (loss) per share:
  Income (loss) available to common
   shareholders                              $ 2,590    $ 5,243    $ (3,831)
                                             -------    -------    --------

  Weighted average common shares               7,639      7,854       7,768
  Options assumed exercised                      163        236          -
                                             -------    -------    --------
  Total common shares plus assumed
    exercises                                  7,802      8,090       7,768
                                             -------    -------    --------

             Diluted per share amount        $  0.33    $  0.65    $  (0.49)
                                             =======    =======    ========

     RECENTLY ADOPTED ACCOUNTING STANDARDS

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Shareholder's Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

In 1998, the Company also adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company adopted SFAS No. 131 and all of the required disclosures (Note 7).

(3)   LONG-TERM DEBT:

Long-term debt at December 31 consists of the following:

                                                              1998        1997
                                                            -------     -------
                                                               (in thousands)
     $15.0 million  revolving line of credit,  interest
     due  monthly  at the bank's  prime rate  (7.75% at
     December  31,  1998)  or at the  LIBOR  base  rate
     (5.064% at December 31,  1998) plus 1.75%,  unpaid
     balance  due May 22,  2000,  secured by all assets
     other than real property.                              $    --     $    --

     $10.0 million  revolving line of credit/term loan,
     interest  due monthly at the bank's  prime rate or
     at the LIBOR base rate plus 2.375%, unpaid balance
     due  August 5, 2004,  secured by all assets  other
     than real property.                                      8,095          --

     $350,000 United Kingdom credit facility,  interest
     due  quarterly  at the  bank's  base rate plus 2%,
     unpaid  balance  due July  15,  1999,  secured  by
     United Kingdom accounts receivable.                         --          --
                                                            -------     -------
                                                              8,095
     Less - current maturities                                 (651)         --
                                                            -------     -------
                                                            $ 7,444     $    --
                                                            =======     =======

In November 1998, the Company entered into a new commitment from Imperial Bank and the National Bank of Canada for a $25.0 million credit facility. This new credit facility consists of (i) a $15.0 million revolving line of credit is available for general corporate needs, and (ii) a $10.0 million term loan, which provides available funds to repurchase a portion of the Company's common stock. The amount of the term loan is available for advances until August 5, 1999, followed by a five-year amortization period in which principal and interest will be payable quarterly in equal installments. Advances under the term loan will be made as either Prime Rate Advances, which accrue interest payable monthly, at the bank's prime lending rate, or as LIBOR Rate Advances which bear interest at
237.5 basis points in excess of the LIBOR Base Rate. The credit facility is secured by all of the Company's assets other than the Company's real property. The Company must apply all proceeds from the sale of any treasury stock to the outstanding principal balance of the term loan.

The credit facility contains restrictive covenants that include, among other things, restrictions on the declaration or payment of dividends and the amount of capital expenditures. The credit facility also requires the Company to maintain a specified net worth, as defined, to maintain required debt to equity ratio, and to maintain certain other financial ratios.

Any unpaid balance of the United Kingdom credit facility is due July 15, 1999, and is secured by United Kingdom accounts receivable.

(4)   BENEFIT PLANS:

The Company has five stock option plans, the 1998 Stock Option Plan (1998 Plan), the 1997 Stock Option Plan (1997 Plan), the 1994 Non-Employee Directors Stock Option Plan (1994 Plan), the 1993 Stock Option Plan (1993 Plan), and the 1990 Stock Option Plan (1990 Plan).

     1998 STOCK OPTION PLAN

The 1998 Plan provides for the granting of incentive stock options and/or nonqualified options to purchase up to 300,000 shares of the Company's common stock. Under the 1998 Plan, options may be issued to key personnel and others providing valuable services to the Company and its subsidiaries. The options issued will be incentive stock options or nonqualified stock options as defined in Section 422 of the Internal Revenue Code of 1986 (the Code). Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1998 Plan. There were options outstanding to acquire 122,500 shares of the Company's common stock under the 1998 Plan at December 31, 1998.

The expiration date, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of the options are determined by the plan administrator, but may not be less than 100% of the fair market value of the common stock at the time of the grant (110% if the option is an incentive stock option granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company). The 1998 Plan will remain in force until January 28, 2008.

     1997 STOCK OPTION PLAN

The 1997 Plan provides for the granting of nonqualified options to purchase up to 100,000 shares of the Company's common stock. Under the 1997 Plan, options may be issued to key personnel and others providing valuable services to the Company and its subsidiaries. The options issued will be nonqualified stock options and shall not be incentive stock options as defined in Section 422 of the Code. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1997 Plan. There were options outstanding to acquire 38,300 shares of the Company's common stock under the 1997 Plan at December 31, 1998.

The expiration date, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of the options are determined by the plan administrator, but may not be less than 100% of the fair market value of the common stock at the time of the grant. The 1997 Plan will remain in force until May 12, 2007.

     1994 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

The 1994 Plan provides for the automatic grant of stock options to non-employee directors to purchase up to 100,000 shares of the Company's common stock. Under the 1994 Plan, options to acquire 500 shares of common stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on the Board of Directors on the date the 1994 Plan was approved by the Company's stockholders received an automatic grant of options to acquire 1,000 shares of common stock and each subsequent newly elected non-employee member of the Board of Directors receives an automatic grant of options to acquire 1,000 shares of common stock on the date of their first appointment or election to the Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable immediately after the director's second successive election to the Board of Directors (the First Vesting Date), the second installment becoming exercisable 10 months after the First Vesting

Date, and the third installment becoming exercisable 22 months after the First Vesting Date (provided that the director has not ceased serving as a director prior to a vesting date). A non-employee member of the Board of Directors is not eligible to receive the 500 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 1,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100% of the fair market value of the Company's common stock on the date such options are granted. There were outstanding options to acquire 11,000 shares of the Company's common stock under the 1994 Plan at December 31, 1998.

     1993 STOCK OPTION PLAN

The 1993 Plan provides for the granting of options to purchase up to 385,454 shares of the Company's common stock (which includes 85,454 shares previously reserved for issuance under the Company's 1990 Stock Option Plan), the direct granting of common stock (stock awards), the granting of stock appreciation rights (SARs) and the granting of other cash awards (cash awards; stock awards, SARs, and cash awards are collectively referred to herein as Awards). Under the 1993 Plan, options and Awards may be issued to key personnel and others providing valuable services to the Company and its subsidiaries. The options issued may be incentive stock options or nonqualified stock options. If any option or SAR terminates or expires without having been exercised in full, stock not issued under such option or SAR will again be available for grant pursuant to the 1993 Plan. There were options outstanding to acquire 360,900 shares of the Company's common stock under the 1993 Plan at December 31, 1998.

To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirement set forth in the Code. The expiration date, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of options are determined by the plan administrator, but may not be less than 100% (110% if the option is an incentive stock option granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the time of the grant. The 1993 Plan will remain in force until February 24, 2003.

     1990 STOCK OPTION PLAN

Under the 1990 Plan, there are 163,100 options issued but unexercised as of December 31, 1998. In conjunction with stockholder approval of the 1993 Plan, the Board terminated the 1990 Plan with respect to unissued options to purchase 85,454 shares of common stock which remained and were unissued as of the date the 1993 Plan was adopted. The exercise prices of options are determined by the plan administrator, but may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company). The 1990 Plan will remain in force through May 1, 2000.

The expiration date, maximum number of shares purchasable, and the other provisions of the options granted under the 1990 Plan were established at the time of grant. Options were granted for terms of up to ten years and become exercisable in whole or in one or more installments at such times as were determined by the Board of Directors upon grant of the options.

Tax benefits from early disposition of common stock by optionees under the 1993 Plan and 1990 Plan and from the exercise of nonqualified options are credited to additional paid-in capital.

Pursuant to the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company accounts for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                            Years Ended December 31,
                                         ------------------------------
                                           1998       1997        1996
                                         -------    -------     -------
                                      (in thousands, except per share data)

Net income (loss):        As reported    $ 2,590    $ 5,243     $(3,831)
                          Pro forma        1,998      4,785      (4,076)
Basic earnings (loss)
  per share:              As reported    $  0.34    $  0.67     $ (0.49)
                          Pro forma         0.26       0.61       (0.52)
Diluted earnings (loss)
  per share:              As reported    $  0.33    $  0.65     $ (0.49)
                          Pro forma         0.26       0.59       (0.52)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 4.52%, 5.45%, and 6.31%; expected dividend yields of zero; expected lives of 6.6, 6.4, and 6.1 years; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 61.4%, 60.0%, and 61.9%.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of shares exercised in 1998 was $14.03.

A summary of the status of the Company's five stock option plans at December 31, 1998, 1997, and 1996 and changes during the years then ended, are presented in the table and narrative below:

                             1998                1997                1996
                      ------------------  ------------------  ------------------
                                Weighted            Weighted            Weighted
                                Average             Average             Average
                                Exercise            Exercise            Exercise
                        Shares   Price      Shares   Price      Shares   Price
                       -------  --------   -------  --------   -------  --------
Outstanding at
  beginning of year    550,970   $11.01    551,776   $ 6.92    539,576   $ 8.06
Granted                334,800    13.87    200,500    14.63    250,100    11.89
Exercised              (47,020)    1.08   (162,306)    1.34    (44,900)    0.49
Expired                142,950)   15.45    (39,000)   12.23   (193,000)   18.04
                       -------            --------            --------

    Outstanding at
      end of year      695,800   $12.14    550,970   $11.01    551,776   $ 6.92
                       =======            ========            ========

Exercisable at end of
  year                 226,731             165,110             294,982
                       =======            ========            ========

Weighted average fair
  value of options
  granted                        $10.25              $ 9.19              $ 7.57
                                 ======              ======              ======

The following table summarizes information about stock options outstanding at December 31, 1998:

                Options Outstanding                       Options Exercisable
-----------------------------------------------------  -------------------------
                                Weighted
                   Number        Average     Weighted      Number      Weighted
   Range of    Outstanding at   Remaining    Average   Exercisable at  Average
   Exercise     December 31,   Contractual   Exercise   December 31,   Exercise
    Prices          1998           Life       Price         1998         Price
-------------  --------------  -----------  ---------  -------------- ----------
$0.25 - $9.00      85,100       4.1 years   $    2.46      63,600     $    0.81
 9.01 - 20.00     588,700       7.9 years       13.14     153,799         12.85
20.01 - 34.38      22,000       8.1 years       22.97       9,332         24.41
                  -------                   ---------     -------     ---------

                  695,800       7.5 years   $   12.14     226,731     $    9.95
                  =======                   =========     =======     =========

     401(K) PROFIT SHARING PLAN

Effective  September 1, 1990, the Company  adopted a profit sharing plan (401(k)
Plan) pursuant to Section 401(k) of the Code. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $100,000, $71,000, and $65,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

(5) INCOME TAXES:

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                                                     1998       1997      1996
                                                   -------    -------   -------
                                                          (in thousands)
Current, net of operating loss carryforwards
  and tax credits utilized
     Federal, net of tax benefit from early
       termination of incentive stock options      $  (509)   $   356   $   556
     State                                             (24)        97        58
     Foreign                                           237         71         9
                                                   -------    -------   -------
                                                      (296)       524       623

Deferred provision (benefit)                         2,069      2,769    (3,575)
Tax benefit from early termination of incentive
  stock options, reflected in stockholders' equity      --         41        32
                                                   -------    -------   -------

         Provision (benefit) for income taxes      $ 1,773    $ 3,334   $(2,920)
                                                   =======    =======   =======

In accordance with SFAS No. 109, a tax benefit for net operating losses of approximately $-0-, $35,000, and $102,000 and tax credits of approximately $-0-, $-0-, and $938,000 utilized in 1998, 1997, and 1996, respectively, are included as a reduction of the current provision for income taxes in the consolidated statements of income (loss).

The components of deferred taxes at December 31 are as follows:

                                                             1998       1997
                                                           -------    -------
                                                             (in thousands)
  Net long-term deferred tax liabilities:
    Accelerated tax depreciation                           $ 3,156    $ 2,685
    Other                                                       --         33
                                                           -------    -------

                                                           $ 3,156    $ 2,718
                                                           =======    =======
  Net short-term deferred tax assets:
    Inventory reserve                                      $   436    $ 1,721
    Uniform capitalization                                   1,076      1,251
    Accrued liabilities not currently deductible             1,022      1,080
    Allowance for doubtful accounts                            156        156
    Tax effect of regular U.S. net operating
      loss carryforward                                         --         12
    Other                                                      (10)        91
                                                           -------    -------

                                                           $ 2,680    $ 4,311
                                                           =======    =======

A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                              1998      1997       1996
                                             ------    ------     ------

  Statutory federal rate                         34%       34%       (34)%
  Effect of state taxes                           3         5         (6)
  Other                                           4        --         (3)
                                             ------    ------     ------

                                                 41%       39%       (43)%
                                             ======    ======     ======

(6) COMMITMENTS AND CONTINGENCIES:

In March 1995, the Company entered into a non-cancelable operating lease for its primary manufacturing facility in Manila, the Philippines. The lease expires December 31, 1999. In April 1995, the Company entered into a non-cancelable operating lease for an additional manufacturing facility in Manila, the Philippines. The lease expires March 31, 1999. The Company has an option to extend the lease for an additional year at substantially the same rates as the current lease.

Rent expense was approximately $917,000, $793,000, and $477,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

In April 1994, the Company entered into a ground lease (with purchase options) on a 5.7 acre site in Tempe, Arizona. Annual lease payments under the ground lease, which will expire on March 31, 2069, subject to renewal and purchase options as well as termination provisions, will average approximately $100,000 over the term of the lease subject to certain escalation provisions. A design, manufacturing, and corporate headquarters facility containing approximately 97,000 square feet was completed on the land in 1995 at a cost of approximately $10.4 million.

The Company's future lease commitments under the non-cancelable operating leases as of December 31, are as follows (in thousands):

          1999                            $  373
          2000                               100
          2001                               100
          2002                               100
          2003                               100
          Thereafter                       6,525
                                          ------
                                          $7,298
                                          ======

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the Company's potential exposure under the pending administrative proceedings is adequately provided for in the accompanying financial statements.

(7) SEGMENT INFORMATION:

The Company designs and manufactures a wide range of user interface devices for operational control and information display functions required in the end products of OEMs. The Company's products are specialized in LCD and LED components and technology. The majority of the Company's sales are attributed to the LCD product line. The Company's products are included in end-user devices for the following product categories: cellular telephones and other wireless communication devices, medical equipment, office automation equipment, industrial process controls, consumer electronic products, and data collection products.

Management monitors and evaluates the financial performance of the Company's operations by its four operating segments located throughout the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments. Financial information for the China operation is presented beginning from the date those operations commenced, June 1998.

                         United   United
December 31, 1998        States   Kingdom     China   Philippines  Eliminations    Total
-----------------       -------- --------   --------  -----------  ------------  --------
Net sales               $92,251   $33,438   $ 7,205      $3,010      $(40,857)    $95,047
Operating income (loss)   4,643       676      (947)         (2)           (7)      4,363
Provision for
income taxes              1,537       209        --          27            --       1,773
Depreciation              4,408        36       168          41            --       4,653
Total assets             60,514     9,195    12,301         642        (4,748)     77,904
Capital expenditures      2,809        10     5,298           2            --       8,119

                        United   United
December 31, 1997       States   Kingdom     China   Philippines  Eliminations    Total
-----------------      -------- --------   --------  -----------  ------------  --------
Net sales              $83,023  $10,755      $  --     $3,107      $(12,243)     $84,642
Operating income         7,990      436         --        104            47        8,577
Provision for
   income taxes          3,263       32         --         39            --        3,334
Depreciation             4,058       27         --          9            --        4,094
Total assets            68,039    4,896         --        354          (454)      72,835
Capital expenditures     3,036       14         --         --            --        3,050

                        United   United
December 31, 1996       States   Kingdom     China   Philippines  Eliminations    Total
-----------------      -------- --------   --------  -----------  ------------  --------
Net sales              $58,709  $27,814      $  --     $1,494      $(27,304)     $60,713
Operating income (loss) (6,935)      28         --         12           144       (6,751)
Provision for (benefit
 from) income taxes     (2,929)       9         --         --            --       (2,920)
Depreciation             3,375        8         --         57            --        3,440
Total assets            58,828    3,824         --        288          (371)      62,569
Capital expenditures       856       42         --         50            --          948

Revenues are generated from the sale of LCD or LED user interface device components, which are applied in several different end-use products. Total revenues by these product categories are as follows:

                                                For the Years Ended December 31,
                                                --------------------------------
                                                         (in thousands)
                                                  1998        1997        1996
                                                -------     -------     -------
Cellular telephones and other wireless
   communication devices                        $62,073     $31,415     $40,360
Office automation equipment                      12,658      33,528       5,979
Other                                            20,316      19,699      14,374
                                                -------     -------     -------
                  Total                         $95,047     $84,642     $60,713
                                                =======     =======     =======

The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of fast-growing industries. The Company has been undertaking substantial efforts to diversify its business, broaden its customer base, and expand its markets. The Company's historical major customer, that accounted for approximately 35% and 65% of the Company's revenue in 1997 and 1996, respectively, accounted for approximately 64% of the Company's revenue during 1998. This increased percentage occurred as a result of increased sales to that customer as well as decreased sales to other customers. The Company's other significant customer accounted for less than 10% of the Company's revenue during 1998. Sales to this customer were 32% of the Company's revenue during 1997 and less than 10% of the Company's revenue during 1996.

The significant amount of sales to a few customers results in certain concentrations of credit risk for the Company. The Company's accounts receivable balance, including the accounts receivable of the Company's largest customers, is comprised of a large number of customers, primarily in the cellular telephone, computer hardware, and other electronic products industries. These customers are located primarily in the United States and Europe.

                            THREE-FIVE SYSTEMS, INC.
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  Balance at   Charged to   Charged to              Balance at
                                  Beginning    Costs and      Other                   End of
                                  of Period    Expenses      Accounts     Other       Period
                                  ---------    --------      --------     -----       ------
                                                    (in thousands)
Allowance for doubtful accounts
and sales returns and allowances:
    Year ended 12/31/98            $   580         (24)       (40)(1)       --       $  516
    Year ended 12/31/97                649        (105)        36(1)        --          580
    Year ended 12/31/96                602          14         33(1)        --          649

Inventory Reserve:
    Year ended 12/31/98            $ 4,309      (1,660)          --     (1,524)(2)   $1,125
    Year ended 12/31/97              6,782       1,114           --     (3,587)(2)   $4,309
    Year ended 12/31/96              2,767       5,939        142(3)    (2,066)(2)    6,782

--------
(1) Actual return activity
(2) Obsolete inventory written off
(3) Inventory adjustments