Form 10-Q
period 1999-03-31
THREE FIVE SYSTEMS INC
filed 1999-05-17
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1999

                          Commission File Number 1-4373


                            THREE-FIVE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        86-0654102
    -------------------------------                       ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification Number)

1600 North Desert Drive, Tempe, Arizona                           85281
----------------------------------------                        ----------
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

YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                           OUTSTANDING AS OF MARCH 31, 1999
-----                                           --------------------------------
Common                                                    7,012,107
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1.FINANCIAL STATEMENTS:

       Consolidated Balance Sheets-
         March 31, 1999 and December 31, 1998................................  1

       Consolidated Statements of Income-
         Three Months Ended March 31, 1999 and 1998..........................  2

       Consolidated Statements of Stockholder's Equity-
         March 31, 1999 and December 31, 1998................................  3

       Consolidated Statements of Cash Flows-
         Three Months Ended March 31, 1999 and 1998..........................  4

       Notes to Consolidated Financial Statements............................  5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................  6

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 13

SIGNATURES................................................................... 14

                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   MARCH 31,        DECEMBER 31,
                                                     1999              1998
                                                   --------         ------------
                                                  (Unaudited)
                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $  7,369          $  4,946
 Accounts receivable, net                            17,659            18,601
 Inventories, net                                    13,278            12,493
 Deferred tax asset                                   2,680             2,680
 Other current assets                                 2,641             2,313
                                                   --------          --------
      Total current assets                           43,627            41,033

PROPERTY, PLANT AND EQUIPMENT, net                   34,773            33,314

OTHER ASSETS                                          3,546             3,557
                                                   --------          --------
                                                   $ 81,946          $ 77,904
                                                   ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                  $ 12,414          $ 10,649
 Accrued liabilities                                  4,453             4,673
 Current taxes payable                                  309               235
 Notes payable                                        3,000                --
 Current portion of long-term debt                    1,056               651
                                                   --------          --------
      Total current liabilities                      21,232            16,208
                                                   --------          --------

LONG-TERM DEBT                                        7,039             7,444
                                                   --------          --------
DEFERRED TAX LIABILITY                                3,156             3,156
                                                   --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock                                            80                80
 Additional paid-in capital                          32,549            32,484
 Retained earnings                                   26,207            26,849
 Cumulative translation adjustment                        8                 8
 Less - Treasury stock, at cost                      (8,325)           (8,325)
                                                   --------          --------
      Total stockholders' equity                     50,519            51,096
                                                   --------          --------

                                                   $ 81,946          $ 77,904
                                                   ========          ========

  The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
NET SALES                                             $ 23,044         $ 18,479

COSTS AND EXPENSES:
 Cost of sales                                          20,191           13,687
 Selling, general and administrative                     2,449            1,619
 Research and technology                                 1,821            1,689
                                                      --------         --------
                                                        24,461           16,995
                                                      --------         --------

      Operating income (loss)                           (1,417)           1,484
                                                      --------         --------
OTHER INCOME (EXPENSE):
 Interest, net                                            (155)             192
 Other, net                                                (30)             (17)
                                                      --------         --------
INCOME (LOSS) BEFORE PROVISION FOR
 (BENEFIT FROM) INCOME TAXES:                           (1,602)           1,659
 Provision for (benefit from) income taxes                (960)             664
                                                      --------         --------

NET INCOME (LOSS)                                     $   (642)        $    995
                                                      ========         ========
EARNINGS (LOSS) PER COMMON SHARE:
 Basic                                                $   (.09)        $    .13
                                                      ========         ========
 Diluted                                              $   (.09)        $    .12
                                                      ========         ========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
 Basic                                                   7,009            7,907
                                                      ========         ========
 Diluted                                                 7,009            8,165
                                                      ========         ========

 The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD ENDED DECEMBER 31, 1998 AND MARCH 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Common Stock
                                      -----------------   Additional
                                      Shares               Paid-in     Retained
                                      Issued      Amount   Capital     Earnings
                                      ------      ------   -------     --------
BALANCE, December 31, 1998           7,974,901    $ 80     $32,484     $ 26,849
 Net Loss                                   --      --          --         (642)
 Other comprehensive income--

  Foreign currency translation
   adjustments                              --      --          --           --

  Comprehensive income                      --      --          --           --

 Stock options exercised                 7,000      --          65           --
                                     ---------    ----     -------     --------
BALANCE, March 31, 1999 (unaudited)  7,981,901    $ 80     $32,549     $ 26,207
                                     =========    ====     =======     ========

                                                 Cumulative       Total
                                      Treasury   Translation   Stockholders'   Comprehensive
                                       Stock     Adjustment       Equity           Income
                                       -----     ----------       ------           ------

BALANCE, December 31, 1998            ($8,325)     $  8         $ 51,096
 Net Loss                                  --        --             (642)           ($642)
 Other comprehensive income--

  Foreign currency translation
   adjustments                             --        --               --               --
                                                                                    -----
  Comprehensive income                     --        --               --            ($642)
                                                                                    =====
 Stock options exercised                   --        --               65
                                      -------      ----         --------
BALANCE, March 31, 1999 (unaudited)   ($8,325)     $  8         $ 50,519
                                      =======      ====         ========

  The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $   (642)    $    995
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                              1,279        1,078
  Provision for accounts receivable valuation reserves          45            9
  Provision for (reduction of) inventory
   valuation reserves                                           61       (1,114)
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                   898         (278)
  (Increase) decrease in inventories                          (845)      (3,496)
  (Increase) decrease in other assets                         (328)        (240)
  Increase (decrease) in accounts payable and
   accrued liabilities                                       1,544        1,128
  Increase (decrease) in taxes payable, net                     73        1,160
                                                          --------     --------
      Net cash provided by (used in) operating
       activities                                            2,085         (758)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                 (2,727)      (1,675)
                                                          --------     --------
      Net cash used in investing activities                 (2,727)      (1,675)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from (payments on) notes payable
  to banks                                                   3,000           --
 Stock options exercised                                        65            3
                                                          --------     --------
      Net cash provided by  financing activities             3,065            3
                                                          --------     --------

 Effect of exchange rate changes on cash                        --            2
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,423       (2,428)
CASH AND CASH EQUIVALENTS, beginning of period               4,946       16,371
                                                          --------     --------

CASH AND CASH EQUIVALENTS, end of period                  $  7,369     $ 13,943
                                                          ========     ========

 The accompanying notes are an integral part of these consolidated statements.

          THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.

Note B    Basic  earnings per common share are computed by dividing net income
          (loss) by the weighted average number of shares of common stock outstanding during the three-month period. Diluted earnings (loss) per common share for the three month period ended March 31, 1998 are determined assuming that options were exercised at the beginning of the period or at the time of issuance, if later. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings per share for the three months ended March 31, 1999, as their effect was anti-dilutive.

Note C    Inventories consist of the following at:

                                       March 31, 1999        December 31, 1998
                                       --------------        -----------------
                                         (Unaudited)
                                                  (in thousands)
          Raw materials                   $ 9,354                 $ 9,367
          Work-in-process                   1,456                   1,459
          Finished goods                    2,468                   1,667
                                          -------                 -------
                                          $13,278                 $12,493
                                          =======                 =======

Note D    Property, plant, and equipment consist of the following at:

                                         March 31, 1999       December 31, 1998
                                         --------------       -----------------
                                           (Unaudited)
                                                    (in thousands)
          Building and improvements         $ 14,670               $ 13,031
          Furniture and equipment             38,413                 37,324
                                            --------               --------
                                              53,083                 50,355

          Less - accumulated depreciation    (18,310)               (17,041)
                                            --------               --------
                                            $ 34,773               $ 33,314
                                            ========               ========

Note E    Segment information:

          Management monitors and evaluates the financial performance of the Company's operations by its four operating segments located in various parts of the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

          The  following  operating  segment   information   includes  financial
          information (in thousands) for all four of the Company's operating segments.

                          United      United
March 31, 1999            States      Kingdom     China     Philippines   Eliminations    Total
--------------            ------      -------     -----     -----------   ------------    -----
Net sales                $  6,948     $ 10,351   $5,745        $  --        $     --    $ 23,044
Intersegment sales         15,091           --    1,145          791         (17,027)         --
Operating income (loss)    (1,954)         137       57           15             143      (1,602)

                          United      United
March 31, 1998            States      Kingdom     China     Philippines   Eliminations    Total
--------------            ------      -------     -----     -----------   ------------    -----

Net sales                $ 13,999     $  4,480   $   --        $  --        $     --    $ 18,479
Intersegment sales          4,114           --       --          598          (4,712)         --
Operating income (loss)     1,644          (26)      --           13              28       1,659

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998.

         Net sales were $23.0 million for the quarter ended March 31, 1999, an increase of 24.3 percent compared with net sales of $18.5 million for the quarter ended March 31, 1998. This increase was attributed primarily to new business in Asia for the Company's key customer. The Company believes that it may have some seasonality to its sales. Many of the Company's products are components in retail products, such as telecommunication products, for which sales in the first calendar quarter are historically slow. During the first quarter of 1999, sales to Motorola, Inc. represented 75 percent of the Company's revenue.

         Cost of sales, as a percentage of net sales, increased to 87.6 percent for the quarter ended March 31, 1999 as compared with 74.1 percent for the quarter ended March 31, 1998. Gross margin was lower than the desired range for three principal reasons: under-absorption of fixed overhead, yield issues, and product mix. With regard to the first issue, the Company's facility in Manila was somewhat under-utilized during the quarter and therefore did not fully absorb all of the fixed overhead. Part of the reason for the under-utilization was that the Company's new facility in China produced approximately 30 percent of the Company's volume during the quarter. The Company expects to level the manufacturing output from China this year and use the Manila facility to handle quarterly fluctuations. The Company expects that it will more fully utilize the Manila facility as the year progresses.

         With regard to the yield issues, in late 1998 and early 1999 the Company moved the labor-intensive portion of the LCD line and certain chip-on-glass equipment to Manila. The yields have been lower in Manila due to learning curve issues, but it the Company expects that in the second quarter Manila will achieve comparable yields to those achieved in Tempe.

         The third reason for the lower-than-desired gross margin was the Company's product mix in the first quarter of 1999. As a result of a variety of issues, including material shortages, customer demand, and engineering delays, the Company's product mix for this quarter had an unusually low margin. In addition, the competition from Asian-based suppliers has intensified in the last few months, keeping pressure on margins in the Company's core business. The Company expects that its margins will improve, however, from these levels throughout the remainder of 1999.

         The China facility reported a small profit in the first quarter on sales of $6.9 million. All expenses relating to the China operations are included in the overall cost of sales. Therefore, even though China was profitable, the small net margin in China adversely affects the Company's overall gross margins. The Company expects that net margins in China will increase as it adds more manufacturing lines in China and improves manufacturing yields.

         Selling, general, and administrative expense of $2.4 million for the quarter ended March 31, 1999 was higher than the selling, general, and administrative expense of $1.6 million for the quarter ended March 31, 1998.

Selling, general, and administrative expenses have increased as the Company has expanded its infrastructure to accommodate the international focus in sales and marketing, the increasing number of customers, and the expected increase in sales and production throughout the remainder of the year. In addition, the Company had significant executive recruiting expenses in the quarter as a result of the CEO and CTO searches.

         Research and technology ("R&T") expense totaled $1.8 million for the quarter ended March 31, 1999 as compared with $1.7 million for the quarter ended March 31, 1998. R&T expenses consist principally of salaries and benefits to design engineers, research scientists and other personnel, related facilities costs, and various expenses for custom designed programs and new technology development projects. The Company generally expects that a significant portion of R&T will relate to third-party project expenses, and the Company did not have as much of those expenses in the first quarter of 1999 as originally anticipated. During the next several quarters, R&T expenditures may fluctuate as the Company funds various technology projects. R&T expense has increased as the Company has invested in new technologies, such as LCoS(TM) microdisplays, and manufacturing processes, and has continued with its in-house process development efforts related to the high-volume manufacturing LCD line located in Tempe, Arizona. The Company believes that continued investments in research and development relating to manufacturing processes and new display technologies will be necessary to remain competitive in its marketplace and to provide opportunities for growth.

         Interest expense (net) for the quarter ended March 31, 1999 was $155,000, as compared with interest income of $192,000 for the quarter ended March 31, 1998. The Company's interest expense was primarily a result of its stock repurchase program re-introduced in the middle of 1998, which the Company financed with debt. Other expense (net) was $30,000 for the quarter ended March 31, 1999 as compared with $17,000 for the quarter ended March 31, 1998.

         The Company reported a loss before taxes of $1.6 million for the quarter ended March 31, 1999, as compared with income before taxes of $1.7 million dollars for the quarter ended March 31, 1998. As a result of the reported loss, the Company recognized a benefit from taxes of $960,000 for the quarter ended March 31, 1999, as compared with a provision for taxes of $664,000 for the quarter ended March 31, 1998. Included in the benefit from income taxes was a one-time benefit of $295,000 related to an expected tax refund for previous years. The Company expects that the overall tax rate for 1999 will approximate its historical rate of 40 percent. This rate eventually may drop a few percentage points as the Company increases the profitability of its manufacturing operations in the People's Republic of China, where the corporate tax rate is lower. The actual worldwide tax rate, however, will depend on a variety of factors, including intercompany transfer pricing, the amount of sales in China, the profitability of China operations, and whether any intercompany dividends are declared.

         The Company reported a net loss of $642,000, or $0.09 per share (diluted), for the quarter ended March 31, 1999, as compared with net income of $995,000, or $0.12 per share (diluted), for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 1999, the Company had $2.1 million in positive cash flow from operations as compared with $758,000 in negative cash flow during the first three months of 1998. The positive cash flow from operations was primarily due to the increase in accounts payable and depreciation  and  decrease  in  accounts  receivable.  Overall,  the  Company's depreciation  expense  has  risen  approximately  18.6  percent  since the first quarter of 1998. The high-volume LCD line is depreciated on a units-of-production method based on units started. The Company anticipates that depreciation will continue to increase throughout 1999 as a result of additional capital expenditures, including the start-up of the new building in China and an expected higher number of starts for the high-volume LCD manufacturing line in 1999 versus 1998. Capital expenditures expected in 1999 include the completion of the new building and equipment for the permanent manufacturing facility in China and the installation of additional equipment in the Arizona and Manila manufacturing locations.

         The Company's working capital was $22.4 million at March 31, 1999, a decrease from $24.8 million at December 31, 1998. The Company's current ratio at March 31, 1999 was 2.1-to-1 as compared with a current ratio of 2.5-to-1 at December 31, 1998. Including its cash and loan commitments, the Company had over $21.6 million in readily available funds on March 31, 1999.

         In November 1998, the Company entered into a $25.0 million secured revolving line of credit with Imperial Bank and the National Bank of Canada. The credit facility matures in May 2000 and consists of a $15.0 million revolving line of credit, which will be available for general corporate purposes (the "General Facility"), and a $10.0 million long-term loan, which will provide available funds to repurchase the Company's stock (the "Repurchase Facility"). At March 31, 1999, $8.1 million of borrowings were outstanding under the Repurchase Facility. Advances under the loans may be made as Prime Rate Advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR Rate Advances, which bear interest at 175 basis points in excess of the LIBOR Base Rate for the General Facility and 225 basis points in excess of the LIBOR Base Rate for the Repurchase Facility.

         The Company's subsidiary, Three-Five Systems Limited, has established an annually renewable credit facility with a United Kingdom bank, Barclays Bank PLC, in order to fund its working capital requirements. The facility provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. Advances are based on accounts receivable, as defined. Advances under the credit facility accrue interest, which is payable quarterly, at the bank's base rate plus 200 basis points. The United Kingdom credit facility matures in July 1999. Three-Five Systems Limited had no borrowings outstanding under this line of credit at March 31, 1999.

         Capital expenditures during the first quarter of 1999 were approximately $2.7 million, as compared with $1.7 million during the first quarter of 1998. Capital expenditures for the first quarter of 1999 consisted of $1.8 million for the new China manufacturing facility and $900,000 for improvements in Arizona. The Company anticipates that its capital expenditures during 1999 will primarily relate to its China facility, advanced manufacturing processes, the high-volume LCD line, and necessary manufacturing equipment. The Company anticipates remaining capital expenditures in 1999 to be approximately $8.0 to $9.0 million.

         The Company anticipates that accounts receivable and inventory may rise in 1999 if revenue levels increase as currently anticipated. The Company believes that its existing capital and anticipated cash flow from operations and credit lines will provide adequate sources to fund operations and planned expenditures throughout 1999. Should the Company encounter additional cash requirements, however, the Company may have to expand its loan commitments or pursue alternate methods of financing or raising capital. The Company cannot provide assurance, however, that adequate additional financing will be available or, if available, that such financing will be on terms acceptable to the Company.

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

         The Company has manufacturing operations in the People's Republic of China. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There is general speculation that China may devalue its currency in response to the current Asian economic situation. Devaluation of the Chinese currency could result in translation adjustments to the Company's balance sheet as well as reportable losses depending on accounts receivable, monetary balances, and loans of the Company based on Chinese currency at the time of devaluation. Recently, the government in China has made it difficult to convert its local currency into foreign currencies. Although the Company from time to time may enter into hedging transactions in order to minimize its exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, there can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse affect on the Company's operations.

BUSINESS OUTLOOK AND RISK FACTORS

         This Business Outlook section has numerous forward-looking statements. Some of the risk factors associated with those forward-looking statements are set forth in "Risk Factors" below.

         The Company offers advanced design and manufacturing services to original equipment manufacturers. The Company specializes in custom displays and front panel displays primarily utilizing liquid crystal display (LCD) technology. Sales in 1998 increased by about 12.3 percent over 1997, but net profit declined as the Company increased R&T expenses significantly, incurred start-up expenses for China, and experienced pricing pressures from its Asian competitors, partially as a result of the Asian economic situation.

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

         The Company has undertaken efforts to diversify its business, broaden its customer base, and expand its markets. The Company's historical major customer, which accounted for approximately 80 percent of the Company's revenue in 1995, accounted for 65 percent of the Company's revenue in 1996 and slightly less than 35 percent of the Company's revenue in 1997. These reduced percentages occurred as a result of the increased sales to other customers and reduced product selling prices and revenues from that major customer. Recently, however, the Company's business with that customer has increased at a rate faster than business with other customers. As a result, sales to that customer represented 64 percent of the Company's revenue in 1998 and 75 percent of the of the Company's revenue in the first quarter of 1999. For the full year 1999, the Company expects its business with that customer to remain in that range during the entire year. The Company also expects to increase sales to other customers during the second half of 1999 and in 2000. Currently, no other customer accounts for more than 10 percent of the Company's revenue.

         Several   factors  impact  the  Company's   gross  margins,   including
manufacturing efficiencies, product differentiation, product uniqueness, billings for non-recurring engineering services, inventory management, engineering costs, product mix, and volume pricing. Significant pricing pressure exists in higher volume programs in the telecommunications industries. As the production levels of some of the Company's new high-volume programs increase, the lower standard gross margins on those programs continue to impact the Company's overall margins. In addition, in an effort to secure sales to certain strategic customers, the Company has in the past, and may in the future, aggressively price its products. Depending on the size of the programs achieved, such pricing strategies will have an effect on overall margins.

         The Company's gross margins on its products also are typically lower at the start of a program as a result of yield and other start-up issues. The Company expects to start up several new programs throughout 1999.

         The Company started operations in China in 1998, and the Company's gross margins have been adversely affected by the start-up of those China manufacturing operations. As the Company ramped up its manufacturing operations in China, it incurred costs in advance of the receipt of significant revenues. All expenses related to the operations in China are included in the overall cost of sales. In the fourth quarter of 1998 and in the first quarter of 1999, the Company had a small profit in China because significant increases in manufacturing volumes resulted in absorption of the existing costs. Although profitable, the low net margin adversely affects the Company's overall gross margins. In the next few quarters, profitability in China will be volume-dependent. In the long run, however, the Company expects the operations in China to positively impact gross margins because of certain competitive cost advantages provided by maintaining operations in China.

         The Company anticipates that weakened Asian currencies will have a continued impact on the Company's gross margins. Many of the Company's competitors are Asian suppliers, and a strong U.S. dollar gives a competitive pricing advantage to those suppliers. Thus, the Company expects to see continued competitive margin pressure from Asian suppliers.

         Serving a variety of customers with complex and differing issues requires increased personnel committed to those customers. As the Company expands and diversifies its product and customer base, the Company has had to increase its selling, general, and administrative expenses. The Company expects that the volume and complexity of its business will continue to grow. In addition, the Company has expanded its marketing function as it has expanded the technologies its offers. As a result, the Company anticipates that its selling and administrative expenses for 1999 will increase significantly over 1998.

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

         The Company also intends to pursue technologies being developed in related fields. The Company operates the highest volume fully automated LCD manufacturing line in North America. As a result, several companies have approached the Company about potential alliances. The Company believes that a strategic alliance with one or more of those companies could minimize the cost of entry into new markets and new technologies. For example, in 1997 National Semiconductor Corporation and the Company entered into a strategic supplier alliance agreement for the development and manufacture of LCoS(TM) microdisplays. In April 1998, the Company acquired a minority interest in inViso, Inc. (formerly known as Siliscape, Inc.), a start-up company with numerous patents and proprietary technology relating to microdisplays. The Company and inViso also entered into a strategic agreement under which they will focus on the development of microdisplay products, with the Company providing certain proprietary manufacturing capabilities and inViso providing certain patented and proprietary technologies and components.

         The Company also is considering licensing technologies from other companies' that could be optimized on the LCD manufacturing line, as well as entering into further alliances. The Company intends to continue this internal and external focus on research and development indefinitely. As a result, the actual dollar amount of such research and development expenditures in 1999 should increase over 1998.

         In the second quarter of 1998, the Company established manufacturing operations at a temporary leased site in Beijing, China. From that temporary factory, the Company shipped over $5.7 million in products in the fourth quarter of 1998 and $6.9 million in products in the first quarter of 1999. The Company is currently constructing a permanent factory, which the Company expects to occupy by late summer 1999.

         The Company has established a China-based manufacturing operation for several reasons. First, based upon growth expectations in the European and United States marketplaces, the Company anticipated a need for manufacturing capacity beyond what is available at its Philippine manufacturing facility.
China was selected because of the desire to diversify manufacturing locations and because of the cost benefits that are expected to be achieved in China. China also is expected to be a synergistic business location for the Company because many of the components used by the Company are manufactured in China. Further, many of the Company's existing and potential customers maintain manufacturing operations near the Company's operations in China. Under current Chinese government rules, OEMs in China have a strong motivation to utilize locally manufactured components.

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

         A few core customers currently are responsible for a majority of the Company's revenue, and the Company expects the high concentration levels with its core customers to continue through 2000. Thus, any material delay, cancellation, or reduction of orders from one or more of those core customers could have a material adverse effect on the Company's operations.

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

         The Company currently is investing in research and development of several new technologies that it plans to introduce in the future. The Company faces the risk that some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective manufacturability as a result of technology problems, competitive cost issues, yield problems, and other factors. In addition, even if a new technology proves to be manufacturable, the Company's customers and the customers' marketplaces may not accept it because of price or technology issues or because it compares unfavorably with products introduced by others. The Company will be required to make significant expenditures, including development expenses and various capital expenditures and investments, for these new technologies. For example, the Company estimates that its capital expenditures for LCoS(TM) microdisplays will be approximately $3.0 million to $4.0 million. The Company also made an equity investment of $3.3 million in inViso during 1998 for the purposes of further developing the LCoS(TM) microdisplay product. Significant investments in one or more of the new technologies, especially LCoS(TM) microdisplays, that ultimately prove to be unsuccessful for any reason could have a material adverse impact on the Company. In addition, if inViso were to encounter technological or financial difficulties, the value of the Company's investment could become permanently impaired, in which case the Company would have to write down all or a portion of its investment and report a loss equal to such write-down.

         The Company designs and manufactures products based on firm quotes. Thus, the Company bears the risk of component price increases, which could adversely affect the Company's gross margins. In addition, the Company depends on certain suppliers, and the unavailability or shortage of materials could cause delays or lost orders. Material components of some of the Company's major programs from time to time have been subject to allocation because of shortages by vendors and continued or increased shortages could have a material adverse effect on the Company in the future. In fact, the Company could have shipped at least $3.0 million in additional product in the first quarter of 1999 if integrated circuit ("IC") shortages had not existed. The Company expects the IC shortage to continue in the next few quarters. In addition, the Company purchases many product components from vendors in Asian countries. Economic instability in certain Asian countries could cause supply problems with respect to these components.

         The Company's primary competitors are located in Asia, including Japan, Korea, and Hong Kong, and most of the Company's customers are U.S.-based. The currency devaluation of several Asian countries has had, and could continue to have, a negative impact on the Company's gross margins as the competitors' products become less expensive to purchase with a stronger dollar. Pricing competition intensified in the first quarter of 1999 and is expected to continue.

         The Company has set up manufacturing operations in Beijing in an interim leased facility while construction is completed on a permanent facility. If there are delays in the completion of the permanent facility, the Company may run into capacity issues in the interim facility because of space constraints and/or power requirements. In addition, the Company has a short-term lease on the interim facility and could be required to move out if there are delays in the completion of the permanent facility, which would severely interrupt the Company's manufacturing operations in China. Further, moving from the temporary factory to the permanent factory could also interrupt the Company's Chinese manufacturing operations. Over the long term, the Company's operations and assets will be subject to significant political, economic, legal and other uncertainties in China. The Company's operations in China also could be adversely affected by the imposition of austerity measures intended to reduce inflation; the inadequate development or maintenance of infrastructure, including the unavailability of adequate power and water supplies, transportation, raw materials, and parts; or a deterioration of the general political, economic or social environment in China.

         One of the reasons the Company started up operations in China is because the Company believed that its Manila manufacturing facility would begin to have capacity issues in 1999. Failure to begin operations in the permanent China facility on a timely basis could result in capacity restraints and late or canceled customer deliveries. Manufacturing yields and delivery schedules also may be affected as the Company ramps up its manufacturing capabilities in China. Other companies in the industry have experienced difficulty in expanding or relocating manufacturing output and capacity, with such difficulty resulting in reduced yields or delays in product deliveries. The Company cannot provide assurance that it will not experience manufacturing yield or delivery problems in the future. Such problems could materially affect the Company's operating results.

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


                            THREE-FIVE SYSTEMS, INC.
                                  (Registrant)



Dated:  April 28, 1999          By:    /s/ Jeffrey D. Buchanan
                                       -----------------------------------------
                                       Jeffrey D. Buchanan
                                Its:   Executive Vice President Finance,
                                       Administration and Legal; Chief Financial
                                       Officer