Form 10-Q
period 1999-06-30
THREE FIVE SYSTEMS INC
filed 1999-07-29
CIK 32272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999

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

YES      X                 NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                    OUTSTANDING AS OF JULY 27, 1999
-----                                    -------------------------------
Common                                    7,048,036
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                                                  Page
                                                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets-
                           June 30, 1999 and December 31, 1998...................................  1

                  Consolidated Statements of Income-
                           Three Months and Six Months Ended June 30, 1999 and 1998..............  2

                  Consolidated Statements of Cash Flows-
                           Six Months Ended June 30, 1999 and 1998...............................  3

                  Notes to Consolidated Financial Statements.....................................  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................  6


                                             PART II - OTHER INFORMATION

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................  13

ITEM 5.           OTHER MATTERS.................................................................  14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K..............................................  14

SIGNATURES......................................................................................  14

ITEM 1.  FINANCIAL STATEMENTS


                            THREE-FIVE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        JUNE 30,      DECEMBER 31,
                                                          1999           1998
                                                        -------        --------
                                                      (unaudited)
                  ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                        $  5,777        $  4,946
      Accounts receivable, net                           24,590          18,601
      Inventories, net                                   15,249          12,493
      Deferred tax asset                                  2,649           2,680
      Other current assets                                1,952           2,313
                                                       --------        --------
         Total current assets                            50,217          41,033

PROPERTY, PLANT AND EQUIPMENT, net                       35,830          33,314

OTHER ASSETS                                              3,536           3,557
                                                       --------        --------
                                                       $ 89,583        $ 77,904
                                                       ========        ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                 $ 17,305        $ 10,649
      Accrued liabilities                                 4,461           4,673
      Current taxes payable                                  18             235
      Current portion of long-term debt                   6,461             651
                                                       --------        --------
         Total current liabilities                       28,245          16,208
                                                       --------        --------

LONG-TERM DEBT                                            6,634           7,444
                                                       --------        --------
DEFERRED TAX LIABILITY                                    3,104           3,156
                                                       --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock                                           80              80
      Additional paid-in capital                         32,545          32,484
      Retained earnings                                  27,247          26,849
      Cumulative translation adjustment                      10               8
      Less - Treasury stock, at cost                     (8,282)         (8,325)
                                                       --------        --------
         Total stockholders' equity                      51,600          51,096
                                                       --------        --------

                                                       $ 89,583        $ 77,904
                                                       ========        ========


  The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                                            THREE MONTHS                   SIX MONTHS
                                                           ENDED JUNE 30,                 ENDED JUNE 30,
                                                     -------------------------       ------------------------
                                                        1999            1998          1999            1998
                                                     --------       ----------       --------        --------
NET SALES                                            $ 31,600        $ 22,682        $ 54,644        $ 41,161
                                                     --------        --------        --------        --------
COSTS AND EXPENSES:

   Cost of sales                                       25,103          17,095          45,294          30,782
   Selling, general and administrative                  2,493           1,815           4,942           3,434
   Research and technology                              2,008           1,904           3,829           3,593
                                                     --------        --------        --------        --------
                                                       29,604          20,814          54,065          37,809
                                                     --------        --------        --------        --------
     Operating income                                   1,996           1,868             579           3,352
                                                     --------        --------        --------        --------
OTHER INCOME (EXPENSE):
   Interest, net                                         (211)            130            (366)            322
   Other, net                                              (3)             (6)            (33)            (23)
                                                     --------        --------        --------        --------
                                                         (214)            124            (399)            299
                                                     --------        --------        --------        --------
INCOME BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES                           1,782           1,992             180           3,651
     Provision for (benefit from) income taxes            742             869            (218)          1,533
                                                     --------        --------        --------        --------
NET INCOME                                           $  1,040        $  1,123        $    398        $  2,118
                                                     ========        ========        ========        ========
EARNINGS PER COMMON SHARE
   Basic                                             $   0.15        $   0.14        $   0.06        $   0.27
                                                     ========        ========        ========        ========
   Diluted                                           $   0.15        $   0.14        $   0.06        $   0.26
                                                     ========        ========        ========        ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES
   Basic                                                7,017           7,918           7,015           7,913
                                                     ========        ========        ========        ========
   Diluted                                              7,106           8,128           7,120           8,141
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

                            THREE-FIVE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               ------------------------
                                                                                   1999          1998
                                                                               ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $    398        $  2,118
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                2,605           2,178
     Provision for (reduction of) accounts receivable valuation reserves            117             (15)
     Provision for (reduction of) inventory valuation reserves                    1,561            (803)
  Change in assets and liabilities:
     (Increase) in accounts receivable                                           (6,106)         (1,794)
     (Increase) in inventories                                                   (4,316)        (13,341)
     (Increase) decrease in other assets                                            363            (153)
     Increase in accounts payable and accrued liabilities                         6,443           7,917
     Increase (decrease) in taxes payable, net                                     (238)          1,851
                                                                               --------        --------
        Net cash provided by (used in) operating activities                         827          (2,042)
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, net                                (5,102)         (4,880)
   Investments                                                                     --            (2,420)
                                                                               --------        --------
              Net cash used in investing activities                              (5,102)         (7,300)
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from notes payable to banks                                       5,000            --
   Issuance of treasury stock                                                        43              22
   Stock options exercised                                                           61              48
                                                                               --------        --------
              Net cash provided by financing activities                           5,104              70
                                                                               --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS                                                                           2             (14)
                                                                               --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                         831          (9,286)
CASH AND CASH EQUIVALENTS, beginning of period                                    4,946          16,371
                                                                               --------        --------

CASH AND CASH EQUIVALENTS, end of period                                       $  5,777        $  7,085
                                                                               ========        ========

  The accompanying notes are an integral part of these consolidated statements.

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the Company's December 31, 1998 financial statements and accompanying notes thereto.

Note B Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods. Diluted earnings per common share for the three and six-months period are determined assuming that the options were exercised at the beginning of the period or at the time of issuance, if later.

Note C   Inventories consist of the following at:

                                  June 30, 1999            December 31, 1998
                                  -------------            -----------------
                                  (unaudited)
                                                (in thousands)
              Raw Materials           $10,800                     $ 9,367
              Work-in-process           2,322                       1,459
              Finished Good             2,127                       1,667
                                      -------                     -------
                                      $15,249                     $12,493
                                      =======                     =======


Note D   Property, plant, and equipment consist of the following at:

                                               June 30, 1999      December 31, 1998
                                               -------------      -----------------
                                               (unaudited)
                                                         (in thousands)
              Building and improvements           $ 15,997              $ 13,031
              Furniture and equipment               39,459                37,324
                                                  --------              --------
                                                    55,456                50,355

              Less accumulated depreciation       (19,626)               (17,041)
                                                  --------              --------
                                                  $ 35,830              $ 33,314
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

         The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments.

      Three Months Ended           United        United
        June 30, 1999              States        Kingdom         China      Philippines    Eliminations        Total
        -------------              ------        -------         -----      -----------    ------------        -----
         (unaudited)
Net sales                       $   10,535    $   14,225     $    6,840    $        -     $         -     $  31,600
Intersegment sales                  18,427             -          2,694           804        (21,925)             -
Income before provision for
   (benefit from) income taxes       1,345           245            292            16           (116)         1,782



      Three Months Ended           United        United
        June 30, 1998              States        Kingdom         China      Philippines    Eliminations      Total
        -------------              ------        -------         -----      -----------    ------------      -----
         (unaudited)
Net sales                       $   16,071       $ 6,611     $        -    $       -      $        -      $  22,682
Intersegment sales                   7,098             -              -           727         (7,825)             -
Income before provision for
   (benefit from) income taxes       1,992           423          (382)            24            (65)         1,992


       Six Months Ended            United        United
        June 30, 1999              States        Kingdom         China      Philippines    Eliminations        Total
        -------------              ------        -------         -----      -----------    ------------        -----
         (unaudited)
Net sales                       $   17,483    $   24,576     $   12,585    $        -     $         -     $  54,644
Intersegment sales                  33,518             -          3,839         1,595        (38,952)             -
Income before provision for
   (benefit from) income taxes       (609)           382            349            31              27           180


       Six Months Ended            United        United
        June 30, 1998              States        Kingdom         China      Philippines    Eliminations      Total
        -------------              ------        -------         -----      -----------    ------------      -----
         (unaudited)
Net sales                       $   30,070      $ 11,091       $      -    $       -      $       -       $  41,161
Intersegment sales                  11,212             -              -         1,325        (12,537)             -
Income before provision for
   (benefit from) income taxes       3,636           397          (382)            37            (37)         3,651




Note F        Comprehensive income (in thousands) during:

                                                          1999              1998
                                                          ----              ----
              Quarter ended June 30                     $1,042            $1,107
              Six months ended June 30                     400             2,104

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         Except for the historical information contained herein, this Report contains forward looking statements including those relating to margins, pricing pressures, quarterly fluctuations, the impact of our China facility, material shortages, and research and technology expenses that involve risks and uncertainties that could cause actual results to differ materially.

         We caution that these statements are qualified by various factors that may affect future results including the following: changes in the market for our products and the success of our customers' products, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 1998.

OVERVIEW

         We offer advanced design and manufacturing services to original equipment manufacturers, commonly referred to as OEMs. We specialize in custom display modules utilizing liquid crystal display, or LCD, components and technology. Our LCD modules have varying levels of integration. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services, which increase our profit margins, by assembling additional components onto the module based upon the specific needs of the customer. These additional components include such items as key pads, plastics, speakers, light guides, and optics.

         We currently sell substantially all of our LCD modules to major OEMs. When we win a design program, our customer typically pays most or all of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been as high as 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue upon product shipment.

         We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers, including Hewlett-Packard. Motorola accounted for 65.1% of our net sales in 1996, 34.6% in 1997, and 63.6% in 1998. In the first half of 1999, net sales to Motorola increased at a rate faster than net sales to our other customers and represented 80.8% of our net sales. Hewlett-Packard accounted for 32.0% of our net sales in 1997, and less than 10% in 1998 and the first half of 1999. This percentage decrease occurred as several older Hewlett-Packard programs matured. In addition, new programs launched by Hewlett-Packard in 1998 either did not require our LCD modules or required less complex, lower cost modules.

         During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. As a result, sales usually peak in the fourth quarter of a calendar year and are lower in the following quarter.

         Several factors impact our gross margins, including manufacturing efficiencies, product differentiation, product uniqueness, inventory management, product mix, and volume pricing. Currently, significant pricing pressure exists in the LCD module market, especially in higher volume programs in the wireless communications industry. Accordingly, as the production levels of some of our new higher volume programs have increased, the lower standard gross margins on those programs have impacted our overall margins.

         We vertically integrate our manufacturing facilities. In Arizona, we own and operate the largest high-volume LCD production line in North America. We generally use the Arizona facility for the manufacture of more technologically complex and custom high-volume LCDs. We also purchase LCDs from Asian sources to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we ship our LCDs to our facilities in Manila, the Philippines, or Beijing, China, for assembly into modules.

         Historically, we have conducted most of our manufacturing operations at our facility in Manila. At that facility, we assemble LCDs into modules and perform certain back-end LCD processing operations. We conduct our operations in Manila under an agreement with a third-party subcontract manufacturer. Under this agreement, the subcontractor supplies direct labor and incidental services required to manufacture our products. We also lease our manufacturing facility from the subcontractor. All indirect manufacturing employees, primarily technicians, supervisors, and engineers, are our employees.

         In early 1998, we decided to open a similar display module manufacturing facility in Beijing. Within six months, we located a temporary manufacturing facility, equipped the facility, trained our personnel, qualified the facility for customers, and qualified products manufactured at the facility. As we began manufacturing operations in Beijing in the second and third quarters of 1998, however, we incurred costs in advance of the receipt of significant sales. These incremental Beijing-based expenses were reflected in our cost of sales. We began manufacturing in volume in Beijing in the fourth quarter of 1998. We operated the temporary Beijing facility at approximately 80% of capacity during the second quarter of 1999.

         We commenced construction of our permanent Beijing facility in late 1998. This facility was substantially completed in early July 1999, and we are currently in the process of occupying this new facility. We own our Beijing facility through a wholly-owned foreign subsidiary. We expect to begin production in the new manufacturing facility late in the third quarter of 1999. We believe that the gross margin contribution of our Beijing facility will increase as additional manufacturing lines are added and fixed overhead expenses are spread over a greater volume of sales.

         Selling, general, and administrative expense consists principally of administrative and selling costs, salaries, commissions, and benefits to personnel and related facility costs. We make substantially all of our sales directly to OEMs, and our sales force consists of a small number of direct technical sales persons. As a result, there is no material cost of distribution in our selling, general, and administrative expense. Selling, general, and administrative expense has increased as we have expanded our business and increased our diversification efforts. In addition, we have recently incurred substantial marketing and administrative expenses in connection with our LCoS microdisplay business.

         Research and technology expense consists principally of salaries and benefits to scientists, design engineers, and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. Research and technology expense continues to increase as we develop new display products and technologies, especially LCoS microdisplays, while we continue with our in-house process development efforts related to the high-volume LCD manufacturing line located in Arizona.

         Since 1997, we have been working on the development of LCoS microdisplays. In 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. National recently decided to close its microdisplay business unit, and in connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National relating to LCoS microdisplays for approximately $3.0 million in cash and warrants to purchase 70,000 shares of our common stock in a transaction valued at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National to assist in the implementation of the acquired technologies.

         In April 1998, we entered into a strategic relationship with inViso, Inc., formerly Siliscape, Inc., a privately held company with numerous patents and proprietary technology related to microdisplay development. We acquired a minority equity interest in inViso for approximately $3.3 million. As part of this strategic relationship, we provide proprietary manufacturing capabilities and liquid crystal expertise, and inViso provides patented and proprietary technologies and components for the joint development of microdisplay products.

         These acquisitions, investments, and licenses will result in increased research and technology expenses as we expand our LCoS microdisplay development efforts in preparation for the commercial introduction of LCoS microdisplay products. We are also considering licensing other technologies from other companies that could be optimized on our LCD manufacturing line as well as entering into further alliances. We expect to continue to devote substantial resources to research and development, focusing, especially in the near term, on our LCoS microdisplay technology and related products. As a result, the actual dollar amount of our research and technology expenses will continue to increase.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales increased 39.2% to $31.6 million in the three months ended June 30, 1999 from $22.7 million in the three months ended June 30, 1998. This increase was the result of several new programs, primarily for Motorola. Motorola accounted for approximately 85.1% of our net sales in the three months ended June 30, 1999 as compared with approximately 52.9% in the three months ended June 30, 1988.

         COST OF SALES. Cost of sales increased to 79.4% of net sales in the three months ended June 30, 1999 from 75.4% in the three months ended June 30, 1998. This percentage increase resulted primarily from significant price pressure in the LCD module markets, especially affecting higher volume programs in the wireless communications industry. In addition, high volume programs that generally produce lower gross margins represented a larger percentage of net sales, thereby reducing overall gross margin. Our gross margin was also adversely impacted by the high fixed costs associated with the new Beijing facility. In the three months ended June 30, 1999, our operations in Beijing produced a gross profit contribution of $616,000 on net sales of $9.5 million, corresponding to a gross margin in our Beijing facility of 6.5%.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased 38.9% to $2.5 million in the three months ended June 30, 1999 from $1.8 million in the three months ended June 30, 1998. Selling, general, and administrative expense was 7.9% of net sales in the three months ended June 30, 1999 compared to 8.0% in the three months ended June 30, 1998. The increase in selling, general, and administrative expense reflected the continued expansion of our business. In particular, in the three months ended June 30, 1999, we incurred approximately $400,000 of marketing and administrative expenditures relating to the LCoS microdisplay business compared to approximately $50,000 in the three months ended June 30, 1998.

         RESEARCH AND TECHNOLOGY EXPENSE. Research and technology expense increased 5.3% to $2.0 million in the three months ended June 30, 1999 from $1.9 million in the three months ended June 30, 1998. Research and technology expense was 6.4% of net sales in the three months ended June 30, 1999 compared to 8.4% in the three months ended June 30, 1998. Although research and technology expense associated with in-process developments on the LCD line decreased in the three months ended June 30, 1999 compared to the same period in 1998, research and technology expense overall increased as the result of the development of new display products and technologies. For example, LCoS microdisplays accounted for approximately $950,000 of research and technology expense in the three months ended June 30, 1999 compared to approximately $550,000 in the three months ended June 30, 1998.

         OTHER INCOME (EXPENSE), NET. Other expense in the three months ended June 30, 1999 was $214,000 compared to other income of $124,000 in the three months ended June 30, 1998. The difference was a result of increased interest expense and reduced interest income. The increase in interest expense was primarily a result of additional borrowing incurred in connection with the stock repurchase program and increased borrowings on our working line of credit.

          PROVISION FOR (BENEFIT FROM) INCOME TAXES. We had a provision for income taxes of $742,000 in the three months ended June 30, 1999 compared to a provision for income taxes of $869,000 in the three months ended June 30, 1998. This change resulted primarily from lower pre-tax income in the three months ended June 30, 1999 compared to the same period in 1998. The tax rate decreased to 41.6% in the three months ended June 30, 1999 compared to 43.6% in the three months ended June 30, 1998. The increased tax rate in the three months ended June 30, 1998 resulted primarily from losses in Beijing for which we did not receive a tax benefit proportionate to our tax rate elsewhere in the world. In the second half of 1999, we expect our overall tax rate to be approximately 42.0%.

         NET INCOME (LOSS). Net income decreased 9.1% to $1.0 million, or $0.15 per diluted share, in the three months ended June 30, 1999 from $1.1 million, or $0.14 per diluted share, in the three months ended June 30, 1998. Excluding LCoS microdisplay related expenses, our net income in the three months ended June 30, 1999 was approximately $1.8 million, or $0.25 per diluted share.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

         NET SALES. Net sales increased 32.5% to $54.6 million in the six months ended June 30, 1999 from $41.2 million in the six months ended June 30, 1998. This increase was the result of several new programs, primarily for Motorola.

         COST OF SALES. Cost of sales increased to 83.0% of net sales in the six months ended June 30, 1999 from 74.8% in the six months ended June 30, 1998. This percentage increase resulted primarily from significant price pressure in the LCD module markets, especially affecting higher volume programs in the wireless communications industry. In addition, high volume programs that generally produce lower gross margins represented a larger percentage of net sales in the first six months of 1999, thereby reducing overall gross margin. Our gross margin in the six months ended June 30, 1999 was also adversely impacted by the under-utilization of our facility in Manila during the first quarter of 1999, partly related to material shortages and allocation of manufacturing to our new Beijing facility. Utilization of the Manila facility improved during the second quarter of 1999. In addition, in late 1998 and early 1999, we moved the labor-intensive portion of our Arizona LCD line and certain chip-on-glass equipment to Manila. Inefficiencies related to the start-up of the new lines adversely affected manufacturing yields in Manila during the first quarter of 1999. However, yields improved as the facility became fully operational in the second quarter. In addition, high fixed overhead costs associated with our new Beijing facility adversely impacted gross margins during the first six months of 1999. In the first six months of 1999, our operations in Beijing produced a gross profit contribution of $349,000 on net sales of $16.4 million, corresponding to a gross margin in our Beijing facility of 2.1%.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased 44.1% to $4.9 million in the six months ended June 30, 1999 from $3.4 million in the six months ended June 30, 1998. Selling, general, and administrative expense was 9.0% of net sales in the six months ended June 30, 1999 compared to 8.3% in the six months ended June 30, 1998. The increase in selling, general, and administrative expense reflected the continued expansion of our business. In particular, in the first half of 1999, we incurred approximately $800,000 of marketing and administrative expenditures relating to our LCoS microdisplay business compared to approximately $100,000 in the first six months of 1998.

         RESEARCH AND TECHNOLOGY EXPENSE. Research and technology expense increased 5.6% to $3.8 million in the six months ended June 30, 1999 from $3.6 million in the six months ended June 30, 1998. Research and technology expense was 7.0% of net sales in the six months ended June 30, 1999 compared to 8.8% in the six months ended June 30, 1998. Although research and technology expense associated with in-process developments on the LCD line decreased in the first six months of 1999, research and technology expense overall increased as the result of the development of new display products and technologies. For example, LCoS microdisplays accounted for approximately $1.8 million of research and technology expense in the first six months of 1999 compared to approximately $1.0 million in the first six months of 1998.

         OTHER INCOME (EXPENSE), NET. Other expense in the six months ended June 30, 1999 was $399,000 compared to other income of $299,000 in the six months ended June 30, 1998. The difference was a result of increased interest expense and reduced interest income. The increase in interest expense was primarily a result of additional borrowing incurred in connection with our stock repurchase program and increased borrowings on our working capital line of credit. Reduced interest income was a result of lower cash balances.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES. We had a benefit from income taxes of $218,000 for the six months ended June 30, 1999 compared to a provision for income taxes of $1.5 million for the six months ended June 30, 1998. This change resulted primarily from lower pre-tax income in the six months ended June 30, 1999 compared to the same period in 1998. In addition, we recorded a tax benefit in the first quarter of 1999 relating to a state income tax refund. In the second half of 1999, we expect our overall tax rate to be approximately 42.0%.

         NET INCOME (LOSS). Net income decreased 81.0% to $398,000, or $0.06 per diluted share, in the six months ended June 30, 1999 from $2.1 million, or $0.26 per diluted share, in the six months ended June 30, 1998. Excluding LCoS microdisplay related expenses, our net income for the six months ended June 30, 1999 was approximately $1.9 million, or $0.27 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, we had cash and cash equivalents of $5.8 million compared to cash and cash equivalents of $4.9 million at December 31, 1998.

         During the first six months of 1999, we had $827,000 in net cash flow from operations compared to $2.0 million in net cash outflow from operations during the first six months of 1998. Cash flow from operations improved primarily as a result of a smaller increase in inventories during the six months ended June 30, 1999 than during the comparable 1998 period, although this improvement was offset by a greater increase in accounts receivable, primarily as a result of increased sales. In addition, one of our major customers has lengthened the payment terms to all of its vendors, including us. We anticipate that accounts receivable will continue to increase during the balance of 1999 if net sales increase, but we expect that inventory balances will level out as we strive to increase inventory turns. Depreciation expense was $2.6 million in the first six months of 1999 compared to $2.2 million in the first six months of 1998. This increase was primarily a result of an increased number of starts on the LCD manufacturing line in Arizona. The high-volume LCD line is depreciated on a units of production method based on units started.

         Our working capital was $22.0 million at June 30, 1999, down from $24.8 million at December 31, 1998. Our current ratio at June 30, 1999 was 1.8-to-1 compared to 2.5-to-1 at December 31, 1998. The reduction in our working capital and current ratio occurred primarily because of our substantial investments in fixed assets in Beijing, including our new facility. Including our cash, cash equivalents, and available credit facilities, we had approximately $15.8 million in readily available funds at June 30, 1999 compared to $21.9 million at December 31, 1998.

         In November 1998, we entered into a new $25.0 million secured credit facility with Imperial Bank and the National Bank of Canada. The credit facility consists of a $15.0 million revolving line of credit that matures in 2000, which is available for general corporate purposes, and a $10.0 million term loan facility that matures in 2004, which provides available funds to repurchase our common stock. At June 30, 1999, $8.1 million of borrowings were outstanding under the term loan facility as a result of our purchase of almost one million shares of our own common stock. Advances under the facilities may be made as prime rate advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR rate advances, which bear interest at 175 basis points in excess of the LIBOR base rate for the general facility and 237.5 basis points in excess of the LIBOR base rate for the repurchase facility. All outstanding borrowings are prime rate advances.

         Capital expenditures during the first half of 1999 were approximately $5.1 million compared to $4.9 million during the first half of 1998. Capital expenditures for the first half of 1999 consisted primarily of $3.8 million for equipment and construction costs relating to our manufacturing facility in Beijing and $1.3 million for manufacturing and office equipment for our operations in Manila and Arizona. We anticipate the initial facilities and capital cost for our operations in Beijing to be approximately $10.0 to $12.0 million. We expect to incur additional capital costs as we add additional manufacturing lines in Beijing. To date, we have expended approximately $9.1 million in Beijing for manufacturing, equipment, building construction, and land costs.

         In July 1999, we purchased certain assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays for approximately $3.0 million in cash and warrants to purchase 70,000 shares of our common stock. Substantially all of the purchase price will be allocated to depreciable assets, tooling and mask rights, and amortizable licenses.

         We believe that our existing balances of cash and cash equivalents, anticipated cash flows from operations, the proceeds of this offering, and available and anticipated credit lines will provide adequate sources to fund our operations and planned expenditures through 2000. We may have to expand our loan commitments or pursue alternate methods of financing or raising capital, however, should we encounter additional cash requirements. For example, accounts receivable and inventory could rise faster than anticipated if revenue levels increase more than currently anticipated. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, that may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

EFFECTS OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

         The results of our operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. We generally sell our products and services and negotiate purchase orders with our foreign suppliers in U.S. dollars. The sub-assembly agreement relating to our operations in Manila, however, is based on a fixed conversion rate, exposing us to exchange rate fluctuations with the Philippine peso. We have not incurred any material exchange gains or losses to date. There has been some minor benefit as a result of the peso devaluation, although we are now required to pay approximately one-third of any peso devaluation gain to our lessor and direct labor subcontractor in Manila.

         We commenced operations in Beijing in 1998. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There is general speculation that China may devalue its currency in response to recent devaluations by several Asian countries as a result of East Asia's economic crisis. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although we from time to time may enter into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, there can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our operations.

YEAR 2000 COMPLIANCE DISCLOSURE

         Many existing computer programs and databases use only two digits to identify a year in the date field. For example, 99 would represent 1999. These programs and databases were designed and developed without considering the impact of the upcoming millennium. Consequently, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or create erroneous results in 2000.

         OUR STATE OF READINESS

         We have completed an assessment of all of our internal and external systems and processes with respect to the year 2000 issue. In response to this assessment, we have created a multi-functional year 2000 task force to resolve any non-compliant year 2000 systems or processes. This group is currently on schedule to complete this task during the third quarter of 1999. We plan to continuously test all of our internal and external systems and processes, including the associated year 2000 fixes, for year 2000 compliance during 1999. As part of this process, we have assessed the potential impact of year 2000 failures from vendors and other companies upon our business and currently are taking steps to minimize that risk. Based on our current state of readiness and the actions we are currently taking, including installing backup processes and systems, we do not believe that the year 2000 problem will have a material adverse effect on our financial position, liquidity, or operations.

         OUR COSTS OF YEAR 2000 COMPLIANCE

         We estimate that our total costs of year 2000 compliance will be less than $300,000. These costs include updating of computer software and hardware manufacturing equipment, as well as employment and other out-of-pocket costs. To date we have spent $224,000 for the upgrade and testing of our systems.

         RISKS OF YEAR 2000 ISSUES

         We procure a significant amount of raw materials used in our manufacturing processes from foreign vendors. As a result, we may be at risk from foreign companies and countries that are not taking adequate measures to ensure year 2000 compliance or that may not be at the same level of preparedness as companies in the United States. For example, economic problems in Asia may affect or divert resources with respect to the year 2000 issue. Failure of those foreign countries and companies to be year 2000 compliant may cause material shortages that could adversely impact our manufacturing operations. In addition, we currently have significant manufacturing operations in Manila and Beijing. As a result, we may be at risk with respect to suppliers of necessary resources, such as power or water, that may not be year 2000 compliant. For example, brownouts or blackouts may occur due to lack of year 2000 compliance. In addition, some of our customers may experience catastrophic year 2000 failures, including prolonged interruptions in factory production, in which case they may have a reduced demand for our products.

         OUR CONTINGENCY PLANS

         We are developing contingency plans with respect to significant year 2000 issues that are within our control. For example, we are in the process of assessing and verifying the year 2000 compliance of our international and domestic raw material vendors. Verification will be accomplished through the use of written inquiries to suppliers, certifications, audits, and information provided by suppliers on their websites. We intend to replace any vendors found not to be year 2000 compliant with vendors that are year 2000 compliant. In the construction of our new Beijing facility, we procured material, processes, and equipment that are year 2000 compliant. We also are investigating the use of stand-by generators for our plants in the event of local power failures. We are investigating transferring our manufacturing processes to alternate manufacturing facilities if external factors beyond our control relative to the year 2000 issue occur and we cannot conduct manufacturing operations at any particular facility.


                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on April 22, 1999. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

              Nominees                    Votes in Favor          Withheld/Against
              --------                    --------------          ----------------
              Jeffrey D. Buchanan           5,639,137                  184,786
              David C. Malmberg             5,642,761                  181,162
              Thomas H. Werner              5,640,051                  183,872
              Kenneth M. Julien             5,635,781                  188,142
              Gary R. Long                  5,639,261                  184,662

         The following items were also voted upon and approved by the
Stockholders:

         (a) To approve the amendment to the 1998 Stock Option Plan (the "1998 Plan").

              Votes in Favor               Opposed                     Abstain
              --------------               -------                     -------
                   5,406,596               384,421                     32,906

         (b) To ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 1999.

              Votes in Favor               Opposed                     Abstain
              --------------               -------                     -------
                   5,713,146               90,204                      20,573

ITEM 5.           OTHER MATTERS

         Effective July 12, 1999, David R. Buchanan resigned as Acting President and Chief Executive Officer of the Company and Jack L. Saltich was named President and Chief Executive Officer. He was also elected a director on July 22, 1999. Prior to joining the Company, Mr. Saltich served as Vice President of Advanced Micro Devices from 1993 until July 1999 and as Executive Vice President of Applied Micro Circuits Corp. from 1991 until 1993. He is to receive a base salary of $320,000 and is eligible to participate in the incentive compensation plan, stock option plans and other generally available benefit programs. He was granted stock options to purchase 200,000 shares of the Company's Common Stock under the 1998 Stock Option Plan. The options vest over a four-year period and are exercisable at fair market value as of the date of grant.

         Mr. David Buchanan is expected to continue as a consultant with the Company upon terms yet to be determined.


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


                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                                  (Registrant)



     Dated:   July 28, 1999            By:   /s/ Jeffrey D. Buchanan
                                             --------------------------
                                       Name: Jeffrey D. Buchanan
                                             Its:     Executive Vice President;
                                                      Chief Financial Officer