Form 10-Q
period 1999-09-30
THREE FIVE SYSTEMS INC
filed 1999-10-21
CIK 32272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X                 NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                      OUTSTANDING AS OF SEPTEMBER 30, 1999

Common                                                  9,051,466
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS







                                             PART I - FINANCIAL INFORMATION

                                                                                                              Page

ITEM 1.           FINANCIAL STATEMENTS:
                  Consolidated Balance Sheets -
                           September 30, 1999 and December 31, 1998...........................................   1

                  Consolidated Statements of Income (Loss) -
                           Three Months and Nine Months Ended September 30, 1999 and 1998.....................   2

                  Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 1999 and 1998......................................   3

                  Notes to Consolidated Financial Statements..................................................   4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................   6



                                             PART II - OTHER INFORMATION
ITEM 5.           OTHER INFORMATION...........................................................................  13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K............................................................  13

SIGNATURES....................................................................................................  14


ITEM 1. FINANCIAL STATEMENTS


                            THREE-FIVE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                         1999                1998
                                                                                         ----                ----
                                                                                      (unaudited)
                                    ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                 $        7,474        $        4,946
      Accounts receivable, net                                                          25,752                18,601
      Receivable from equity offering                                                   36,592                     -
      Inventories, net                                                                  15,265                12,493
      Deferred tax asset                                                                 2,649                 2,680
      Other current assets                                                               1,692                 2,313
                                                                                  -------------          ------------
         Total current assets                                                           89,424                41,033

PROPERTY, PLANT AND EQUIPMENT, net                                                      39,919                33,314

OTHER ASSETS                                                                             3,525                 3,557
                                                                                  -------------          ------------
                                                                                $      132,868        $       77,904
                                                                                  =============          ============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                          $       16,336        $       10,649
      Accrued liabilities                                                                5,364                 4,673
      Current taxes payable                                                                580                   235
      Notes payable                                                                      9,000                     -
      Current portion of long-term debt                                                  1,866                   651
                                                                                  -------------          ------------
         Total current liabilities                                                      33,146                16,208
                                                                                  -------------          ------------

LONG-TERM DEBT                                                                           6,229                 7,444
                                                                                  -------------          ------------

DEFERRED TAX LIABILITY                                                                   3,104                 3,156
                                                                                  -------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock                                                                          91                    80
      Additional paid-in capital                                                        61,008                32,484
      Retained earnings                                                                 29,284                26,849
      Cumulative translation adjustment                                                      6                     8
      Less - Treasury stock, at cost                                                         -               (8,325)
                                                                                  -------------          ------------
         Total stockholders' equity                                                     90,389                51,096
                                                                                  -------------          ------------

                                                                                $      132,868         $      77,904
                                                                                  =============          ============


The accompanying notes are an integral part of these consolidated statements.

                            THREE-FIVE SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)
                    (in thousands, except per share amounts)


                                                            THREE MONTHS                           NINE MONTHS
                                                         ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                 ------------------------------------  ------------------------------------
                                                        1999               1998               1999               1998
                                                 -----------------   ----------------  -----------------  -----------------


NET SALES                                        $         42,723    $        24,572   $         97,367   $         65,733
                                                   ---------------     --------------     --------------    ---------------

COSTS AND EXPENSES:
   Cost of sales                                           33,882             22,243             79,176             53,025
   Selling, general and administrative                      2,741              1,721              7,683              5,155
   Research and technology                                  2,427              1,250              6,256              4,843
                                                   ---------------     --------------     --------------    ---------------
                                                           39,050             25,214             93,115             63,023
                                                   ---------------     --------------     --------------    ---------------

     Operating income (loss)                                3,673              (642)              4,252              2,710

OTHER INCOME (EXPENSE):
   Interest, net                                            (152)                (4)              (518)                317
   Other, net                                                 (8)               (48)               (41)               (70)
                                                   ---------------     --------------     --------------    ---------------

INCOME (LOSS) BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAXES                                 3,513              (694)              3,693              2,957
   Provision for (benefit from)  income taxes               1,476              (291)              1,258              1,242
                                                   ---------------     --------------     --------------    ---------------

NET INCOME (LOSS)                                $          2,037    $         (403)   $          2,435   $          1,715
                                                   ===============     ==============     ==============    ===============

EARNINGS (LOSS) PER COMMON SHARE
   Basic                                         $           0.29    $        (0.05)   $           0.35   $           0.22
                                                   ===============     ==============     ==============    ===============
   Diluted                                       $           0.28    $        (0.05)   $           0.34   $           0.21
                                                   ===============     ==============     ==============    ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
   Basic                                                    7,110              7,656              7,035              7,826
                                                   ===============     ==============     ==============    ===============
   Diluted                                                  7,321              7,656              7,165              8,021
                                                   ===============     ==============     ==============    ===============


The accompanying notes are an integral part of these consolidated statements.

                               THREE-FIVE SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                     (in thousands)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                            -------------------------------------------
                                                                                1999                          1998
                                                                            -------------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $        2,435               $         1,715
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                 4,330                         3,347
     Provision for accounts receivable valuation reserves                            174                            22
     Provision for (reduction of) inventory valuation reserves                     2,208                         (748)
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                           (7,324)                       (3,707)
     (Increase) in inventories                                                   (4,980)                       (4,423)
     (Increase) decrease in other assets                                             626                         (490)
     Increase (decrease) in accounts payable and accrued liabilities               6,378                       (2,671)
     Increase in taxes payable, net                                                  323                         1,054
                                                                            -------------                 -------------
       Net cash provided by (used in) operating activities                         4,170                       (5,901)
                                                                            -------------                 -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                   (10,907)                       (6,356)
   Investments                                                                         -                       (2,420)
                                                                            -------------                 -------------
       Net cash used in investing activities                                    (10,907)                       (8,776)
                                                                            -------------                 -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from notes payable to banks                                        9,000                         9,600
   Stock options exercised                                                            76                            64
   Expenses paid in connection with equity offering                                (363)                             -
   Warrants issued                                                                   555                             -
   Purchase of treasury stock, net                                                     -                       (4,646)
                                                                            -------------                 -------------
       Net cash provided by financing activities                                   9,268                         5,018
                                                                            -------------                 -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                                       (3)                           (6)
                                                                            -------------                 -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,528                       (9,665)
CASH AND CASH EQUIVALENTS, beginning of period                                     4,946                        16,371
                                                                            -------------                 -------------

CASH AND CASH EQUIVALENTS, end of period                                  $        7,474               $         6,706
                                                                            =============                 =============


The accompanying notes are an integral part of these consolidated statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A The accompanying unaudited Consolidated Financial Statements of Three-Five Systems, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the December 31, 1998 financial statements and accompanying notes thereto.

Note B Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods. In computing diluted earnings per common share for the three months ended September 30, 1998, no common share equivalents were considered in the calculation as the effect was antidilutive. Diluted earnings per share for all other periods presented are determined assuming that the options were exercised at the beginning of the period or at the time of issuance, if later.

Note C   Inventories consist of the following at:


                                                     September 30, 1999          December 31, 1998
                                                     ------------------          -----------------
                                                       (unaudited)
                                                                     (in thousands)
              Raw Materials                                 $10,805                     $ 9,367
              Work-in-process                                 2,510                       1,459
              Finished Good                                   1,950                       1,667
                                                            -------                     -------
                                                            $15,265                     $12,493
                                                            =======                     =======


Note D   Property, plant, and equipment consist of the following at:


                                                     September 30, 1999          December 31, 1998
                                                     ------------------          -----------------
                                                       (unaudited)
                                                                     (in thousands)
              Building and improvements                     $16,230                     $13,031
              Furniture and equipment                        45,031                      37,324
                                                             ------                     -------
                                                             61,261                      50,355
              Less accumulated depreciation                 (21,342)                    (17,041)
                                                             ------                      ------
                                                            $39,919                     $33,314
                                                             ======                      ======


Note E    Segment information:

          Management monitors and evaluates the financial performance of the Company's operations by its four operating segments located in various parts of the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

          The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments.

      Three Months Ended           United        United
      September 30, 1999           States        Kingdom         China      Philippines    Eliminations      Total
      ------------------           ------        -------         -----      -----------    ------------      -----
         (unaudited)
Net sales                       $   17,073    $   21,267     $    4,383    $        -     $         -     $  42,723
Intersegment sales                  22,598             -          5,599           767        (28,964)             -
Income before provision for
   income taxes                      1,916         1,050            515            16              16         3,513



      Three Months Ended           United        United
      September 30, 1998           States        Kingdom         China      Philippines    Eliminations      Total
      ------------------           ------        -------         -----      -----------    ------------      -----
         (unaudited)
Net sales                       $   13,566      $ 10,473     $      533    $        -     $        -      $  24,572
Intersegment sales                  10,307             -              -           685        (10,992)             -
Income (loss) before
   provision for (benefit
   from) income taxes                (906)           458          (328)             2              80         (694)



      Nine Months Ended            United        United
      September 30, 1999           States        Kingdom         China      Philippines    Eliminations      Total
      ------------------           ------        -------         -----      -----------    ------------      -----
         (unaudited)
Net sales                       $   34,556    $   45,843     $   16,968    $        -     $         -     $  97,367
Intersegment sales                  56,116             -          9,438         2,362        (67,916)             -
Income before provision for
   income taxes                      1,307         1,432            864            47              43         3,693



      Nine Months Ended            United        United
      September 30, 1998           States        Kingdom         China      Philippines    Eliminations      Total
      ------------------           ------        -------         -----      -----------    ------------      -----
         (unaudited)
Net sales                       $   43,636      $ 21,564     $      533    $       -      $        -      $  65,733
Intersegment sales                  21,519             -              -         2,010        (23,529)             -
Income (loss) before
   provision for (benefit
   from) income taxes                2,730           855          (710)            39              43         2,957


Note F        Comprehensive income (in thousands) during:

                                                          1999              1998
                                                          ----              ----
              Three months ended September 30           $2,032            $(395)
              Nine months ended September 30             2,432             1,709


Note G        Equity Offering

              The Company sold approximately 2.0 million shares of its common stock in a secondary offering on September 27, 1999. Since it did not receive the $36.6 million in proceeds from that offering until October 1, 1999, those proceeds were reflected as "Receivable from Equity Offering" in the September 30, 1999 balance sheet. Taking into account expenses, the net proceeds from the equity offering were $36.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         Except for the historical information contained herein, this Report contains forward-looking statements, including those relating to margins, pricing pressures, quarterly fluctuations, the impact of our China facility, material shortages, research and technology expenses that involve risks and uncertainties that could cause actual results to differ materially.

         We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers' products, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 1998 and our Report on Form S-3 (Registration No. 333-84083) as declared effective by the Securities and Exchange Commission on September 27, 1999.

OVERVIEW

         We offer advanced design and manufacturing services to original equipment manufacturers, commonly referred to as OEMs. We specialize in custom display modules utilizing liquid crystal display, or LCD, components and technology. Our LCD modules have varying levels of integration. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services, which usually increase our profit margins, by assembling additional components onto the module based upon the specific needs of the customer. These additional components include such items as key pads, plastics, speakers, light guides, and optics.

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

         We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers, including Hewlett-Packard. Motorola accounted for 65.1% of our net sales in 1996, 34.6% in 1997, and 63.6% in 1998. Since mid-1998, we
increased our penetration at Motorola by being involved in more programs and selling to more geographical regions. As a result, in the first nine months of 1999, net sales to Motorola increased at a faster rate than net sales to our other customers and represented 84.3% of our net sales. Hewlett-Packard accounted for 32.0% of our net sales in 1997 and less than 10.0% in 1998 and the first nine months of 1999. This percentage decrease occurred as several older Hewlett-Packard programs matured. In addition, new programs launched by Hewlett-Packard in 1998 either did not require our LCD modules or required less complex, lower cost modules.

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

         In early 1998, we decided to open a similar display module manufacturing facility in Beijing. Within six months, we located a temporary manufacturing facility, equipped the facility, trained our personnel, qualified the facility for customers, and qualified products manufactured at the facility. As we began manufacturing operations in Beijing in the second and third quarters of 1998, however, we incurred costs in advance of the receipt of significant sales. These incremental Beijing-based expenses were reflected in our cost of sales. We began manufacturing in volume in Beijing in our temporary facility in the fourth quarter of 1998. We commenced construction of our permanent Beijing facility in late 1998. This facility was substantially completed in early July 1999, and in September 1999 all of our product in China was manufactured in the permanent facility.

         Selling, general, and administrative expense consists principally of administrative and selling costs, salaries, commissions, and benefits to personnel and related facility costs. We make substantially all of our sales directly to OEMs, and our sales force consists of a small number of direct technical sales persons. As a result, there is no material cost of distribution in our selling, general, and administrative expense. Selling, general, and administrative expense has increased as we have expanded our business and increased our diversification efforts. In addition, we have recently incurred substantial marketing and administrative expenses in connection with our LCoS(TM) microdisplay business.

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

         Since 1997, we have been working on the development of LCoS microdisplays. In 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In early 1999, National decided to close its microdisplay business unit, and in connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National relating to LCoS microdisplays for approximately $3.0 million in cash and warrants to purchase 70,000 shares of our common stock in a transaction valued at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National to assist in the implementation of the acquired technologies.

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

         In August 1999, we licensed the microdisplay technology of S-Vision Corporation, a former microdisplay competitor that recently ceased operations. This license is an irrevocable, royalty free, fully paid-up, worldwide license to manufacture and package certain microdisplay products and patented optical engines.

         In October 1999, we entered into a strategic sourcing alliance with Tecdis, S.p.A., an Italian passive matrix display company. Under the terms of that alliance, among other things, we will contribute funds to start up a semiconductor design company. The purpose of that start-up company will be to design application specific integrated circuits used to drive LCDs.

         These acquisitions, investments, and licenses will result in increased research and technology expenses as we expand our LCoS microdisplay development efforts in preparation for the commercial introduction of LCoS microdisplay products. We are also considering licensing other technologies from other companies that could be optimized on our LCD manufacturing line as well as entering into further alliances. We expect to continue to devote substantial resources to research and technology, focusing, especially in the near term, on our LCoS microdisplay technology and related products. As a result, the actual dollar amount of our research and technology expenses will continue to increase.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales increased 73.6% to $42.7 million in the three months ended September 30, 1999 from $24.6 million in the three months ended September 30, 1998. This increase was the result of several new programs, primarily for Motorola.

         COST OF SALES. Cost of sales decreased to 79.3% of net sales in the three months ended September 30, 1999 from 90.5% in the three months ended September 30, 1998. Our cost of sales in the three months ended September 30, 1998 was adversely impacted by delayed program start-ups, yield issues related to new programs, and start-up expenses for our Beijing factory. None of those factors were relevant in the third quarter of 1999. As a result of significant competitive pricing pressures in the LCD module market, we expect the cost of sales to remain in this range for the next several quarters.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased 58.8% to $2.7 million in the three months ended September 30, 1999 from $1.7 million in the three months ended September 30, 1998. The increase in selling, general, and administrative expense mostly relates to the continued expansion of our LCoS microdisplay business. In particular, in the third quarter of 1999, we incurred approximately $600,000 of marketing and administrative expenditures relating to our LCoS microdisplay business compared to approximately $80,000 in the third quarter of 1998. As a percentage of net sales, selling, general, and administrative expense decreased to 6.4% in the three months ended September 30, 1999 compared to 7.0% in the three months ended September 30, 1998. This was as a result of increased sales.

         RESEARCH AND TECHNOLOGY EXPENSE. Research and technology expense increased 84.6% to $2.4 million in the three months ended September 30, 1999 from $1.3 million in the three months ended September 30, 1998. Research and technology expense was 5.7% of net sales in the three months ended September 30, 1999 compared to 5.1% in the three months ended September 30, 1998. Research and technology expense overall increased as the result of the development of new display products and technologies, primarily LCoS microdisplays. LCoS microdisplays accounted for approximately $1.2 million of research and technology expense in the three months ended September 30, 1999 compared to approximately $500,000 in the three months ended September 30, 1998.

         OTHER INCOME (EXPENSE), NET. Other expense in the three months ended September 30, 1999 was $160,000 compared to other expense of $52,000 in the three months ended September 30, 1998. The difference was a result of increased interest expense and reduced interest income. The increase in interest expense was primarily a result of additional borrowing incurred in connection with our stock repurchase program and increased borrowings on our working capital line of credit. Reduced interest income was a result of lower cash balances.

         PROVISION FOR INCOME TAXES. We had a provision for income taxes of $1.5 million in the three months ended September 30, 1999 compared to a benefit from income taxes of $291,000 for the quarter ended September 30, 1998. This change resulted from having income in the three months ended September 30, 1999 compared to a net loss in the same period in 1998.

         NET INCOME. Net income was $2.0 million, or $0.28 per diluted share, in the three months ended September 30, 1999 as compared with a net loss of $403,000, or $0.05 per diluted share, in the three months ended September 30, 1998. Excluding LCoS microdisplay related expenses, our net income for our core passive display business for the three months ended September 30, 1999 was approximately $3.1 million, or $0.42 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales increased 48.2% to $97.4 million in the nine months ended September 30, 1999 from $65.7 million in the nine months ended September 30, 1998. This increase was the result of several new programs, primarily for Motorola.

         COST OF SALES. Cost of sales increased to 81.3% of net sales in the nine months ended September 30, 1999 from 80.7% in the nine months ended September 30, 1998. This percentage increase resulted primarily from significant competitive price pressure in the LCD module market, especially affecting higher volume programs in the wireless communications industry. In addition, in late 1998 and early 1999, we moved the labor-intensive portion of our Arizona LCD line and certain chip-on-glass equipment to Manila. Inefficiencies related to the start-up of the new lines adversely affected manufacturing yields in Manila during the first quarter of 1999. However, yields improved as the facility became fully operational in the second quarter of 1999.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased 48.1% to $7.7 million in the nine months ended September 30, 1999 from $5.2 million in the nine months ended September 30, 1998. Selling, general, and administrative expense was 7.9% of net sales in the nine months ended September 30, 1999 compared to 7.8% in the nine months ended September 30, 1998. Although we have leveraged our selling, general, and administrative costs in our core passive matrix display business, we have increased the selling, general, and administrative costs that relate to our LCoS microdisplay business. In the first nine months of 1999, we incurred approximately $1.4 million of marketing and administrative expenditures relating to our LCoS microdisplay business compared to approximately $170,000 in the first nine months of 1998.

         RESEARCH AND TECHNOLOGY EXPENSE. Research and technology expense increased 31.3% to $6.3 million in the nine months ended September 30, 1999 from $4.8 million in the nine months ended September 30, 1998. Research and technology expense was 6.4% of net sales in the nine months ended September 30, 1999 compared to 7.4% in the nine months ended September 30, 1998. Although research and technology expense associated with in-process developments on the LCD line decreased in the nine months ended September 30, 1999, research and technology expense overall increased as the result of the development of new display products and technologies. For example, LCoS microdisplays accounted for approximately $3.0 million of research and technology expense in the nine months ended September 30, 1999 compared to approximately $1.5 million in the nine months ended September 30, 1998.

         OTHER INCOME (EXPENSE), NET. Other expense in the nine months ended September 30, 1999 was $559,000 compared to other income of $247,000 in the nine months ended September 30, 1998. The difference was a result of increased interest expense and reduced interest income. The increase in interest expense was primarily a result of additional borrowing incurred in connection with our stock repurchase program and increased borrowings on our working capital line of credit. Reduced interest income was a result of lower cash balances.

         PROVISION FOR INCOME TAXES. We had a provision for income taxes of $1.3 million in the nine months ended September 30, 1999 compared to a provision for income taxes of $1.2 million in the nine months ended September 30, 1998. Although we had higher pre-tax income in the nine months ended September 30, 1999 compared to the same period in 1998, we recorded a one-time tax benefit in the first quarter of 1999 relating to a state income tax refund. Excluding this one-time item, however, our tax rate has generally been between 38% and 42% in the last two years. We expect the rate to be approximately 40% in 2000.

         NET INCOME. Net income increased 41% to $2.4 million, or $0.34 per diluted share, in the nine months ended September 30, 1999 from $1.7 million, or $0.21 per diluted share, in the nine months ended September 30, 1998. Excluding LCoS microdisplay related expenses, our net income for our core passive display business for the nine months ended September 30, 1999 was approximately $4.9 million, or $0.69 per diluted share.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents unaudited consolidated statement of operations data for each of the seven quarters in the period ended September 30, 1999, as well as such data expressed as a percentage of net sales. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.


                                                                                QUARTERS ENDED
                                               ---------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
                                                                   1998                                    1999
                                               ------------------------------------------     ----------------------------------
                                                 MAR 31      JUN 30     SEPT 30     DEC 31     MAR 31      JUN 30     SEPT 30
                                                 ------      ------     -------     ------     ------      ------     -------
Net sales                                      $ 18,479    $ 22,682    $  24,572  $ 29,314    $  23,044  $  31,600   $  42,723
                                               --------    --------    ---------  --------    ---------  ---------   ---------
Cost and expenses:
  Cost of sales                                  13,687      17,095       22,243    23,124       20,191     25,103      33,882
  Selling, general, and administrative            1,619       1,815        1,721     2,179        2,449      2,493       2,741
  Research and technology                         1,689       1,904        1,250     2,316        1,821      2,008       2,427
                                               --------    --------    ---------  --------    ---------  ---------   ---------
                                                 16,995      20,814       25,214    27,619       24,461     29,604      39,050
                                               --------    --------    ---------  --------    ---------  ---------   ---------
Operating income (loss)                           1,484       1,868        (642)     1,695      (1,417)      1,996       3,673
Other income (expense), net                         175         124         (52)     (289)        (185)      (214)       (160)
                                               --------    --------    ---------  --------    ---------  ---------    --------
Income (loss) before provision for (benefit
  from) income taxes                              1,659       1,992        (694)     1,406      (1,602)      1,782       3,513
Provision for (benefit from) income taxes           664         869        (291)       531        (960)        742       1,476
                                               --------    --------    ---------  --------    ---------  ---------   ---------
Net income (loss)                              $    995    $  1,123    $   (403)  $    875    $   (642)  $   1,040   $   2,037
                                               ========    ========    =========  ========    =========  =========   =========





                                                                           PERCENTAGE OF NET SALES
                                                                                QUARTERS ENDED
                                               ---------------------------------------------------------------------------------

                                                                    1998                                    1999
                                               ------------------------------------------     ----------------------------------
                                                 MAR 31      JUN 30     SEPT 30     DEC 31     MAR 31      JUN 30     SEPT 30
                                                 ------      ------     -------     ------     ------      ------     -------
Net sales                                        100.0%      100.0%      100.0%     100.0%      100.0%     100.0%      100.0%
                                                ------      ------      ------     ------      ------     ------       -----
Cost and expenses:
  Cost of sales                                   74.1        75.4        90.5       78.9        87.6       79.4        79.3
  Selling, general, and administrative             8.8         8.0         7.0        7.4        10.6        7.9         6.4
  Research and technology                          9.1         8.4         5.1        7.9         7.9        6.4         5.7
                                               -------     -------     -------    -------      ------     ------     -------
                                                  92.0        91.8       102.6       94.2       106.1       93.7        91.4
                                               -------     -------     -------    -------      ------     ------     -------
Operating income (loss)                            8.0         8.2        (2.6)       5.8        (6.1)       6.3         8.6
Other income (expense), net                        1.0         0.6        (0.2)      (1.0)       (0.9)      (0.7)       (0.4)
                                               -------     -------     -------    -------      ------     ------     -------
Income (loss) before provision for (benefit
  from) income taxes                               9.0         8.8        (2.8)       4.8        (7.0)       5.6         8.2
Provision for (benefit from) income taxes          3.6         3.8        (1.2)       1.8        (4.2)       2.3         3.4
                                               -------     -------     -------    -------      ------     ------     -------
Net income (loss)                                  5.4%        5.0%       (1.6)%      3.0%       (2.8)%      3.3%        4.8%
                                               =======     =======     ========   =======      =======    ======     =======

         Historically, we have experienced seasonal fluctuations in our net sales. OEM customers that purchase our products for incorporation into retail products typically increase their purchases during the year-end holiday period and phase out old programs early in the year following holiday sales. As a result, net sales typically peak in the fourth quarter and reach a seasonal low point in the first quarter.

         There is significant pricing pressure in higher volume programs in the wireless communications and office automation industries. In addition, high-volume programs that generally have lower gross margins began to represent a larger percentage of net sales in the second half of 1998, thereby increasing the cost of sales. In the third quarter of 1998, we also started several new programs and incurred substantial start-up costs on those new programs. In the first quarter of 1999, we had an unfavorable product mix, shipping principally lower margin products.
In addition, reduced manufacturing yields and under-absorption of fixed overhead contributed to an increased cost of sales.

         We started new manufacturing operations in Beijing in 1998. Our cost of sales in the second and third quarters of 1998 were adversely affected by start-up costs associated with these operations, which were incurred in advance of the receipt of significant sales.

         In 1998, we continued to expand and intensify our research and technology efforts on proprietary display products, such as LCoS microdisplays, as well as ongoing LCD manufacturing process improvements, including increased use of the LCD manufacturing line at our Arizona facility. Research and technology expense declined in the third quarter of 1998 as process developments on the LCD line subsided and third-party expenditures were postponed. Other expense increased in the last half of 1998 as our cash balances declined and we increased our borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had cash and cash equivalents of $7.5 million compared to cash and cash equivalents of $4.9 million at December 31, 1998. We sold approximately 2.0 million shares of our common stock in a secondary offering on September 27, 1999. Since we did not receive the $36.6 million in proceeds from that offering until October 1, 1999, those proceeds were reflected as "Receivable from Equity Offering" in the September 30, 1999 balance sheet. Taking into account expenses, the net proceeds from the equity offering were $36.2 million.

         During the first nine months of 1999, we had $4.2 million net cash flow from operations compared to $5.9 million in net cash outflow from operations during the first nine months of 1998. Cash flow from operations improved primarily as a result of increased income, depreciation and inventory turns during the nine months ended September 30, 1999 as compared with the same period in 1998.

         Our working capital was $56.3 million at September 30, 1999, up from $24.8 million at December 31, 1998. Our current ratio at September 30, 1999 was 2.7-to-1 compared to 2.5-to-1 at December 31, 1998. The increase in our working capital and current ratio occurred primarily because of the completion of our secondary offering of approximately 2.0 million shares. Including our cash, cash equivalents, and available credit facilities, we had approximately $15.4 million in readily available funds at September 30, 1999 compared to $21.9 million at December 31, 1998. In addition, we had a Receivable from Equity Offering of $36.6 million, the proceeds of which were received on October 1, 1999.

         In November 1998, we entered into a $25.0 million secured credit facility with Imperial Bank and the National Bank of Canada. The credit facility consists of a $15.0 million revolving line of credit that matures in 2000, which is available for general corporate purposes, and a $10.0 million term loan facility that matures in 2004, which provides available funds to repurchase our common stock. At September 30, 1999, $8.1 million of borrowings were outstanding under the term loan facility as a result of our purchase of almost one million shares of our own common stock. In addition, we had a $9.0 million outstanding balance on the revolving line of credit facility. Both loans were paid off in full on October 1, 1999 with the cash proceeds received from the equity offering. As a result of that payoff, the term loan facility has been closed and only the $15.0 million revolving line of credit facility remains available. Advances under that facility may be made as prime rate advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR rate advances, which bear interest at 175 basis points in excess of the LIBOR base rate.

         In July 1999, we purchased certain assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays for approximately $3.0 million in cash and warrants to purchase 70,000 shares of our common stock. Substantially all of the purchase price was allocated to depreciable assets, tooling and mask rights, and amortizable licenses.

          Capital expenditures during the first nine months of 1999 were approximately $10.9 million compared to $6.4 million during the first nine months of 1998. Capital expenditures for the first nine months of 1999 consisted primarily of $5.1 million for equipment and construction costs relating to our manufacturing facility in Beijing and $4.3 million for microdisplays, mostly related to the acquisition of the assets of National Semiconductor's microdisplay business. We anticipated the initial facilities and capital cost for our operations in Beijing to be approximately $10.0 to $12.0 million. We expect to incur additional capital costs as we add additional manufacturing lines in Beijing. To date, we have expended approximately $10.5 million in Beijing for manufacturing, equipment, building construction, and land costs.

         We believe that our existing balances of cash and cash equivalents, anticipated cash flows from operations, the proceeds of the equity offering, and available and anticipated credit lines will provide adequate sources to fund our operations and planned expenditures through 2000. Should we encounter additional cash requirements, however, we may have to expand our loan commitments or pursue alternate methods of financing or raising capital. For example, accounts receivable and inventory could rise faster than anticipated if revenue levels increase more than currently anticipated. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, that may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

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

         We also have manufacturing operations in Beijing, China. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There is general speculation that China may devalue its currency. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although we from time to time we have entered into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, there can be no assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our operations.

YEAR 2000 COMPLIANCE DISCLOSURE

         Many existing computer programs and databases use only two digits to identify a year in the date field. For example, "99" would represent 1999. These programs and databases were designed and developed without considering the impact of the upcoming millennium. Consequently, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or create erroneous results in 2000.

         OUR STATE OF READINESS

         We have completed an assessment of all of our internal and external systems and processes with respect to the year 2000 issue. In response to this assessment, we have created a multi-functional year 2000 task force to resolve any non-compliant year 2000 systems or processes. This group has substantially completed the task. All remaining issues will be completed by mid-November 1999. We plan to continuously test all of our internal and external systems and processes, including the associated year 2000 fixes, for year 2000 compliance during the remainder of 1999. As part of this process, we have assessed the potential impact of year 2000 failures from vendors and other companies upon our business and currently are taking steps to minimize that risk. Based on our current state of readiness and the actions we are currently taking, including installing backup processes and systems, we do not believe that the year 2000 problem will have a material adverse effect on our financial position, liquidity, or operations.

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

         OUR CONTINGENCY PLANS

         We are developing contingency plans with respect to significant year 2000 issues that are within our control. For example, we are in the process of assessing and verifying the year 2000 compliance of our international and domestic raw material vendors. Verification will be accomplished through the use of written inquiries to suppliers, certifications, audits, and information provided by suppliers on their web sites. We intend to replace any vendors found not to be year 2000 compliant with vendors that are year 2000 compliant. In the construction of our new Beijing facility, we procured material, processes, and equipment that are year 2000 compliant. We also are investigating the use of stand-by generators for our plants in the event of local power failures. We are investigating transferring our manufacturing processes to alternate manufacturing facilities if external factors beyond our control relative to the year 2000 issue occur and we cannot conduct manufacturing operations at any particular facility.


                           PART II. OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

         Effective October 11, 1999, we named Dr. Robert L. Melcher Chief Technology Officer and entered into an employment agreement with Dr. Melcher on that date. Dr. Melcher began his career in 1970 at IBM Research, and has been at IBM since that time. Immediately prior to joining us, Dr. Melcher served as Program Leader for Projection Displays at IBM Research. He was granted stock options to purchase 60,000 shares of our Common Stock under the 1998 Stock Option Plan. The options vest over a four-year period and are exercisable at fair market value as of the date of grant.

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


                           THREE-FIVE SYSTEMS, INC.
                           -----------------------------
                           (Registrant)



Dated:   October 21, 1999  By:  /s/ Jeffrey D. Buchanan
                               ------------------------------------------------
                           Name:    Jeffrey D. Buchanan
                           Its:     Executive Vice President Finance,
                                    Administration and Legal; Chief Financial
                                    Officer

                                 EXHIBIT INDEX


              EXHIBIT 11:  Statement Re: Computation of Per Share Earnings.

              EXHIBIT 27:  Financial Data Schedule