Form 10-K
period 1999-12-31
THREE FIVE SYSTEMS INC
filed 2000-03-14
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission file number 1-4373
____________________

THREE-FIVE SYSTEMS, INC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0654102

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 North Desert Drive, Tempe, Arizona 85281

(Address of Principal Executive Offices) (Zip Code)

(602) 389-8600

(Registrant’s telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by nonaffiliates of the registrant (11,812,823 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on March 10, 2000, was $722,058,806. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

      As of March 10, 2000, there were outstanding 12,638,971 shares of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference

      Portions of the registrant’s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

THREE-FIVE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 1999

THREE-FIVE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 1999

Statement Regarding Forward-Looking Statements

      The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2000 and thereafter; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to us as of the filing date of this Report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Special Considerations.”

i

PART I

ITEM 1. BUSINESS

Introduction

      We design and manufacture display modules for use in the end products of original equipment manufacturers, or OEMs. We currently specialize in custom liquid crystal display, or LCD, components and technology. We collaborate closely with our customers in providing our design and manufacturing services. Our LCD modules are used in mobile handsets and other wireless communication devices as well as in office automation equipment, industrial controls, medical equipment, and instrumentation. In addition to our traditional LCD module business, we are pursuing the commercialization of our liquid crystal on silicon, or LCoS™, microdisplays following substantial research and development over the past two years. We market our services in North America, Europe, and Asia through a direct technical sales force. Motorola is our largest customer.

Industry Overview

Liquid Crystal Displays

      Prior to the introduction of LCDs in the 1970s, most commonly used displays and indicators had substantial limitations as to their use, especially in terms of size, life, and power consumption. LCDs were developed in response to these limitations, especially the demand for greater information content and less power consumption than was possible using light emitting diode, or LED, technology. LCDs, sometimes called flat panel displays, provide high-information content displays at competitive prices. LCDs now appear in products throughout the communications, office automation, industrial, medical, and commercial electronics industries. LCDs are one of the fastest growing of the established display industry segments, primarily because of their widespread application in mobile communications devices, a fast-growing segment of the electronics industry.

      An LCD modifies light that passes through or is reflected by it, rather than emitting light like an LED. An LCD generally consists of a layer of liquid crystalline material suspended between two glass plates. The liquid crystals align themselves in a predictable manner when stimulated electrically. The alignment produces a visual representation of the desired information. LCDs can display information in black and white or in a wide range of color combinations. LCD displays consist of a matrix of dots, called pixels, which are arranged in rows and columns that can be selectively energized to form letters or pictures. A principal advantage of LCDs over other display technologies, such as LEDs, is the ability to include thousands or even millions of pixels in a single display, which allows for greater information content.

      There are two types of LCDs, active matrix and passive matrix. Active matrix LCD displays are relatively complex devices that require manufacturing operations involving very large capital investments. Active matrix LCD displays are used in larger, high-information content applications, such as laptop computers. Passive matrix LCD displays are less complex and less expensive to manufacture. Passive matrix LCD displays are used in such applications as mobile handsets, pagers, office equipment, data collection terminals, point of sale equipment, medical devices, transportation instrumentation, and industrial instruments and controls.

The Custom Passive LCD Market

      Stanford Resources estimated that the worldwide market for passive LCD display modules was approximately $2.8 billion in 1998. This market includes displays used in mobile handsets and other wireless communication devices as well as in office automation equipment, industrial controls, medical equipment, and instrumentation, but excludes displays for use in low-end consumer products, such as watches and calculators, according to Stanford Resources. Of the $2.8 billion market, $1.4 billion represented LCD displays used in mobile handset applications. Mobile handsets are the largest and fastest growing market for LCD modules. According to Gartner Group’s Dataquest, the worldwide market for mobile wireless handsets has grown from 18.7 million units produced in 1993 to 283 million units in 1999. This represents a compound annual growth rate well in excess of 50%. Industry sources project that mobile handset production will exceed 400 million units in

2000. Additional fast growing markets for LCD display modules include pagers, personal digital assistants, or PDAs, and palm top computers.

      The increasing complexity and functionality of handheld products, such as wireless computing devices, require OEMs to increase the visual performance and information content of the displays incorporated into their products. At the same time, the market continues to demand that OEMs incorporate displays with reduced power requirements and lower costs. Custom passive LCDs address these requirements for high performance, increased information content, low power, and low cost.

      OEMs also seek ways to differentiate their products from the products of their competitors. Custom-designed display modules provide OEMs a cost-effective means to achieve this differentiation. In designing its product, an OEM must determine whether to use standard “off-the-shelf” display modules, to design its own custom display modules for production by a custom display manufacturer, or to enter into arrangements with a third party for custom display design and production. In making a decision to engage third parties for custom design and production, OEMs recognize that standard “off-the-shelf” displays make it more difficult to differentiate their products from those of their competitors. In considering whether to design their own display modules, OEMs often recognize that their greatest strengths consist of consumer brand name recognition, market research and product development expertise, and highly developed sales and distribution channels. Advanced design and manufacturing processes require increasing investments for research and development, personnel, and equipment. Competitive market conditions require a shorter period of time from product conception to delivery, product differentiation, improved product user friendliness, and continually enhanced product performance and reduced product cost during the life cycle of the product. As a result of these factors and increasingly sophisticated and complex technology, it has become more difficult for even the leading OEMs to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components necessary for their products. As a result, there has been a trend toward outsourcing the design and production of components such as display modules.

      In addition to design and production, OEMs have increased their use of third-party suppliers to add additional components to their products. This permits the integration of more of the manufacturing steps into fewer locations. This trend toward integration and outsourcing decreases the number of suppliers necessary to produce a final product and results in lower costs.

The Emerging Microdisplay Market

      Market trends demand high-information, power-efficient displays with increasing functionality and smaller sizes at relatively low costs. Microdisplays based on liquid crystal on silicon technology provide a response to those demands.

      Liquid crystal on silicon microdisplays are a form of LCD in which liquid crystalline material is suspended between a glass plate and a silicon backplane rather than between two glass plates. The silicon backplane, essentially an integrated circuit, provides drive signals for each pixel element of the display as well as logic functions, such as serial to parallel conversion and data storage. Because silicon integrated circuits, a highly developed technology, form the basis of these displays, liquid crystal on silicon technology permits a very high-information, high-performance display in a small size and at a relatively low cost.

      Microdisplays are no larger than a thumbnail, but contain all of the information appearing on a high-resolution personal computer screen. The tiny image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Various types of projector applications represent the most common current use of microdisplays. Projectors can cast the information on a distant large screen, as in front projectors, or shine the image through a translucent screen, as in rear projectors. Potential near-term microdisplay applications include use in office projection equipment, high-definition televisions, and computer monitors. Potential longer-term applications include use in wireless access to the Internet through mobile handsets, pagers, and PDAs as well as in wearable computing equipment using head-mounted displays, which allow hands-free access to large amounts of information.

      A well-developed front projector market currently exists. These products are typically referred to as audio-visual projectors and are generally fixed or portable products used in business applications. Most front projectors currently use transmissive polysilicon microdisplay technology. Reflective liquid crystal on silicon technology, however, is expected to provide more information at a lower cost.

      Emerging market segments are beginning to develop for large, cost-effective, higher-resolution computer monitors and television screens. Current display technologies for computer monitors and high-definition televisions encounter serious barriers related to cost, resolution, and dimensions when used for high-resolution large screens. Many companies are considering the incorporation of microdisplays into large, high-resolution screens to enable affordable display solutions.

      Significant development efforts are currently being directed to portable microdisplays as a potential method for delivering high-information content at low cost and with low power consumption in mobile, hand-held communications devices. It is widely assumed that converged voice and data communications devices have the potential to become a new class of products in mobile communications, probably integrated with PDA functions, such as phonebooks and calendars. In concept, the functions of the telephone, e-mail, pagers, PDAs, and the Internet are expected to become integrated. Delivery of high-information content over the Internet on a small, direct-view display, however, presents difficult technological challenges. Portable microdisplays used with a viewfinder offer a potential solution because they can deliver as much information as a computer monitor in a very small, lightweight, and power-efficient package.

      The portable microdisplay market is just beginning to develop. Market potential currently is uncertain and is limited by such factors as the availability of sufficient wireless communications bandwidth, the uncertainty of customer acceptance, and the possibility of alternative technologies. Nevertheless, many major vendors of mobile handsets, pagers, and PDAs have prototype programs underway to develop new converged mobile communications products with large information content at low cost, and many of these vendors are beginning to assess portable microdisplays for use in these products.

The Three-Five Approach

      We seek to provide our customers with high-performance, information-rich, low-power consumption displays that have competitive advantages in terms of size, cost, and product differentiation. To accomplish this goal, our research and development activities focus on technological developments intended to meet the current and future requirements of our customers. We add value for our customers through our ability to integrate the design and production process, which reduces the time between product conception and market introduction. Our emphasis on customization and technological leadership has positioned us to develop new custom product solutions for our customers as they seek displays with more information content at lower cost.

      Our custom product solutions provide OEMs with the following benefits:

•	access to specialized design and manufacturing technology and expertise;

•	accelerated design process and reduced design and manufacturing costs through the use of our specialized personnel, equipment, and facilities;

•	reduced reliance on multiple suppliers for components and integration of their production processes; and

•	the ability to concentrate their own resources on the design, production, and distribution of their core products.

      By eliminating the duplication and overlap of investment and resources, we and our OEM customers are able to work together and grow at a faster rate than would otherwise be possible. We concentrate on the development of our display technologies and their applications to products, while our customers devote time and resources on market development for these products.

      Our historical target market consists of high-end monochrome passive matrix LCD display modules of 1/4 VGA (320 x 240 pixels) or less resolution, primarily those having smaller than three-inch diagonal screen sizes. We do not address low-end LCD display markets, such as watches and calculators. Our target market for LCoS microdisplays consists of displays of SVGA (800 x 600 pixels) or higher resolution.

Strategy

      Our strategy is to enhance our position as a major, worldwide supplier of custom-designed and manufactured displays for application in various high-growth segments of the electronics industry. Key elements of our strategy include the following:

Target Leading Customers in High-Growth Industries

      We identify industries that we believe have the greatest long-term potential for growth. We recognize that our growth and development is closely aligned with the growth and development of the industries we serve. Current targeted industries include mobile handsets and other wireless communications, data collection, office automation, medical equipment, and industrial controls.

      Within an industry, we target leading companies that we believe would benefit from our design and manufacturing services. Targeted customers typically are Fortune 1000 manufacturing companies whose products require display devices. Our sales and engineering staffs then attempt to demonstrate the benefits that the potential customer would derive by outsourcing to us the design and production of display devices required in their products.

      Once we establish a relationship with a new customer, we endeavor to develop new programs for other product groups within the customer’s business. For this reason, we specifically target customers with multiple divisions or product lines.

Expand Customer Base

      We intend to intensify our efforts to diversify our customer base. We also plan to target specialized markets that have substantial volume requirements. We will continue to seek opportunities in growing and emerging markets, both in the United States and internationally.

Establish Close Relationships with Customers

      We seek to establish strong and long-lasting customer relationships through our fundamental business practice, which we refer to as “customer partnering.” Customer partnering involves aligning our prospects with those of our customers and seeking to make our engineering and production staffs seamless extensions of the product design and production departments of our customers. This includes our engineers spending a significant portion of their time assisting customers with their own research and development efforts at their facilities. In addition, our customers’ engineers spend a significant amount of time conducting research and development in our facilities.

      We stress product solutions for our customers’ products. We view each customer’s new product as our own and take pride in creating and implementing innovative engineering solutions that differentiate the customer’s product from competitive products. In connection with this philosophy, we have positioned ourselves to provide a rapid response to our customers and their worldwide operations.

      To achieve our customer partnering goal, we emphasize corporate cultures, customs, and communications that complement those of our customers. A thorough understanding of our customers’ products and business goals enables us to anticipate customer needs and to develop new design and production solutions for their products.

      We continually attempt to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality display devices on a timely and cost-effective basis. To do so, we work continually to improve our productivity, lower our costs, and speed the delivery of our product solutions. We endeavor to streamline the entire design through delivery process by maintaining an ongoing engineering and manufacturing improvement effort.

      We continue to provide customer support after product design has been completed and production has been commenced. Through such follow-on activity, we conduct quality enhancement and cost-reduction efforts to maintain the competitiveness of our customers’ products.

Provide Advanced Custom Design and Manufacturing Services

      We seek to design, prototype, and manufacture, on a timely and cost-effective basis, a wide range of innovative, distinctive, and high-quality display devices for operational control and information display functions required in the end products of OEMs. Our design processes utilize advanced computer-aided design software to provide custom solutions for customers’ products in time frames and on cost bases that we believe are substantially shorter and lower-priced than industry norms.

      We utilize flexible manufacturing systems that can accommodate low-volume product runs in Arizona and high-volume, price-sensitive runs in Manila and Beijing. Our LCD facility in Arizona allows us to supply a majority of our LCD requirements. Production in Manila and Beijing, with advanced, efficient, and highly automated manufacturing processes utilizing state-of-the-art manufacturing and test equipment, provides us with low-cost, high-volume production capacity. We anticipate that our ability to design, prototype, and manufacture product solutions will be enhanced by the expansion of our engineering personnel, our increased design capacity, and our ability to meet our LCD requirements. We continue to increase our production personnel and add sophisticated manufacturing equipment to meet expanding capacity requirements. We will continue to explore the most advanced and cost-efficient production methods for each product solution.

Leverage Research, Development, and Engineering

      We continually strive to develop and acquire new technologies that provide practical solutions for our customers. We conduct an active research and development program that

•	continually improves our products and creates new products,

•	increases our efficiency,

•	reduces our costs,

•	improves the speed, efficiency, and performance of our design and manufacturing processes,

•	develops new design and manufacturing processes and techniques,

•	enhances the quality, cost-effectiveness, and value of our services, and

•	utilizes new technological developments.

      We plan to expand our research and development efforts through increased expenditures and the hiring of additional personnel to meet the expectations of our customers and to satisfy our goal to design and produce the most advanced product solutions on a timely and cost-effective basis. We currently are exploring the development and expansion of existing LCD technologies as well as new technologies, such as active addressing, sunlight readable LCDs, color LCDs, plastic LCDs, bi-stable LCDs, graphics and color graphics, organic and polymer light emitting displays, and pixel-related display technologies. New technologies also include our LCoS microdisplays, which address the increased demands for high-information displays in a small size and at a relatively low cost.

Products and Services

      We currently engage in the design and manufacture of LCD display modules and the development and commercialization of manufacturing technologies for use in various products of OEMs.

LCD Display Modules and Services

      We currently emphasize custom designed LCD display modules. A manufacturer of a complete system or product requiring a specific type of visual display, such as a mobile handset, medical instrument, business machine, or hand-held data collection device, represents a typical buyer for a custom LCD display module. For each custom display module, we work directly with our customer to develop and produce the original design and to manufacture the display module in accordance with the customer’s specifications. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services by assembling additional components onto the module, such as keypads, microphones, speakers, light guides, and optics. In 1999, LCD custom display modules accounted for approximately 95.0% of our net sales.

      We have developed a sophisticated design process to meet the specific needs of our customers’ applications. Each design project normally involves a cross-functional team of our engineers who are assigned to a customer program. The team consults with the customer’s engineers throughout the design, prototype development, and manufacturing process. We continue to supply value-added engineering support after the design solution has been developed and integrated into the manufacturing process in an ongoing effort to provide customers with product performance enhancements and cost-reduction opportunities.

      The difficulties in developing a custom LCD module include unclear customer expectations, evolving customer requirements, and changing customer end-product specifications. These factors result in lengthy lead times for market introduction of customers’ products. To overcome the traditional obstacles involved in custom design and development, we have developed the four phase program development process described below. We combine our program development process with our philosophy of being a “seamless extension of our customer.” This results in a very flexible, responsive, accurate, and fast development cycle that enables our customers to introduce their products into the market rapidly. Our program development process consists of the following phases:

•	Feasibility and concept phase. We work closely with our customer to understand its requirements. Customer input varies from rough sketches to detailed specifications. Experienced LCD module design engineers work to develop conceptual solutions to customer requirements that include both design and cost parameters.

•	Prototype phase. We conduct a design review with the customer; complete at our Arizona facility a proposed design, including the electrical, mechanical, and optical features of the LCD display module; and deliver a prototype to the customer.

•	Pilot phase. We perform a thorough design review with our customer, involving an analysis of performance, cost, and volume production considerations. A successful pilot phase results in the completion of any design changes, the ordering of the tooling required for production, and the delivery of manufacturing samples. We generally conduct the pilot phase primarily in Manila.

•	High-volume production phase. We complete any required changes in the manufacturing process, receive necessary tooling, and commence high-volume production. The production takes place either in Manila or Beijing.

      We also design and produce standard or “off-the-shelf” devices, which involve designs that are adaptable to various uses with little or no modification. Standard devices encompass a wide variety of display devices having varied applications. Standard display devices include solid state lamps, multi-digit numerical displays, integrated displays, and bar graph displays. In 1999, our standard devices accounted for less than 3% of our net sales and consisted of non-LCD devices.

New Proprietary LCDs

      We are pursuing two new technology initiatives for our LCD module business. First, we have patented a new type of sunlight readable LCD display that we call Liquid Crystal intense Display, or LCiD™. This lower information content device provides a multi-colored, emissive-looking display at passive LCD prices. We also have created a higher information content display with numerous gray shades but at the price of a more typical LCD. This new product is called Liquid Crystal active Drive, or LCaD®. This technology is based, in part, on technology we license from Motif, Inc. and additional proprietary technology that we have developed.

      LCiD display devices include a display from as little as one line by five character dot matrix to as large as four line by 20 character dot matrix, all available in a variety of colors. We began production shipments of LCiD in the fourth quarter of 1999. We expect that LCiD displays will be used primarily in lower information content applications requiring high contrast, desired color, and ease of readability from full sunlight to complete darkness. Typical applications for standard LCiD display devices include automotive instrumentation, appliances, hand-held instrumentation devices, vending equipment, stereo equipment, embedded computing equipment, remote sensing equipment, outdoor monitor equipment, and industrial controls.

      LCaD display devices would typically have 1/4 VGA (320 x 240 pixels) resolution. The LCaD display would consist of a complete display system incorporating an LCD panel, lighting, memory, an LCD controller, and interface electronics. While we have not begun production shipments of these devices, target applications for the LCaD display would include medical and industrial instrumentation, test equipment, point-of-sale terminals, mapping and hand-held global positioning system devices, stereo equipment, and embedded computing equipment.

LCoS Microdisplays

      The display market demands continually greater information content at reduced prices. In response to these demands, we are pursuing the commercialization of our liquid crystal on silicon, or LCoS, microdisplays following two years of extensive research and development activities. Our LCoS technology provides very high-information content in a small size and at an expected relatively low cost. The information presented by these displays is magnified for view, generally either in a projector or in a viewfinder. We believe that the inherent capability of our LCoS technology provides a cost-effective solution to increased information demands.

      Our current plan for the development of our LCoS microdisplay business is to respond in an efficient manner to industry developments and changes, to develop a dedicated organization infrastructure, and to develop or lead the market to a common LCoS module platform. To meet our business objective of becoming the leading supplier of microdisplay visual systems, we must rapidly commercialize LCoS microdisplay technology on a cost-effective basis. This requires us to focus on common LCoS module platforms that provide economies of scale, rapid time to market, and broad market penetration. Specifically, our strategy calls for a business preparation phase and a business growth phase. We are currently in the preparation phase in which we are emphasizing research, development, and licensing opportunities to expand our technology portfolio, design engineering of LCoS products for a significant number of OEMs, and management to establish an organization infrastructure. The business growth phase calls for resources to be deployed primarily in high-volume manufacturing, marketing, sales, and business development.

      We are developing a broad range of LCoS microdisplay products to offer customers. The table below sets forth various resolutions with pixel count, or the number of color dots on a screen, and potential uses for our LCoS microdisplays. We currently have multiple LCoS solutions, which we have prototyped for customer evaluation. We are focussing on products with the capability to produce all of the following resolutions:

Resolution	Pixel Count	Applications

SVGA	480,000	Hand-held devices such as PDAs or mobile handsets and head mounted displays or wearable computers

XGA	780,000	Portable audio-visual projectors

SXGA	1,300,000	Portable audio-visual projectors, rear-projection monitors

HDTV	2,000,000	High-definition television

      We believe that the initial markets for our LCoS microdisplay products will be in front projectors, monitors, and high-definition television sets. Currently, the front projector, rear projection, and high-definition television markets are being served by active matrix polysilicon microdisplays and DMD microdisplays. Polysilicon microdisplays are manufactured by several large Japanese companies. These products are incapable of producing cost-effective resolutions above XGA without the further expense of adding special optics and are generally more expensive than anticipated costs for LCoS microdisplays. DMD microdisplays are a proprietary product of Texas Instruments. Although DMDs have no inherent resolution limitations, they are relatively expensive to manufacture, especially at higher resolutions. The expected relatively low cost for LCoS microdisplays makes them more suitable for competitive consumer marketplaces, such as portable business projectors, monitors, and high-definition televisions.

      We believe another market for LCoS microdisplay products will be converged wireless products requiring high-information content displays for e-mail and access to the Internet. Use of an LCoS microdisplay in a viewfinder application would enable a person to carry a portable device capable of delivering the same SVGA resolution as on the person’s desktop or laptop computer. This has the potential to allow portable access to the Internet and critical information, such as calendars, maps, e-mail, and documentation, in a handheld product. The high resolution of the device would avoid scrolling or time-consuming text conversions in accessing the World Wide Web for needed information.

      We plan to offer a range of LCoS product solutions with different levels of integration from individual light valves to fully integrated displays. By adopting a modular approach to configuring and selling our LCoS microdisplays, we will have the opportunity to price our products on a value-added basis and to rapidly introduce new LCoS products. We will have undertaken extensive development efforts before the first sale of LCoS products, and we expect to incur substantial losses in the microdisplay business until the volume production of LCoS microdisplays. We currently expect initial production to commence in late 2000.

Sales and Marketing

      We approach sales and marketing on three levels: engineer to engineer, salesperson to procurement, and factory to factory. Our approach is to treat an existing program as a marketing platform for the next program. Our engineering, marketing, and sales groups provide ongoing services to our customers throughout the life of product programs. These services include implementing continuous improvement tools related to both the product’s cost and technical performance. This service function allows us to market future sales within our customer base.

      We market our services primarily in North America, Asia, and Europe through a direct technical sales force resident in those areas. A staff of in-house, Arizona-based engineering personnel directs and aids all sales personnel. We have 15 sales personnel worldwide.

      Our sales to customers in Europe represented approximately 35.2% of net sales in 1998 and approximately 46.7% of net sales in 1999. Our sales to customers in Asia represented approximately 12.1% of net sales in 1998 and approximately 35.3% of net sales in 1999.

      Recently, we signed an exclusive distributorship agreement with Mitsui Co., Ltd. of Tokyo, Japan. Under this agreement, Mitsui will market and sell our LCiD, LCaD, and LCoS products to customers in Japan.

Customers

      Our strategy involves concentrating our efforts on providing design and production services to leading companies in five primary industries: mobile handsets and other wireless communications, data collection, office automation, medical equipment, and industrial controls. As a result, we generally derive our net sales from services provided to a limited number of customers.

      Our largest customer is Motorola. Sales to Motorola accounted for approximately 86.1% of our net sales in 1999, 63.6% of our net sales in 1998, and 34.6% of our net sales in 1997. Hewlett-Packard accounted for 32.0% of our net sales in 1997. No customer other than Motorola accounted for more than 10.0% of our net sales in 1998 or 1999. Sales to Motorola currently are made through multiple national and international buyers, and products are delivered to diverse geographical regions throughout the world including Asia, North America, and Europe. Substantially all of our net sales to Motorola have been for mobile handset applications, and we are currently in design or manufacture on at least 15 programs. Motorola has an LCD module allocation process in which it designates key LCD module vendors, including us, and communicates to each vendor the anticipated annual range of purchases. Although the allocation process does not provide a guarantee of business to us, it provides an indication that purchases by Motorola during 2000 could exceed 1999 levels. See Item 1, “Business — Special Considerations — Motorola accounts for a significant portion of our sales.”

Backlog

      As of December 31, 1999, we had a backlog of orders of approximately $46.3 million. The backlog of orders as of December 31, 1998 was approximately $23.3 million. Our backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Manufacturing Services, Facilities, and Quality Control

Manufacturing Services

      We have organized our manufacturing geographically to optimize the combination of technology and labor factors. This organization enables us to compete solely on the basis of cost, if necessary, with suppliers of similar products and services throughout the world. Our advanced manufacturing techniques include surface mount technologies, chip-on-board, chip-on-flex, chip-on-glass, flip-chip, tape automated bonding, and sophisticated testing systems throughout these processes.

      We seek to increase our value to our customers by providing responsive, flexible, total manufacturing services. To date, our manufacturing services have been concentrated on the manufacture of LCDs and assembly of display modules that we have designed. We provide extended manufacturing services beyond these core services, however, if the customer requires them. Extended services may include adding additional components, such as keypads, microphones, speakers, light guides, and optics, or the turnkey manufacture of a complete assembly.

Manufacturing Facilities

      We currently conduct manufacturing operations in Arizona; Manila, the Philippines; and Beijing, China. The Arizona facility houses a Class 1000 “clean room” and LCD fabrication and prototyping operation. We utilize this facility primarily to conduct LCD research and development, to produce prototype and pre-production runs of devices for customer approval, to conduct full production runs of low-volume devices, and to develop advanced manufacturing processes that can be applied in Manila and Beijing during full-scale production. In addition, the facility has the largest fully automated LCD production capacity in North America. This highly automated line enables us to eliminate substantially our dependence on foreign suppliers of LCDs. Facility personnel include a team of experts ranging from LCD research scientists to specialized engineers with backgrounds in electronics, mechanics, chemistry, physics, and manufacturing. We maintain a wide variety of state-of-the-art testing and quality control equipment at the facility.

      We conduct high-volume display module manufacturing in Manila and Beijing. In Manila, we are a party to a sub-assembly agreement with Technology Electronic Assembly and Management Pacific Corporation, or TEAM, under which TEAM supplies direct manufacturing services at a facility that TEAM owns and that is located on land TEAM leases from the Philippine government. We also are party to a lease agreement with TEAM under which TEAM leases space to us with respect to the manufacturing operations services that TEAM performs under the sub-assembly agreement. At the leased facility, TEAM manufactures, assembles, and tests devices that we design pursuant to procedures set forth in the sub-assembly agreement in accordance with our specifications. Under the sub-assembly agreement, TEAM supplies only the direct labor and certain incidental services required to manufacture our products. We own the manufacturing, assembling, and testing equipment, including automated die attach and wire bond equipment with automatic pattern recognition features for die and wire placement for LED die, as well as the processes and documentation that TEAM uses at the Manila facility. We pay TEAM for the direct manufacturing personnel based upon a negotiated available hourly rate. We employ all professional personnel, including an operations manager, with a support staff consisting of manufacturing supervisors; manufacturing, quality, and process engineers; and logistics and administrative personnel at the Manila facility.

      Our sub-assembly and lease agreements with TEAM extend through December 31, 2000, and each is renewable from year to year thereafter. The sub-assembly agreement requires us to maintain minimum production levels. The termination of the lease agreement or sub-assembly agreement or the inability of TEAM to fulfill its requirements under the sub-assembly agreement would require us to acquire additional manufacturing facilities or to contract for additional manufacturing services. The Philippines has been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government. Although we have not experienced any material interruption of operations to date, these circumstances could affect our ability to obtain products pursuant to the sub-assembly agreement. Our inability to obtain products under the sub-assembly agreement, even for a relatively short period, would have a material adverse effect on our operations and profitability.

      Our Beijing facility is a high-volume display module manufacturing facility similar to our current facility in Manila. We initially leased a facility in Beijing on a temporary basis, and we commenced manufacturing at this facility in the third quarter of 1998. We completed the construction of our permanent facility in Beijing in July 1999, and all production in the fourth quarter of 1999 occurred in that new facility. We employ all of the direct and indirect manufacturing employees at the facility, including technicians, supervisors, and engineers.

Quality Control

      We recognize the need to maintain a strong reputation for quality as a means of retaining existing customers and securing additional orders from them as well as attracting new customers. We have an extensive quality control program and maintain at each of our facilities quality systems and processes that meet or exceed the demanding standards set by many leading OEMs in targeted industries. We base our quality control program upon statistical process control, which advocates continual quantitative measurements of crucial parameters and uses those measurements in a closed-loop feedback system to control the manufacturing process. We perform product life testing to help ensure long-term product reliability. We analyze results of product life tests and take actions to refine the manufacturing process or enhance the product design.

      Increased global competition has led to increased customer expectations with respect to price, delivery, and quality. Customers often evaluate price in the quotation process and evaluate delivery and quality only after receiving the product. Therefore, many customers preview a company’s quality by viewing the quality systems employed. We have received ISO 9002 and QS 9000 certification of our Manila manufacturing facility. ISO and QS are quality standards established by international organizations that attempt to ensure that the processes used in development and production remain consistent. This is accomplished through documentation maintenance, training, and management review of the processes used. Although achieving an ISO 9002 or QS 9000 certification does not assure that we will obtain future business, it is a factor that enables our customers to recognize that our production processes meet these established, global standards of performance.

Components and Raw Materials

      Components and raw materials constitute a substantial portion of our product costs. The principal components and raw materials we use in producing our displays consist of LCD glass, application specific integrated circuits, or ASICs, circuit boards, molded plastic parts, lead frames, and packaging materials. Our procurement strategy is to secure alternative sources of supplies for the majority of these materials. Many of these, however, must be obtained from foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. Our ability to produce a majority of our own LCD requirements in our Arizona facility, however, has substantially reduced our dependence on foreign suppliers. With one exception, our other suppliers generally are meeting our requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers. We experienced material shortages of ASICs in 1999 as a result of the increased worldwide demand for cellular handsets. These shortages prevented us from meeting customer demand for certain of our products in 1999. Similar shortages in the future could have a material adverse effect on our business.

Research, Development, and Engineering

      We conduct an active and ongoing research, development, and engineering program that focuses on advancing technology, developing improved design and manufacturing processes, and improving the overall quality of the products and services that we provide. Our goal is to provide our customers with new solutions that address their needs. Research and development personnel concentrate on LCD technology, especially on improving the performance of current products and expanding the technology to serve new markets. We also conduct research and development in manufacturing processes, including those associated with efficient, high-volume production and electronic packaging.

      With the availability of our high-volume LCD manufacturing line in Arizona, we are focusing our research and development efforts on new display technologies. We expect that these advanced display technologies will enable us to provide our customers with differentiating products or products that provide higher information content. These new technologies include active addressing, sunlight readable LCDs, color LCDs, plastic LCDs, bi-stable LCDs, graphics and color graphics, organic and polymer light emitting displays, and pixel-related display technologies. These products may be available for use in custom devices or in standard devices. We have undertaken a significant research and development program and made substantial investments with respect to the development of our LCoS microdisplays for potential use in projectors, monitors, high-definition televisions and portable applications. We expect that the majority of our available research and development personnel hours will be dedicated to LCoS microdisplays in 2000.

      In October 1999, we signed a letter agreement with Tecdis S.p.A., a European-based LCD company, to form an ASIC design center in Chatillon, Italy. The ASIC design center will be known as Dora and will focus on the design of ASICs necessary to drive the LCDs we and Tecdis design for our respective customers. Recently, STMicroelectronics announced its participation in Dora and its agreement to manufacture the ASICs designed by Dora.

Intellectual Property

      We rely on a variety of intellectual property methods including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions to protect our intellectual property. Although our existing core business does not depend on any intellectual property protection, we are manufacturing more advanced display products in which there are intellectual property issues. For example, our LCiD technology is patented. We have also filed for patents on our LCaD technology and have signed a license agreement with Motif to license the technology that forms the basis of LCaD. The license applies to all Motif patents relating to its active addressing chips and system. The term of the license extends from June 1997 until the expiration of the Motif patents. We have also applied for numerous other process and product patents, all related to display technologies. There can be no assurance that any of these patents will be issued to us.

      We have also taken several steps to both protect and advance our LCoS microdisplay technology.

•	We filed several patents relating to our LCoS microdisplay technology. These patents cover the areas of product design and manufacturing process technology.

•	In July 1999, we purchased the assets, including all production and test equipment, specialized laboratory equipment, and supporting design documentation and software, of the former Light Valve business unit of National Semiconductor. We also hired several key scientists of that business unit and acquired an exclusive, paid-up, royalty free license on all of the patents and intellectual property related to that business unit. This license covers all intellectual property relating to the processing, packaging, and testing of light valves and the integrated circuits necessary to manufacture and sell both light valves and light engines.

•	In August 1999, we licensed the microdisplay technology of S-Vision Corporation, a former microdisplay competitor that recently ceased operations. Under this agreement, we acquired an irrevocable, royalty free, fully paid-up, worldwide license to the intellectual property associated with S-Vision’s digital backplane and optical systems, which provides us rights to manufacture certain microdisplay products and patented optical engines. In addition, S-Vision assigned to us a patent relating to the design and manufacture of microdisplay products.

Competition

      We believe that Hosiden, Hyundai, Optrex, PCI, Philips, Samsung, Seiko-Epson, Seiko Instruments, and Sharp constitute the principal competitors for our passive LCD devices. Most of these competitors are large companies that have greater financial, technical, marketing, manufacturing, vertical integration, and personnel resources than we do. Our sales, profitability, and success depend substantially upon our ability to compete with other providers of display modules. We cannot provide assurance that we will continue to be able to compete successfully with these organizations.

      We currently compete principally on the basis of the technical innovation, engineering service, and performance of our display modules, including their ease of use and reliability, as well as on their cost, timely design, and manufacturing and delivery schedules. Our competitive position could be adversely affected if one or more of our customers, particularly Motorola, determines to design and manufacture their display modules internally or secures them from other parties. Other large companies are currently pursuing microdisplay solutions. Texas Instruments has developed a product that competes with our LCoS technology, and IBM and JVC are producing a similar liquid crystal on silicon display based on their own technology. Numerous other established and start-up companies are also pursuing similar and related technologies that may compete with our LCoS technology.

Environmental Regulations

      Our operations create a small amount of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The amount of hazardous waste we produce may increase in the future depending on changes in our operations. The general issue of the disposal of hazardous waste has received increasing focus from federal, state, local, and international governments and agencies and has been subject to increasing regulation.

Employees

      As of December 31, 1999, we employed a total of 2,114 persons, of whom 1,166 were employed through third-party contracts. Of our direct employees, 192 were full-time and 14 were temporary employees at our principal U.S. facility in Arizona and U.S. sales offices; 247 were employees at our manufacturing facility in Manila; 487 were employees at our manufacturing facility in Beijing; and 8 were employees at our Three-Five Systems Limited subsidiary in Swindon, England. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union in collective bargaining with us.

      TEAM provides the personnel engaged in the direct assembly of our devices in Manila under the sub-assembly agreement between us and TEAM. As of December 31, 1999, 1,166 persons performed direct labor operations at the Manila facility through the sub-assembly agreement with TEAM.

Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers:

Name	Age	Position Held

Jack L. Saltich	56	President, Chief Executive Officer, and Director

Jeffrey D. Buchanan	44	Executive Vice President — Finance, Administration, and Legal; Chief Financial Officer; Secretary; Treasurer; and Director

Carl E. Derrington	49	Vice President, Chief Manufacturing Officer

Robert L. Melcher	60	Chief Technology Officer

Robert T. Berube	61	Principal Accounting Officer and Corporate Controller

      Jack L. Saltich has served as a director and the President and Chief Executive Officer of our company since July 1999. Mr. Saltich served as Vice President of Advanced Micro Devices from May 1993 until July 1999; as Executive Vice President of Applied Micro Circuits Corp. from January 1991 until March 1993; and as Vice President of VLSI from July 1988 until January 1991. Mr. Saltich held a variety of executive positions for Motorola from July 1971 until June 1988. These positions included serving as an Engineering Manager from May 1974 until January 1980, an Operation Manager from January 1980 until May 1982, a Vice President and Director of the Bipolar Technology Center from May 1982 until June 1986, and a Vice President and Director of the Advanced Product Research and Development Laboratory from June 1986 until June 1988.

      Jeffrey D. Buchanan has served as a director and Executive Vice President - Finance, Administration, and Legal of our company since June 1998; as Chief Financial Officer and Treasurer since June 1996; and as Secretary since May 1996. Mr. Buchanan served as our Vice President — Finance, Administration, and Legal from June 1996 until July 1998 and as our Vice President — Legal and Administration from May 1996 to June 1996. Mr. Buchanan served from June 1986 until May 1996 as a business lawyer with O’Connor, Cavanagh, Anderson, Killingsworth & Beshears. Mr. Buchanan was associated with the international law firm of Davis Wright Tremaine from 1984 to 1986, and he was a senior staff person at Deloitte & Touche from 1982 to 1984.

      Carl E. Derrington has been our Chief Manufacturing Officer since May 1999. Dr. Derrington joined our company in 1986 as a Director of Research and Development. Since that time, Dr. Derrington has served as a Plant Manager from January 1986 until September 1987, a Director of Engineering from September 1987 until August 1989, a Director of Manufacturing from August 1989 until April 1996, and a Director of Manufacturing Engineering from April 1996 until April 1999.

      Robert L. Melcher has been our Chief Technology Officer since October 1999. Prior to joining our company, Dr. Melcher was employed at IBM in a variety of management positions since 1970. He served as the Program Leader for Projection Displays from 1993 to 1999 and immediately prior to that he was Director of the Physical Sciences Department from 1990 to 1993.

      Robert T. Berube has been our Principal Accounting Officer since July 1998 and has served as our Corporate Controller since July 1990. Mr. Berube served as Chief Financial Officer of Electronic Research Associate, Inc., a manufacturing company, from July 1977 until April 1990.

SPECIAL CONSIDERATIONS

      You should carefully consider the following factors, in addition to those discussed elsewhere in this Report, in evaluating our company and our business.

Motorola accounts for a significant portion of our sales.

      Our business depends to a significant extent on Motorola’s success in the mobile handset business, particularly in the various major mobile handset programs in which we participate. Any material delay, cancellation, or reduction of orders from Motorola could have a material adverse effect on our business.

      Motorola has been our largest customer during each of the last five years. Sales to Motorola accounted for approximately 86.1% of our net sales in 1999, 63.6% in 1998, 34.6% in 1997, 65.1% in 1996 and 80.5% in 1995. Throughout this period, substantially all of our sales to Motorola were for mobile handset applications.

      We anticipate that sales to Motorola in 2000 will exceed 1999 levels and that the percentage of our net sales attributable to Motorola will stay in the current range in 2000 as a result of increased worldwide demand for mobile handsets.

      A decline in sales to Motorola could occur at any time. For example, an unexpected reduction in Motorola mobile handset programs reduced our net sales to Motorola from $73.7 million in 1995 to $39.5 million in 1996 and $29.2 million in 1997. Since Motorola has no long-term contractual commitments to purchase any of our products, we could experience similar declines in our net sales in the future.

We are subject to lengthy development periods and product acceptance cycles.

      We sell our display modules to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our display modules or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer’s entire product development process, we face the risk that our display will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by a competitive product or alternative technological solution. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our operating results.

We do not have long-term purchase commitments from our customers.

      Our customers, including Motorola, generally do not provide us with firm, long-term volume purchase commitments. Although we have begun to enter into more manufacturing contracts with our customers, these contracts clarify order lead times, inventory risk allocation, and similar matters rather than provide firm, long-term volume purchase commitments. As a result, customers can cancel purchase commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in our holding excess and obsolete inventory or having unabsorbed manufacturing overhead. The large percentage of our sales to customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

      Our operating results have been materially and adversely affected in the past as a result of the failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements. For example, we made two announcements in 1998 that sales would not meet our expectations because of delays in customer programs.

We depend on the market acceptance of the products of our customers.

      We do not sell any products to end users.  Instead, we design and manufacture various product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant slowdown in the demand for our customers’ products would adversely affect our business.

      Because our success depends on the widespread market acceptance of our customers’ products, we must identify industries that have significant growth potential and establish relationships with OEMs in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs in those industries would adversely affect our business.

      Our dependence on the success of the products of our customers exposes us to a variety of risks, including the following:

•	our ability to provide significant design and manufacturing services for customers on a timely and cost-effective basis;

•	our success in maintaining customer satisfaction with our design and manufacturing services;

•	our ability to match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

•	customer order patterns, changes in order mix, and the level and timing of orders placed by customers that we can complete in a quarter; and

•	the cyclical nature of the industries and markets we serve.

Our failure to address these risks may cause our sales to decline.

We face intense competition.

      We serve intensely competitive industries that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Many of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess. As a result, they may be able to introduce new products and respond to customer requirements more quickly than we can.

      Our competitive position could suffer if one or more of our customers decide to design and manufacture their own display modules, to use standard devices, to contract with our competitors, or to use alternative technologies. In addition, our customers typically develop a second source, even for displays we design for them. These second source suppliers may win an increasing share of a program, particularly as it grows and matures, by competing primarily on price rather than on design capability.

      Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and manufacturing new product solutions, including those implementing new technologies;

•	our ability to address the needs of customers;

•	the quality, performance, reliability, features, ease of use, pricing, and diversity of our product solutions;

•	foreign currency fluctuations, which may cause a foreign competitor’s products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	our efficiency of production;

•	the rate at which customers incorporate our product solutions into their own products; and

•	product or technology introductions by our competitors.

Shortages of components and materials may delay or reduce our sales and increase our costs.

      Our inability to obtain sufficient quantities of components and other materials necessary to produce our displays could result in reduced or delayed sales or lost orders. Any delay in or loss of sales could adversely impact our operating results. We obtain many of the materials we use in the manufacture of our displays from a limited number of foreign suppliers, particularly suppliers located in Asia, and we do not have long-term supply contracts with any of them. As a result, we are subject to economic instability and currency fluctuations in these Asian countries as well as to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our product solutions are incorporated.

      Materials and components for some of our major programs from time to time have been subject to allocation because of shortages of these materials and components. During 1998, we occasionally delayed sales of our LCD modules as a result of the unavailability of LCD polarizers and IC drivers, or ASICs. During 1999, we experienced difficulties obtaining our requirements for ASICs as a result of a worldwide shortage. These shortages resulted in lost sales opportunities. Similar shortages in the future could have a material adverse effect on our business.

We must maintain satisfactory manufacturing yields and capacity.

      Our inability to maintain high levels of productivity or satisfactory delivery schedules at our manufacturing facilities in Manila, Beijing, or Arizona would adversely affect our operating results. The design and manufacture of LCDs and display modules are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. As is typical in the industry, at times we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules. We may encounter lower manufacturing yields and longer delivery schedules as we continue to ramp up our high-volume LCD line to greater production levels and begin to manufacture LCoS microdisplays. In addition, the complexity of manufacturing processes will increase along with increases in the sophistication of display modules.

Our emerging microdisplay business may not be successful.

      Our emerging microdisplay business, from which we expect to derive substantial revenue, faces many uncertainties. If we fail to successfully address these uncertainties, and our microdisplay business is not successful, our sales may not grow at the rate we anticipate.

      Manufacturing an LCoS microdisplay involves a significantly different procedure than manufacturing a typical liquid crystal display. Although we added additional equipment to our Arizona LCD manufacturing line in 1998 to enhance our ability to manufacture LCoS microdisplays, the manufacture of microdisplays will require us to overcome numerous challenges, including the following:

•	the use of a new material, silicon;

•	the modification of equipment and processes to accommodate the miniature size of the product;

•	the implementation of new manufacturing techniques;

•	the incorporation of new handling procedures;

•	the maintenance of cleaner manufacturing environments; and

•	the ability to master tighter tolerances in the manufacturing process.

      We could experience significant problems in commencing volume production of LCoS microdisplays. These problems could result in the delay of the full implementation of high-volume LCoS microdisplay production. In addition, lower than expected manufacturing yields could significantly and adversely affect us because of the relatively high cost of the silicon backplanes used in LCoS microdisplays.

      Various target markets for our microdisplays, including projectors, monitors, high-definition televisions, and portable microdisplays, are uncertain, may be slow to develop, or could utilize competing technologies. Many manufacturers have well-established positions in the projector and monitor markets. As a result, we must provide these manufacturers with lower cost, comparable performance microdisplays for their products. High-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. Penetrating this market will require us to offer lower cost alternatives to existing technology. In addition, the commercial success of the portable microdisplay market is uncertain. Gaining acceptance in this market may prove difficult because of the radically different approach of microdisplays to the presentation of information. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets, will impede our anticipated sales growth. Even if our technology successfully meets our price and performance goals, our customers may not achieve commercial success in selling their products that incorporate our microdisplay technology.

Our business depends on new products and technologies.

      We operate in rapidly changing industries. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to

•	continue research and development activities on existing and potential product solutions;

•	engage additional engineering and other technical personnel; and

•	purchase advanced design, production, and test equipment.

      Our future operating results will depend to a significant extent on our ability to continue to provide new product solutions that compare favorably on the basis of time to introduction, cost, and performance with the design and manufacturing capabilities of OEMs and competitive third-party suppliers. Our success in attracting new customers and developing new business depends on various factors, including the following:

•	utilization of advances in technology;

•	innovative development of new solutions for customer products;

•	efficient and cost-effective services; and

•	timely completion of the design and manufacture of new product solutions.

Our efforts to develop new technologies may not result in commercial success.

      Our research and development efforts with respect to new technologies may not result in customer or widespread market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

•	difficulties with other suppliers of components for the products;

•	superior technologies developed by our competitors;

•	price considerations;

•	lack of anticipated or actual market demand for the products; and

•	unfavorable comparisons with products introduced by others.

      The nature of our business requires us to make capital expenditures and investments for new technologies. For example, our capital expenditures, including tooling and licenses, for LCoS microdisplays, currently our largest research and development effort, have been over $7.0 million to date. To facilitate the development of our LCoS microdisplay products, we also made an equity investment of $3.3 million in Inviso, Inc., formerly Siliscape, Inc., during 1998 and purchased assets and technology of the former Light Valve business unit of National Semiconductor Corporation for approximately $3.6 million during 1999. We may be required to make similar investments and acquisitions in the future to maintain or enhance our ability to offer technological solutions.

      Significant expenditures relating to one or more new technologies, especially LCoS microdisplays, that ultimately prove to be unsuccessful for any reason could have a material adverse effect on us. In addition, any investments or acquisitions, such as Inviso and the assets and technology of the former Light Valve business unit, made to enhance our technologies may prove to be unsuccessful.

We face risks associated with international operations.

      Our manufacturing operations in Manila, Beijing, and Arizona and our sales and distribution operations in Europe create a number of logistical and communications challenges. These international operations also expose us to various economic, political, and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	lack of developed infrastructure;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in certain parts of the world.

      Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by our host countries to reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as “most favored nation” status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers.

We depend on our manufacturing operations in the Philippines.

      Any disruption or termination of our manufacturing operations in Manila or air transportation with the Philippines, even for a relatively short period of time, would adversely affect our operations. The Philippines have been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government, since we commenced operations at the facility in 1986. We have made cumulative capital investments in the Philippines amounting to approximately $14.3 million through December 31, 1999. We believe that our manufacturing operations in Manila constitute one of our most important resources and that it would be difficult to replace the low-cost, high-performance facility or the highly trained production staff in the event of the disruption or termination of our manufacturing operations in Manila.

      Our operations in Manila also depend on the business and financial condition of the third-party subcontractor that owns the manufacturing facility, which is located on land the subcontractor leases from the Philippine government. The subcontractor operates the facility utilizing equipment, processes, and documentation that we own and supervisory personnel that we employ. The subcontractor provides us with direct production personnel and leases space to us. The subcontractor also utilizes additional space in the facility to produce products for other entities unrelated to us. The failure of the subcontractor to fulfill its obligations to us would adversely affect our operating results. Our agreements with the subcontractor extend through December 31, 2000 and are renewable from year to year thereafter, but may be terminated by the subcontractor or us upon 180 days written notice.

Our new operations in China are unproven.

      We commenced manufacturing operations in Beijing, China, during 1998 in a leased temporary facility. During 1999, we completed the construction of a permanent, high-volume LCD module manufacturing facility in Beijing, which is similar to our Manila facility. We have made cumulative capital investments in China amounting to approximately $10.9 million through December 31, 1999. Our operations and assets are subject to significant political, economic, legal, and other uncertainties in China. The Chinese government recently has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government, however, may not continue to pursue these policies, may not successfully pursue these policies, or may significantly alter these policies from time to time. China currently does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of laws may be inconsistent. As the Chinese legal system develops, the passage of new laws, changes in existing laws, and the preemption of local regulations by national laws may adversely affect us. We also could be adversely affected by a number of other factors, including the following:

•	the imposition of austerity measures intended to reduce inflation;

•	inadequate development or maintenance of infrastructure, including the unavailability of adequate power and water supplies, transportation, raw materials, and parts; and

•	a deterioration of the general political, economic, or social environment in China.

      In November 1999, the United States and China signed an agreement that will lift trade barriers between the two countries and that advances China’s efforts to join the World Trade Organization. Special interest groups have raised objections to these efforts and we cannot be certain whether or to what extent trade relations with China will continue to improve. Any developments that adversely affect trade relations between the United States and China in the future could adversely affect us by increasing the cost to U.S. customers of products manufactured by us in China.

We face risks associated with international trade and currency exchange.

      Political and economic conditions abroad may adversely affect the foreign manufacture and sale of our displays. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to manufacture or sell displays in foreign markets and to purchase materials or equipment from foreign suppliers.

      While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the newly created Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine pesos, British pounds sterling, and Chinese renminbi.

      Fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. The Philippine peso suffered a major devaluation in late 1997, and the Chinese renminbi has experienced significant devaluation against most major currencies over the last five years. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

      The risks described above are particularly important since international sales represented approximately 82.0% of our net sales in 1999 and approximately 47.3% of our net sales in 1998. Sales in foreign markets, primarily Europe and China, to OEMs based in the United States accounted for almost all of our international sales in both of these periods. In the future, we expect sales to OEMs based in Europe and China to increase.

Variability of customer requirements may adversely affect our operating results.

      Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet our customers’ demands if their demands exceed anticipated levels.

Our operating results have significant fluctuations.

      In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the timing of orders;

•	the volume of orders relative to our capacity;

•	product introductions and market acceptance of new products or new generations of products;

•	evolution in the life cycles of customers’ products;

•	timing of expenditures in anticipation of future orders;

•	effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	product mix;

•	pricing and availability of competitive products and services; and

•	changes or anticipated changes in economic conditions.

      Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop.

We must effectively utilize our Arizona facility.

      The effective utilization of our Arizona facility and its high-volume LCD manufacturing line is critical to our success. We utilize the high-volume line to produce a majority of our own requirements for LCDs.

      The successful utilization of the LCD manufacturing line requires us to (1) produce LCDs on a timely and cost-effective basis at quality levels at least equal to product available from independent suppliers and (2) utilize the LCDs we produce in devices we design and manufacture in a manner satisfactory to our customers. We experienced some delays in fully implementing our LCD manufacturing operations in 1996. We could experience problems or delays in the future in conducting our LCD manufacturing operations. Any problems with our LCD manufacturing operations could result in the lengthening of our delivery schedules, reductions in the quality or performance of our design and manufacturing services, and reduced customer satisfaction. These problems also could require us to purchase our LCD requirements from third parties and could delay our ability to recover our substantial expenditures in constructing and equipping the high-volume LCD manufacturing line.

We must effectively manage our growth.

      The failure to manage our growth effectively could adversely affect our operations. We have increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to

•	enhance our operational, financial, and management systems;

•	expand our facilities and equipment; and

•	successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our new production facility in Beijing.

      The expansion and diversification of our product and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the anticipated demand of our customers. For example, prior to the receipt of orders, we substantially increased our manufacturing capacity in 1998 by starting up manufacturing operations in Beijing. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

We depend on key personnel.

      Our development and operations depend substantially on the efforts and abilities of our senior management and technical personnel. The appointment of a new chief executive officer and a new chief technology officer during 1999 required the integration of management personnel, the realignment of management duties, and the confirmation of strategic initiatives.

      The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel, including those required for our LCD manufacturing facility, could have a material adverse effect on us. Although we maintain non-competition and nondisclosure covenants with certain key personnel, we do not have any fixed-term agreements with, or key person life insurance covering, any officer or employee.

We must protect our intellectual property, and others could infringe on or misappropriate our rights.

      We believe that our continued success depends in part on protecting our proprietary technology. Third parties could claim that we are infringing their patents or other intellectual property rights. In the event that a third party alleges that we are infringing its rights, we may not be able to obtain licenses on commercially reasonable terms from the third party, if at all, or the third party may commence litigation against us. The failure to obtain necessary licenses or other rights or the institution of litigation arising out of such claims could materially and adversely affect us.

      We rely on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We seek to protect certain of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	pending patent applications may not be issued;

•	intellectual property laws may not protect our intellectual property rights;

•	third parties may challenge, invalidate, or circumvent any patent issued to us;

•	rights granted under patents issued to us may not provide competitive advantages to us;

•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;

•	others may independently develop similar technology or design around any patents issued to us; and

•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we operate.

      We may not be able to obtain effective trademark, service mark, copyright, and trade secret protection in every country in which we sell our products. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract our management’s time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

The market price of our common stock may be volatile.

      The market price of our common stock has been extremely volatile. Our stock price increased dramatically during the three-year period ended December 31, 1994, but declined significantly during 1995 and 1996. The stock price increased again during 1997, but declined significantly in 1998. Our stock price again increased significantly during 1999. The trading price of our common stock in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

•	quarterly variations in our operating results;

•	actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

•	changes in analysts’ estimates of our financial performance;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

The electronics industry is cyclical.

      The electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. In addition, the electronics industry is cyclical in nature. We have sought to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in rapidly expanding segments of the electronics industry. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

We must finance the growth of our business and the development of new products.

      To remain competitive, we must continue to make significant investments in research and development, equipment, and facilities. As a result of the increase in fixed costs and operating expenses related to these capital expenditures, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

      From time to time, we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our design and production facilities and equipment. We cannot predict the timing or amount of any such capital requirements at this time. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer. Debt financing increases expenses and must be repaid regardless of operating results. Equity financing could result in additional dilution to existing stockholders.

We are subject to environmental regulations.

      Our operations result in the creation of small amounts of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. Any failure by us to control the use, or adequately restrict the discharge, of hazardous substances could subject us to future liabilities. We are subject to federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals used in our design and manufacturing processes. The amount of hazardous waste produced by us may increase in the future depending on changes in our operations. Our failure to comply with present or future environmental regulations could result in the imposition of fines, suspension of production, or a cessation of operations. Compliance with these regulations could require us to acquire costly equipment or to incur other significant expenses.

Change in control provisions may adversely affect existing stockholders.

      Our restated certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. Our restated certificate also authorizes the board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

Sales of large numbers of shares could adversely affect the price of our common stock.

      All of our outstanding shares are freely tradeable without restriction or further registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144, except for the holding period requirements. Sales of substantial amounts of common stock by our stockholders, or even the potential for such sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We do not pay cash dividends.

      We have never paid any cash dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to apply earnings to the expansion and development of our business.

Our operating results could differ materially from the forward-looking statements contained in this Report.

      Certain statements and information contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined under applicable securities laws. These include statements concerning our future, proposed, and anticipated activities; certain trends with respect to our revenue, operating results, capital resources, and liquidity; and certain trends with respect to the markets in which we compete or the electronics industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed under this Item 1, “Business — Special Considerations.”

ITEM 2. PROPERTIES

      We own and occupy a 97,000 square foot facility in Tempe, Arizona, which houses our U.S.-based manufacturing operations; our research, development, engineering, design, and corporate functions; and the largest fully automated LCD glass manufacturing operations in North America. We entered into a ground lease for this facility that extends through March 31, 2069, subject to renewal and purchase options as well as early termination provisions. Costs to construct, furnish, and equip the Tempe facility were approximately $24.0 million.

      We lease approximately 3,500 square feet of office and warehouse space in Swindon, United Kingdom, where we maintain our European administrative offices and a distribution warehouse.

      We lease approximately 60,000 square feet of manufacturing space in Manila, the Philippines. Approximately 40,000 square feet is subject to a lease that expires on December 31, 2000 and is renewable from year to year thereafter, but may be terminated upon 180 days written notice. The remaining 20,000 square feet is subject to a lease that expires on March 31, 2000. We currently are in the process of renewing that lease and expect to finalize the renewal prior to the expiration of that lease.

      We own and occupy a 46,000 square foot facility in Beijing, China, including 29,000 square feet of manufacturing space. We constructed this facility on property that we have purchased on a long-term land use contract. Costs to construct, furnish, and equip the Beijing facility were approximately $10.9 million.

ITEM 3. LEGAL PROCEEDINGS

      There are no legal proceedings to which we are a party or to which any of our properties are subject, other than routine litigation incident to our business that is covered by insurance or an indemnity or that we do not expect to have a material adverse effect on our company. It is possible, however, that we could incur claims for which we are not insured or that exceed the amount of our insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER                 MATTERS

      Our common stock has been listed on the New York Stock Exchange under the symbol “TFS” since December 29, 1994. The following table sets forth the quarterly high and low closing prices of our common stock as reported on the New York Stock Exchange for the periods indicated, adjusted to reflect the four-for-three split of our common stock effected as a stock dividend in December 1999.

	High	Low

1997:

First Quarter	$12 3/32	$9 3/16

Second Quarter	11 13/16	8 23/32

Third Quarter	19 7/8	10 7/8

Fourth Quarter	19 7/8	12 3/8

1998:

First Quarter	$17 19/64	$13 5/16

Second Quarter	15 9/32	11 5/32

Third Quarter	13 41/64	5 19/64

Fourth Quarter	10 13/32	4 7/8

1999:

First Quarter	$12	$6 15/32

Second Quarter	10 23/64	6 3/64

Third Quarter	16 19/32	10 17/64

Fourth Quarter	41	16 11/16

      As of March 10, 2000, there were approximately 808 holders of record of our common stock. The closing sale price of our common stock on the New York Stock Exchange on March 10, 2000 was $61.125 per share.

      Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. Furthermore, our $25.0 million 1998 credit facility with Imperial Bank and the National Bank of Canada did not permit us to pay dividends without the consent of the lenders. In January 2000, we entered into a new credit facility with Imperial Bank to replace the 1998 credit facility, and that new facility also does not permit us to pay dividends without the consent of Imperial Bank. The payment of dividends in the future will depend on our growth, profitability, financial condition, and other factors that our board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

      The selected historical financial data presented below are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report. All share amounts and per share data have been adjusted to reflect the four-for-three split of our common stock effected as a stock dividend in December 1999.

	Years Ended December 31,

	1995	1996	1997	1998	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Net sales	$91,585	$60,713	$84,642	$95,047	$147,408

Costs and expenses:

Cost of sales	70,481	58,321	64,760	76,149	117,583

Selling, general, and administrative	5,386	5,351	6,557	7,334	11,170

Research, development, and engineering	2,396	4,065	5,106	7,159	8,745

	78,263	67,737	76,423	90,642	137,498

Operating income (loss)	13,322	(7,024)	8,219	4,405	9,910

Other income (expense), net	643	273	358	(42)	(18)

Income (loss) before provision for (benefit from) income taxes	13,965	(6,751)	8,577	4,363	9,892

Provision for (benefit from) income taxes	5,548	(2,920)	3,334	1,773	2,968

Net income (loss)	$8,417	$(3,831)	$5,243	$2,590	$6,924

Earnings (loss) per common share:

Basic	$0.82	$(0.37)	$0.50	$0.25	$0.67

Diluted	$0.78	$(0.37)	$0.49	$0.25	$0.65

Weighted average number of common shares:

Basic	10,288	10,357	10,472	10,185	10,375

Diluted	10,779	10,357	10,787	10,403	10,670

Consolidated Balance Sheet Data:

(at end of year):

Working capital	$22,400	$21,513	$29,113	$24,825	$60,853

Total assets	63,780	62,569	72,835	77,904	126,930

Notes payable to banks and long-term debt	3,000	—	—	8,095	—

Stockholders’ equity	55,224	51,184	56,525	51,096	101,220

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

      We offer advanced design and manufacturing services to original equipment manufacturers, commonly referred to as OEMs. We specialize in custom display modules utilizing liquid crystal display, or LCD, components and technology. Our LCD modules have varying levels of integration. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services, which increase our competitiveness, by assembling additional components onto the module based upon the specific needs of the customer. These additional components include such items as keypads, microphones, speakers, light guides, and optics.

      We currently sell substantially all of our LCD modules to major OEMs. When we win a design program, our customer typically pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been as high as 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue upon product shipment.

      We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers, including Hewlett-Packard. Motorola accounted for 65.1% of our net sales in 1996, 34.6% in 1997, and 63.6% in 1998. In 1999, net sales to Motorola increased at a rate faster than net sales to our other customers and represented 86.1%of our net sales. Hewlett-Packard accounted for 32.0% of our net sales in 1997, and less than 10.0% in 1998 and 1999. This percentage decrease occurred as several older Hewlett-Packard programs matured and ended. In addition, new programs launched by Hewlett-Packard in 1998 either did not require our LCD modules or required less complex, lower cost modules.

      During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. As a result, sales usually peak in the fourth quarter of a calendar year and are lower in the following quarter.

      Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. Currently, significant pricing pressure exists in the LCD module market, especially in higher volume programs in the wireless communications industry. Accordingly, as the production levels of some of our new higher volume programs have increased, the lower standard gross margins on those programs have impacted our overall margins.

      We vertically integrate our manufacturing facilities. In Arizona, we own and operate the largest high-volume LCD production line in North America. We generally use the Arizona facility for the manufacture of more technologically complex and custom high-volume LCDs. We also purchase LCDs from Asian and European sources to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we ship our LCDs to our facilities in Manila, the Philippines, or Beijing, China, for assembly into modules.

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

      We commenced construction of our permanent Beijing facility in late 1998. This facility was substantially completed in early July 1999, and we began production in the new manufacturing facility late in the third quarter of 1999. All production in Beijing during the fourth quarter of 1999 was done out of our new permanent facility. We own our Beijing facility through a wholly owned foreign subsidiary.

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

      Research, development, and engineering expense consists principally of salaries and benefits to scientists, design engineers, and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. Research, development, and engineering expense continues to increase as we develop new display products and technologies, especially LCoS microdisplays, while we continue with our in-house process development efforts related to the high-volume LCD manufacturing line located in Arizona.

      Since 1997, we have been working on the development of LCoS microdisplays. In 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In 1999, National decided to close its microdisplay business unit. In connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National relating to LCoS microdisplays. We paid approximately $3.0 million in cash and issued warrants to purchase 93,333 shares of our common stock in the transaction, which was valued at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National to assist in the implementation of the acquired technologies.

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

      In August 1999, we licensed the microdisplay technology of S-Vision Corporation, which had recently ceased operations. This license is an irrevocable, royalty free, fully paid-up, worldwide license to manufacture and package certain microdisplay products and patented optical engines.

      In October 1999, we signed a letter agreement with Tecdis S.p.A., a European-based LCD company, to form an ASIC design center in Chatillon, Italy. The ASIC design center will be known as Dora and will focus on the design of ASICs necessary to drive the LCDs we and Tecdis design for our respective customers. Recently, STMicroelectronics announced its participation in Dora and its agreement to manufacture the ASICs designed by Dora.

      These acquisitions, investments, and licenses will result in increased research, development, and engineering expenses as we expand our LCoS microdisplay development efforts in preparation for the commercial introduction of LCoS microdisplay products. We are also considering licensing other technologies from other companies that could be optimized on our LCD manufacturing line as well as entering into further alliances. We expect to continue to devote substantial resources to research and development, especially on our LCoS microdisplay technology and related products. As a result, the actual dollar amount of our research, development, and engineering expenses will continue to increase.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Consolidated Financial Statements.

	Years Ended December 31,

	1997	1998	1999

Net sales	100.0%	100.0%	100.0%

Costs and expenses:

Cost of sales	76.5	80.1	79.8

Selling, general, and administrative	7.8	7.7	7.6

Research, development, and engineering	6.0	7.6	5.9

	90.3	95.4	93.3

Operating income	9.7	4.6	6.7

Other income (expense), net	0.4	—	—

Income before provision for income taxes	10.1	4.6	6.7

Provision for income taxes	3.9	1.9	2.0

Net income	6.2%	2.7%	4.7%

Year ended December 31, 1999 compared to year ended December 31, 1998

      Net Sales. Net sales increased 55.2% to $147.4 million in the year ended December 31, 1999 from $95.0 million in the year ended December 31, 1998. This increase was the result of several new programs, primarily for Motorola. We have experienced a seasonality to our sales, primarily as a result of our LCD modules being used in mobile handsets, the majority of which are sold in the third and fourth quarter of a year. In 1999, we recorded 63.0% of our net sales in the third and fourth quarters. Net sales in the fourth quarter of 1999 were 117.2% greater than net sales in the first quarter of 1999.

      Cost of Sales. Cost of sales decreased to 79.8% of net sales in the year ended December 31, 1999 from 80.1% in the year ended December 31, 1998. This percentage decrease resulted primarily from increased operating efficiencies as a result of a significant increase in production volume. Most of those operating efficiencies occurred in the fourth quarter of 1999. In addition, our permanent China manufacturing facility was operational during the entire fourth quarter, and in that new facility we experienced better yields and absorption than when we operated in our temporary China facility.

      Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 53.4% to $11.2 million in the year ended December 31, 1999 from $7.3 million in the year ended December 31, 1998. Selling, general, and administrative expense was 7.6% of net sales in the year ended December 31, 1999 compared to 7.7% in the year ended December 31, 1998. The increase in selling, general, and administrative expense reflected the continued expansion of our business. In particular, we incurred approximately $2.2 million of marketing and administrative expenditures relating to our LCoS microdisplay business in 1999 compared to approximately $300,000 in 1998.

      Research, Development, and Engineering Expense. Research, development, and engineering expense increased 20.8% to $8.7 million in the year ended December 31, 1999 from $7.2 million in the year ended December 31, 1998. Research, development, and engineering expense was 5.9% of net sales in the year ended

December 31, 1999 compared to 7.6% in the year ended December 31, 1998. Although research, development, and engineering expense associated with in-process developments on the LCD line decreased in 1999, research, development, and engineering expense overall increased as the result of the development of new display products and technologies. For example, LCoS microdisplays accounted for approximately $4.4 million of research, development, and engineering expense in 1999 compared to approximately $2.4 million in 1998.

      Other Income (Expense), Net. Other expense in the year ended December 31, 1999 was $18,000 compared to other expense of $42,000 in the year ended December 31, 1998. We had sharply higher interest income in the fourth quarter of 1999 as the result of increased cash balances and a tax refund. That interest income offset interest expense we had in the first three quarters of 1999 as a result of additional borrowing incurred in connection with our stock repurchase program and increased borrowings on our working capital line of credit. All credit lines were paid off and cash balances increased as a result of our equity offering in the third quarter of 1999.

      Provision for Income Taxes. We recorded a provision for income taxes of $3.0 million in the year ended December 31, 1999 compared to a provision for income taxes of $1.8 million in the year ended December 31, 1998. This change resulted primarily from higher pre-tax income in 1999 compared to the same period in 1998. In addition, we recorded tax benefits in the first and fourth quarters of 1999 relating to a state income tax refund. Generally, the tax rate was also lower in 1999 as a result of higher net income in China (which is a low tax rate jurisdiction) versus a net loss in China in 1998. In 2000, we expect our overall tax rate to be approximately 36.0%.

      Net Income. Net income increased 165% to $6.9 million, or $0.65 per diluted share, in the year ended December 31, 1999 from $2.6 million, or $0.25 per diluted share, in the year ended December 31, 1998. Excluding LCoS microdisplay related expenses, our net income was approximately $11.4 million, or $1.07 per diluted share.

Year ended December 31, 1998 compared to year ended December 31, 1997

      Net Sales. Net sales increased 12.3% to $95.0 million in 1998 from $84.6 million in 1997. The increase resulted from several new programs in 1998 for a variety of customers, including Motorola. In 1998, we recorded 56.7% of our net sales in the third and fourth quarters. Net sales in the fourth quarter of 1998 were almost 58.6% greater than in the first quarter of 1998.

      Cost of Sales. Cost of sales increased to 80.1% of net sales in 1998 from 76.5% in 1997. The corresponding decrease in our gross margin was primarily the result of manufacturing variances occurring as a result of the start-up of our new manufacturing facility in Beijing, unfavorable manufacturing yields experienced in connection with the start of several new programs, and increased pricing pressure from customers and competitors, partially as a result of the Asian economic crisis.

      Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 10.6% to $7.3 million in 1998 from $6.6 million in 1997. Selling, general, and administrative expense was 7.7% of net sales in 1998 compared to 7.8% in 1997. Selling, general, and administrative expense increased in absolute terms as a result of increased selling expenses and the addition of administrative personnel. As a result of increased net sales in 1998, however, selling, general, and administrative expense declined slightly as a percent of net sales.

      Research, Development, and Engineering Expense. Research, development, and engineering expense increased 41.2% to $7.2 million in 1998 from $5.1 million in 1997. Research, development, and engineering expense was 7.6% of net sales in 1998 compared to 6.0% in 1997. In 1998, we continued to expand and intensify our research and development efforts on proprietary display products as well as ongoing LCD manufacturing process improvements, including increased use of the LCD manufacturing line in our Arizona facility as a resource for development of these new products.

      Other Income (Expense), Net. Other expense was $42,000 in 1998 compared to other income of $358,000 in 1997. Net interest income in 1998 was $75,000, down from $548,000 in 1997. The decrease in net interest income was the result of investing lower average cash balances during the year as well as increased interest expense as a result of increased debt. This decline in net interest income was partially offset by reduced foreign exchange losses.

      Provision for Income Taxes. We recorded a provision for income taxes of $1.8 million in 1998 compared to $3.3 million in 1997. Our overall tax rate was 40.6% in 1998 compared to 38.9% in 1997. The increased tax rate resulted primarily from losses in Beijing for which we did not receive a tax benefit proportionate to our tax rate elsewhere in the world.

      Net Income. Net income decreased 50.0% to $2.6 million, or $0.25 per diluted share, in 1998 compared to $5.2 million, or $0.49 per diluted share, in 1997.

Quarterly Results of Operations

      The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 1999, as well as such data expressed as a percentage of net sales. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

	(in thousands)
	1998				1999

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	$18,479	$22,682	$24,572	$29,314	$23,044	$31,600	$42,723	$50,041

Cost and expenses:

Cost of sales	13,687	17,095	22,243	23,124	20,191	25,103	33,882	38,407

Selling, general, and administrative	1,619	1,815	1,721	2,179	2,449	2,493	2,741	3,487

Research, development, and engineering	1,689	1,904	1,250	2,316	1,821	2,008	2,427	2,489

	16,995	20,814	25,214	27,619	24,461	29,604	39,050	44,383

Operating income (loss)	1,484	1,868	(642)	1,695	(1,417)	1,996	3,673	5,658

Other income (expense), net	175	124	(52)	(289)	(185)	(214)	(160)	541

Income (loss) before provision for (benefit from) income taxes	1,659	1,992	(694)	1,406	(1,602)	1,782	3,513	6,199

Provision for (benefit from) income taxes	664	869	(291)	531	(960)	742	1,476	1,710

Net income (loss)	$995	$1,123	$(403)	$875	$(642)	$1,040	$2,037	$4,489

	Percentage of Net Sales
	Quarters Ended

	1998				1999

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost and expenses:

Cost of sales	74.1	75.4	90.5	78.9	87.6	79.4	79.3	76.8

Selling, general, and administrative	8.8	8.0	7.0	7.4	10.6	7.9	6.4	6.9

Research, development, and engineering	9.1	8.4	5.1	7.9	7.9	6.4	5.7	5.0

	92.0	91.8	102.6	94.2	106.1	93.7	91.4	88.7

Operating income (loss)	8.0	8.2	(2.6)	5.8	(6.1)	6.3	8.6	11.3

Other income (expense), net	1.0	0.6	(0.2)	(1.0)	(0.9)	(0.7)	(0.4)	1.1

Income (loss) before provision for (benefit from) income taxes	9.0	8.8	(2.8)	4.8	(7.0)	5.6	8.2	12.4

Provision for (benefit from) income taxes	3.6	3.8	(1.2)	1.8	(4.2)	2.3	3.4	3.4

Net income (loss)	5.4%	5.0%	(1.6)%	3.0%	(2.8)%	3.3%	4.8%	9.0%

      Historically, we have experienced seasonal fluctuations in our net sales. OEM customers that purchase our products for incorporation into retail products, such as mobile handsets, typically increase their purchases during the year-end holiday period and phase out old programs early in the year following holiday sales. As a result, net sales typically peak in the fourth quarter and reach a seasonal low point in the first quarter.

      There is significant pricing pressure in higher volume programs in the wireless communications and office automation industries. In addition, high-volume programs that generally have lower gross margins began to represent a larger percentage of net sales in the second half of 1998, thereby reducing gross margin. In the third quarter of 1998, we also started several new programs and incurred substantial start-up costs on those new programs. In addition, excess inventory purchases occurred in the second quarter of 1998, slowing purchases in the third quarter of 1998 and greatly reducing material overhead absorption in that quarter. In the first quarter of 1999, we had an unfavorable product mix, shipping principally lower margin products. In addition, reduced manufacturing yields and under-absorption of fixed overhead contributed to lower margins. In the second half of 1999, higher volumes in our manufacturing facilities produced increased operating efficiencies, resulting in better margins.

      We started new manufacturing operations in Beijing in 1998 in a temporary manufacturing facility. Our gross margins in the second and third quarters of 1998 were adversely affected by start-up costs associated with these operations, which were incurred in advance of the receipt of significant sales. We moved into our permanent facility in the third quarter of 1999 and, as a result, operating efficiencies increased in China in the fourth quarter of 1999.

      In 1999, we continued to expand and intensify our research and development efforts on proprietary display products, such as LCoS microdisplays. Other expense increased in the last half of 1998 and the first half of 1999 as our cash balances declined and we increased our borrowings. All borrowings were paid off and cash balances increased as a result of our equity offering in the third quarter of 1999. As a result, we had sharply higher interest income in the fourth quarter of 1999.

Liquidity and Capital Resources

      At December 31, 1999, we had cash and cash equivalents of $45.4 million compared to cash and cash equivalents of $4.9 million at December 31, 1998.

      In 1999, we had $18.4 million in net cash flow from operations compared to nearly flat net cash flow from operations during 1998. Cash flow from operations improved during 1999 primarily as a result of increased net income and depreciation expense. Our depreciation expense was $5.9 million for 1999 as compared with $4.7 million for 1998. This increase relates to increased starts on our LCD line and increased capital equipment as a result of our China operations. The high-volume LCD line is depreciated on a units of production method based on units started. The increased operational cash flow in 1999 was also the result of inventory turns increasing from 7.3 to 9.5 in 1999 and account receivable DSOs (Day Sales Outstanding) decreasing throughout the year, ending at 52 days on December 31, 1999.

      Our working capital was $60.9 million at December 31, 1999, up from $24.8 million at December 31, 1998. Our current ratio at December 31, 1999 was 3.8-to-1 compared to 2.5-to-1 at December 31, 1998. The increase in our working capital and current ratio occurred primarily because of our equity offering in the third quarter of 1999, in which we sold 3.1 million shares of common stock for approximately $45.0 million, and because of our strong operating cash flow in the fourth quarter of 1999. Including our cash, cash equivalents, and available credit facilities, we had approximately $70.7 million in readily available funds at December 31, 1999 compared to $22.2 million at December 31, 1998.

      In November 1998, we entered into a $25.0 million secured credit facility with Imperial Bank and the National Bank of Canada. The credit facility consisted of a $15.0 million revolving line of credit, which was available for general corporate purposes, and a $10.0 million term loan facility, which provided available funds to repurchase our common stock. At December 31, 1999, no borrowings were outstanding under that credit facility as a result of our repayment of all outstanding amounts. In January 2000, we entered into a new credit facility with Imperial Bank to replace the 1998 credit facility. The new credit facility is a $25.0 million unsecured revolving line of credit that matures in January 2001. Mellon Bank is a participating lender on that new credit facility. No borrowings are outstanding under that new credit facility. Advances under the new facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. Our Three-Five Systems Limited subsidiary has established an annually renewable credit facility with a United Kingdom bank in order to fund its working capital requirements. The credit facility, which expires July 15, 2000, provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. No borrowings are outstanding under this facility.

      Capital expenditures during 1999 were approximately $12.5 million. These capital expenditures consisted of $5.6 million for equipment and construction costs relating to our manufacturing facility in Beijing; $1.8 million for manufacturing and office equipment for our operations in Manila and Arizona; and $5.1 million for LCoS microdisplays, including our purchase of assets and licenses from National Semiconductor and S-Vision. The assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays were acquired for approximately $3.0 million in cash and warrants to purchase 93,333 shares of our common stock. Substantially all of the purchase price was allocated to depreciable assets, tooling and mask rights, and amortizable licenses.

      Capital expenditures during 1998 were approximately $8.1 million. These capital expenditures consisted primarily of manufacturing and office equipment for our operations in Manila and Arizona and laboratory equipment for research and development. In addition, we spent $5.3 million for equipment and construction in 1998 related to our Beijing operations. In 1998 and 1999, we cumulatively expended approximately $10.9 million in Beijing for manufacturing, equipment, building construction, and land costs.

      We believe that our existing balances of cash and cash equivalents, anticipated cash flows from operations and available and anticipated credit lines will provide adequate sources to fund our operations and planned expenditures through 2000. We may have to expand our loan commitments or pursue alternate methods of financing or raise capital, however, should we encounter additional cash requirements. For example, accounts receivable and inventory could rise faster than anticipated if revenue levels increase more than currently anticipated. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, that may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Effects of Inflation and Foreign Currency Exchange Fluctuations

      The results of our operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. We generally sell our products and services and negotiate purchase orders with our foreign suppliers in U.S. dollars. However, we have certain foreign currency exchange exposure as a result of our manufacturing operations in the Philippines and China. The sub-assembly agreement relating to our operations in Manila is based on a fixed conversion rate, exposing us to exchange rate fluctuations with the Philippine peso. We have not incurred any material exchange gains or losses to date. There has been some minor benefit as a result of the peso devaluation, although we are now required to pay approximately one-third of any peso devaluation gain to our lessor and direct labor subcontractor in Manila.

      In China, we have accounts receivable and cash deposits in the local currency. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There has been general speculation since late 1998 that China may devalue its currency. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although from time to time we may enter into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, we cannot provide assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our business.

Year 2000 Compliance

      We are heavily dependent upon complex computer software and systems for our operations. Many existing computer programs and systems use only two digits to identify a year in the date field. These programs and systems were designed and developed without considering the impact of the recent change in the century.

      We created a multi-functional Year 2000 task force to resolve any non-compliant Year 2000 systems or processes. This task force completed the upgrading of computer software and hardware manufacturing equipment during 1999. As of the date of this Report, we have not experienced any material disruption to our operations as a result of any failure of any of our systems to function properly as of January 1, 2000. We also have not experienced any Year 2000 failures related to any of our significant vendors or suppliers.

      Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. In addition, unforeseen circumstances may arise, and we may not in the future identify equipment or systems that are not Year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      At December 31, 1999, we did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

Primary Market Risk Exposures

      Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. In 1999, we incurred interest on loans made under a revolving line of credit at interest rates under a variable interest rate of LIBOR (6.13% at December 31, 1999) plus 237.5 basis points. At December 31, 1999, no borrowings were outstanding under this line of credit. In January 2000 we replaced the line of credit with a new unsecured credit facility with an interest rate of LIBOR plus 150 basis points. Although most of our business outside the United States is conducted in U.S. dollar denominated transactions, certain sales in China are in renminbi. In addition, we operate high-volume manufacturing facilities in Manila, the Philippines and Beijing, China, and a sales and distribution facility in the United Kingdom. Some of the expenses of these foreign operations are denominated in the Philippine peso, Chinese renminbi, and British pound sterling, respectively. These expenses include local salaries and wages, utilities, and some operating supplies. As a result of these sales and expenses, we do have accounts receivable and cash deposits in local currencies. We believe, however, that the operating expenses currently incurred in foreign currencies other than the Chinese renminbi are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on our business, results of operations, or financial condition. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There is general speculation that China may devalue its currency. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although we from time to time may enter into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, we cannot provide assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The information required by this Item relating to our directors is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business - Executive Officers” of this Report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2000 Annual Meeting of Stockholders.

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

      Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

      Not applicable.

(c) Exhibits

Exhibit
Number	Exhibits

2	Amended and Restated Agreement and Plan or Reorganization(1)

3(a)	Restated Certificate of Incorporation of the Company(2)

3(b)	Amended and Restated Bylaws of the Company(3)

4	Form of Certificate of Common Stock(3)

10(a)	1990 Incentive Stock Option Plan(1)

10(c)	Line of Credit Agreement between Three-Five Systems Limited and Barclays Bank, PLC(1)

10(d)	Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated February 22, 1995(4)

10(g)	Form of Three-Five Systems, Inc. Distributor Franchise Agreement(5)

10(j)	1993 Stock Option Plan(5)

10(k)	1994 Automatic Stock Option Plan(6)

10(l)	Lease Agreement between Technology Electronic Assembly and Management (T.E.A.M.) Pacific Corporation and Three-Five Systems Pacific, Inc.(7)

10(m)	Lease Agreement between Regent Apparel Corporation and Three-Five Systems Pacific, Inc.(7)

10(o)	Lease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(8)

10(t)	Credit Agreement dated May 23, 1997 between Three-Five Systems, Inc. and Imperial Bank(9)

10(u)	Addendum No. 1 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated March 12, 1997(9)

10(v)	1997 Employee Stock Option Agreement(9)

10(w)	Amended and Restated Three-Five Systems, Inc. 1998 Stock Option Plan, amended as of January 28, 1999, as approved by the Company’s stockholders on April 22, 1999(10)

10(x)	1998 Director’s Stock Plan(9)

10(y)	Addendum No. 2 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated January 1, 1998(9)

10(z)	401(k) Profit Sharing Plan(11)

10(aa)	Credit Agreement dated November 5, 1998, by and among Three-Five Systems, Inc., its subsidiaries, the Banks named therein, and Imperial Bank Arizona, as Agent.(12)

10(bb)	Security Agreement dated November 5, 1998, by Three-Five Systems, Inc. in favor of Imperial Bank Arizona, as Agent.(12)

21	List of Subsidiaries(3)

23	Consent of Arthur Andersen LLP

27	Financial Data Schedule

(1)	Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed March 27, 1990 and declared effective March 27, 1990.

(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1994, as filed with the Commission on or about May 12, 1994.

(3)	Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A filed on August 26, 1999, and declared effective September 27, 1999.

(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994 filed with the Commission on March 22, 1995, as amended by Form 10-KSB/A as filed with the Commission on April 28, 1995.

(5)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) as filed on February 3, 1994, and declared effective March 15, 1994.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) as filed on January 24, 1995.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 13, 1996.

(8)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997.

(9)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 13, 1998, and as amended by Form 10-K/A filed with the Commission on March 23, 1998.

(10)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-87875) as filed on September 27, 1999.

(11)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

(12)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 15, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date: March 13, 2000	By: /s/ Jack L. Saltich Jack L. Saltich President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack L. Saltich Jack L. Saltich	President, Chief Executive Officer (Principal Executive Officer), and Director	March 13, 2000

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Executive Vice President - Finance, Administration, and Legal; Chief Financial Officer; Secretary; Treasurer (Principal Financial Officer), and Director	March 13, 2000

/s/ Robert T. Berube Robert T. Berube	Corporate Controller (Principal Accounting Officer)	March 13, 2000

/s/ David C. Malmberg David C. Malmberg	Director	March 13, 2000

/s/ Gary R. Long Gary R. Long	Director	March 13, 2000

/s/ Kenneth M. Julien Kenneth M. Julien	Director	March 13, 2000

/s/ Thomas A. Werner Thomas A. Werner	Director	March 13, 2000

/s/ David P. Chavoustie David P. Chavoustie	Director	March 13, 2000

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Three-Five Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of THREE-FIVE SYSTEMS, INC. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/S/ ARTHUR ANDERSEN LLP

Phoenix, Arizona,
  January 21, 2000.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	1998	1999

ASSETS

Current Assets:

Cash and cash equivalents	$4,946	$45,363

Accounts receivable, net	18,601	20,886

Inventories	12,493	12,344

Deferred tax asset	2,680	3,231

Other current assets	2,313	1,047

Total current assets	41,033	82,871

Property, Plant and Equipment, net	33,314	40,546

Other Assets, net	3,557	3,513

	$77,904	$126,930

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$10,649	$13,450

Accrued liabilities	4,673	7,526

Current taxes payable	235	1,042

Current portion of long-term debt	651	—

Total current liabilities	16,208	22,018

Long-term Debt	7,444	—

Deferred Tax Liability	3,156	3,692

Commitments and Contingencies Stockholders’ Equity:

Preferred stock, $.01 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, $.01 par value; 15,000,000 shares authorized, 10,633,201 shares issued, 9,340,143 shares outstanding at December 31, 1998; 12,572,758 shares issued, 12,572,365 shares outstanding at December 31, 1999.	106	126

Additional paid-in capital	32,484	67,388

Retained earnings	26,823	33,702

Cumulative translation adjustment	8	7

Less — Treasury stock, at cost, (1,293,058) shares at December 31, 1998 and (393) shares at December 31, 1999.	(8,325)	(3)

Total stockholders’ equity	51,096	101,220

	$77,904	$126,930

The accompanying notes are an integral part of these consolidated balance sheets.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Years Ended December 31,

	1997	1998	1999

Net Sales	$84,642	$95,047	$147,408

Costs and Expenses:

Cost of sales	64,760	76,149	117,583

Selling, general and administrative	6,557	7,334	11,170

Research, development and engineering	5,106	7,159	8,745

	76,423	90,642	137,498

Operating income	8,219	4,405	9,910

Other Income (Expense):

Interest, net	548	75	51

Other, net	(190)	(117)	(69)

	358	(42)	(18)

Income before provision for income taxes	8,577	4,363	9,892

Provision for income taxes	3,334	1,773	2,968

Net income	$5,243	$2,590	$6,924

Earnings Per Common Share:

Basic	$0.50	$0.25	$0.67

Diluted	$0.49	$0.25	$0.65

Weighted Average Number of Common Shares:

Basic	10,472,071	10,184,841	10,375,414

Diluted	10,786,633	10,402,721	10,670,033

The accompanying notes are an integral part of these consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 1997, 1998, and 1999
(in thousands, except share data)

	Common Stock						Total
			Additional		Cumulative		Stock-	Compre-
	Shares		Paid-in	Retained	Translation	Treasury	Holders'	hensive
	Issued	Amount	Capital	Earnings	Adjustment	Stock	Equity	Income

Balance, December 31, 1996	10,373,105	$104	$32,329	$18,990	$14	$(253)	$51,184

Net income	—	—	—	5,243	—	—	5,243	$5,243

Other comprehensive income

Foreign currency translation adjustments	—	—	—	—	6	—	6	6

Comprehensive income	—	—	—	—	—	—	—	$5,249

Stock options exercised	197,592	1	50	—	—	—	51

Early disposition of incentive stock options	—	—	41	—	—	—	41

Balance, December 31, 1997.	10,570,697	105	32,420	24,233	20	(253)	56,525

Net income	—	—	—	2,590	—	—	2,590	$2,590

Other comprehensive income

Foreign currency translation adjustments	—	—	—	—	(12)	—	(12)	(12)

Comprehensive income	—	—	—	—	—	—	—	$2,578

Stock options exercised	62,504	1	64	—	—	—	65

Purchase of treasury stock	—	—	—	—	—	(8,072)	(8,072)

Balance, December 31, 1998.	10,633,201	106	32,484	26,823	8	(8,325)	51,096

Net income	—	—	—	6,924	—	—	6,924	$6,924

Other comprehensive income

Foreign currency translation adjustments	—	—	—	—	(1)	—	(1)	(1)

Comprehensive income	—	—	—	—	—	—	—	$6,923

Stock options exercised	100,433	1	184	—	—	41	226

Warrants issued	—	—	555	—	—	—	555

Early disposition of incentive stock options	—	—	30	—	—	—	30

Sale of common stock, net of offering expenses of $3,007.	1,839,124	19	34,135	(45)	—	8,281	42,390

Balance, December 31, 1999.	12,572,758	$126	$67,388	$33,702	$7	$(3)	$101,220

The accompanying notes are an integral part of these consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,

	1997	1998	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,243	$2,590	$6,924

Adjustments to reconcile net income to net cash provided by (used in) operating activities

Depreciation and amortization	4,135	4,693	5,898

Provision for (reduction of) accounts receivable valuation reserves	(69)	(64)	234

Loss on disposal of assets	2	—	—

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	(5,641)	(5,997)	(2,519)

(Increase) decrease in inventories	(3,649)	(4,238)	149

(Increase) decrease in other assets	505	(1,425)	1,271

Increase in accounts payable and accrued liabilities	4,778	1,730	5,654

Increase (decrease) in taxes payable and deferred taxes, net	1,461	2,649	823

Net cash provided by (used in) operating activities	6,765	(62)	18,434

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment	(3,050)	(8,119)	(12,537)

Proceeds from sale of property, plant and equipment	19	—	—

Investment in inViso, Inc.	—	(3,320)	—

Net cash used in investing activities	(3,031)	(11,439)	(12,537)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from (payments on) notes payable to banks	—	8,095	(8,095)

Stock options exercised	51	65	226

Purchase of treasury stock	—	(8,072)	—

Net proceeds from equity offering	—	—	42,390

Net cash provided by financing activities	51	88	34,521

Effect of exchange rate changes on cash and cash equivalents	6	(12)	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,791	(11,425)	40,417

CASH AND CASH EQUIVALENTS, beginning of year	12,580	16,371	4,946

CASH AND CASH EQUIVALENTS, end of year	$16,371	$4,946	$45,363

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$4	$364	$914

Income taxes paid, net of refunds	$1,973	$992	$2,209

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Value of warrants granted	$—	$—	$555

The accompanying notes are an integral part of these consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1998 and 1999

(1) Organization and Operations:

      Three-Five Systems, Inc. and subsidiaries (the Company) offers advanced design and manufacturing services to a wide range of original equipment manufacturers (OEMs). Most of the Company’s sales consist of custom display modules developed in close collaboration with its customers. Devices designed and manufactured by the Company find application in communication devices as well as in office, industrial, medical and commercial electronics products. The Company currently specializes in liquid crystal display (LCD) components and technology in providing its design and manufacturing services for its customers. The Company markets its services primarily in North America, Europe, and Asia through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network.

      The Company currently conducts manufacturing operations in Tempe, Arizona; Manila, the Philippines; and Beijing, China. The Company believes that the Arizona facility has the largest fully automated LCD glass production capacity in North America. High-volume LCD module manufacturing is done in Manila, the Philippines and Beijing, China. In Manila, a third-party subcontractor operates the facility under a sub-assembly agreement with the Company utilizing equipment, processes, and documentation owned by the Company. The sub-assembly agreement has a current term extending through December 31, 2000, and from year to year thereafter, but may be terminated by either party upon 180 days written notice. The termination of or the inability of the Company to obtain products pursuant to the sub-assembly agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company. The Company commenced manufacturing operations in China during 1998. The China facility is a high-volume LCD module manufacturing facility similar to the Company’s facility in Manila. The Company initially leased a facility in Beijing on a temporary basis, which expired in mid-1999, and the Company commenced manufacturing operations in that temporary facility in the second quarter of 1998. In July 1999, the Company completed construction of its own facility in Beijing and commenced manufacturing operations in the new facility in September of 1999.

      The Company’s strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of fast-growing industries. The Company has been undertaking substantial efforts to diversify its business, broaden its customer base, and expand its markets. The Company’s historical major customer accounted for approximately 35%, 64%, and 86% of the Company’s net sales in 1997, 1998, and 1999, respectively. This increased percentage occurred as a result of increased sales to that customer as well as decreased sales to other customers. The Company’s other significant customer accounted for 32% of the Company’s net sales during 1997 and less than 10% of the Company’s net sales during both 1998 and 1999. A significant decrease in orders for the Company’s products from the Company’s historical major customer or a decline in the cellular telephone industry would result in a material adverse impact on the Company’s results of operations and financial position.

      The significant amount of sales to a few customers results in certain concentrations of credit risk for the Company. The Company’s accounts receivable balance, including the accounts receivable of the Company’s largest customers, is comprised of customers, primarily in the cellular telephone, computer hardware, and other electronic products industries. These customers are located primarily in the United States, Asia and Europe.

(2) Summary of Significant Accounting Policies:

Principles of Consolidation and Preparation of Financial Statements

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated.

      Three-Five Systems Limited (Limited), a wholly owned subsidiary of the Company, is incorporated in the United Kingdom. Limited sells and distributes the Company’s products to customers on the European continent.

      Three-Five Systems Pacific, Inc. (Pacific), a wholly owned Philippines corporation, procures supplies primarily from Philippine vendors. Pacific also manages and assists production personnel of the third-party subcontractor that operates the facility in the Philippines.

      During the first quarter of 1998, the Company formed a wholly owned subsidiary in China, Three-Five Systems (Beijing) Co., Ltd. (Beijing). Beijing manufactures and sells the Company’s products to customers primarily located in Asia.

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

Fair Value of Financial Instruments

      The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of amounts that would be realized in a current market exchange. The carrying values of cash, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. In addition, at December 31, 1998, the carrying amount on the outstanding revolving line of credit facility is estimated to approximate fair value as the actual interest rate is consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

Cash Equivalents

      For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist of investments in commercial paper, marketable debt securities, money market mutual funds, and United States government agencies’ obligations. A portion of the Company’s funds held in money market mutual funds are invested in repurchase agreements. These repurchase agreements are collateralized by U.S. Treasury and Government obligations. Cash equivalents were $1,992,000 and $42,962,000 at December 31, 1998 and 1999, respectively.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Write-downs are established against Company-owned inventories for excess, slow-moving, and obsolete items and for items where the net realizable value is less than cost. The write-downs totaled $1,125,000 and $3,028,000 at December 31, 1998 and 1999, respectively.

      Inventories consist of the following at (in thousands):

	December 31,

	1998	1999

Raw materials	$9,367	$9,554

Work-in-process	1,459	1,336

Finished goods	1,667	1,454

	$12,493	$12,344

Property, Plant and Equipment

      Property, plant and equipment is recorded at cost and generally is depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 39 years. Depreciation expense totaled $4,094, $4,653 and $5,860 for the years ended December 31, 1997, 1998 and 1999, respectively. During 1996, the Company placed into service a high-volume LCD manufacturing line in its Tempe, Arizona manufacturing facility. The Company is depreciating the LCD manufacturing line using the units of production method. Depreciation expense recorded using this method may be subject to significant fluctuation from year to year resulting from changes in actual production levels and ongoing analysis of the capacity of the equipment. Property, plant and equipment consist of the following at (in thousands):

	December 31,

	1998	1999

Building and improvements	$13,031	$16,411

Furniture and equipment	37,324	47,036

	50,355	63,447

Less accumulated depreciation	(17,041)	(22,901)

	$33,314	$40,546

      The Company utilizes a significant portion of the high-volume LCD manufacturing line facility to produce a substantial portion of its own requirements for LCDs. The successful utilization of the LCD manufacturing line requires the Company to (i) produce LCDs on a timely and cost-effective basis at quality levels at least equal to product available from independent suppliers and (ii) utilize the LCDs it produces in devices it designs and manufactures in a manner satisfactory to its customers. Although management believes that the manufacturing facility will be successfully utilized, no assurance can be given that the Company will not experience problems or delays in conducting its LCD manufacturing operations. Such problems could require the Company to continue to purchase its LCD requirements from third parties and result in the inability of the Company to recover its investment in the LCD manufacturing facility.

      During 1996, the Company entered into a transaction, in which it conveyed its Tempe, Arizona facility and certain improvements to the City of Tempe as consideration for a rent-free 75-year lease. The Company has the option to repurchase the facility for $1,000 after ten years; therefore, the lease is accounted for as a capital lease.

Accrued Liabilities

      Accrued liabilities include accrued compensation of approximately $975,000 and $3,788,000 at December 31, 1998 and 1999, respectively.

Income Taxes

      Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

Foreign Currency Translation

      Financial information relating to the Company’s foreign subsidiaries is reported in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of Pacific is the same as the local currency. The gain or loss resulting from the translation of Pacific’s financial statements has been included as a separate component of stockholders’ equity. Non-U.S. assets and liabilities are translated into U.S. dollars using the year-end exchange rates. Revenues and expenses are translated at average rates during the year.

      The functional currency of Beijing and Limited is the U.S. dollar. Beijing, however, maintains its books and records in the Renminbi. Therefore, the Company utilizes the remeasurement method of foreign currency translation when Beijing is consolidated. Any resulting remeasurement gain or loss is reported in the Company’s consolidated statements of operations.

      The net foreign currency transaction loss in 1997, 1998, and 1999 was $183,000, $177,000, and $49,000, respectively, and has been included in other expenses in the accompanying statements of income.

Revenue Recognition

      The Company recognizes revenue upon shipment. The Company provides reserves for uncollectible accounts receivable. These reserves totaled $431,000 and $650,000 at December 31, 1998 and 1999, respectively. The Company performs ongoing credit evaluations of all of its customers and considers various factors in establishing its allowance for doubtful accounts.

Research, Development and Engineering

      Research, development and engineering costs are expensed as incurred. The Company currently is spending research, development and engineering dollars on several new technologies that it plans to introduce in the future. There is a risk that some or all of those technologies may not successfully make the transition from the research, development and engineering lab to cost-effective manufacturable products.

Earnings Per Share

      During 1997, the Company adopted SFAS No. 128, Earnings per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming that outstanding options and warrants were exercised at the beginning of each year or at the time of issuance, if later. Set forth below are the disclosures required pursuant to SFAS No. 128:

	Years Ended
	December 31,

	1997	1998	1999

	(in thousands, except per share data)
Basic earnings per share:

Income available to common stockholders	$5,243	$2,590	$6,924

Weighted average common shares	10,472	10,185	10,375

Basic per share amount	$0.50	$0.25	$0.67

Diluted earnings per share:

Income available to common stockholders	$5,243	$2,590	$6,924

Weighted average common shares	10,472	10,185	10,375

Options and warrants assumed exercised	315	218	295

Total common shares plus common stock equivalents	10,787	10,403	10,670

Diluted per share amount	$0.49	$0.25	$0.65

Recently Issued Accounting Standards

      In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Stockholders’ Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

      In 1998, the Company also adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company adopted SFAS No. 131 and all of the required disclosures. (See Note 8.)

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 during the year ending December 31, 2001. Management does not believe that the adoption of SFAS No. 133 will have a material impact on its results of operations or financial position.

(3) Long-Term Debt:

      Long-term debt consists of the following at (in thousands):

	December 31,

	1998	1999

$15.0 million revolving line of credit, interest due monthly at the bank’s prime rate (8.5% at December 31, 1999) or at the LIBOR base rate (6.13% at December 31, 1999) plus 1.75%, unpaid balance due May 22, 2000, secured by all assets of the Company other than real property	$—	$—

$10.0 million revolving line of credit/term loan, interest due monthly at the bank’s prime rate or at the LIBOR base rate plus 2.375%, unpaid balance due August 5, 2004, secured by all assets of the Company Other than real property	8,095	—

$350,000 United Kingdom credit facility, interest due quarterly at the bank’s base rate plus 2%, unpaid balance due July 15, 2000, secured by Limited’s accounts receivable	—	—

	8,095	—

Less current maturities	(651)	—

	$7,444	$—

      In November 1998, the Company entered into a commitment from Imperial Bank and the National Bank of Canada for a $25.0 million credit facility. This credit facility consists of (i) a $15.0 million revolving line of credit for general corporate needs, and (ii) a $10.0 million term loan, which provided available funds to repurchase a portion of the Company’s common stock. The Company must apply all proceeds from the sale of any treasury stock to the outstanding principal balance of the term loan. On January 21, 2000, the Company entered into a new $25.0 million unsecured revolving line of credit with Imperial Bank, which matures on January 19, 2001. This line of credit bears interest at the bank’s prime rate, or at the LIBOR base rate plus 1.5%, and is payable monthly. The new revolving line of credit contains restrictive covenants that include, among other things, restrictions on the declaration or payment of dividends and the sale or transfer of assets. The new revolving line of credit facility also requires the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio, and to maintain certain other financial ratios.

      The credit facility contains restrictive covenants that include, among other things, restrictions on the declaration or payment of dividends and the amount of capital expenditures. The credit facility also requires the Company to maintain a specified net worth, as defined, to maintain required debt to equity ratio, and to maintain certain other financial ratios.

(4) Stockholders Equity:

      On November 8, 1999, the Board of Directors approved a four-for-three stock split, effective in the form of a 33 percent stock dividend. The stock split was paid on December 17, 1999, to stockholders of record at the close of business on December 3, 1999. This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements.

      In July 1999, the Company purchased certain assets and licensed silicon technologies from National Semiconductor relating to liquid crystal on silicon (LCoS(TM)) microdisplays for approximately $3.0 million in cash and warrants, with a fair market value of $555,000 as determined by the Black-Scholes method, to purchase 93,333 shares of common stock at a price of $12.70 per share, which was the closing price of the Company’s common stock at the grant date. The warrants become exercisable on July 12, 2000 and expire on July 12, 2002.

      In September 1999, the Company issued 2,666,817 shares of common stock at $14.531 per share (the Offering). The Offering consisted of 3,066,667 shares of common stock comprised of 2,666,817 newly issued Company shares and 399,850 shares from an existing shareholder. In October 1999, the Company issued 460,000 shares of common stock at $14.531 per share to cover over-allotments pertaining to the Offering.

(5) Benefit Plans:

      The Company has five stock option plans, the 1990 Stock Option Plan (1990 Plan), the 1993 Stock Option Plan (1993 Plan), the 1994 Non-Employee Directors Stock Option Plan (1994 Plan), the 1997 Stock Option Plan (1997 Plan), and 1998 Stock Option Plan (1998 Plan).

1990 Stock Option Plan

      Under the 1990 Plan, there were options issued but unexercised to purchase 135,518 shares as of December 31, 1999. In conjunction with stockholder approval of the 1993 Plan, the Board terminated the 1990 Plan with respect to unissued options to purchase 113,939 shares of common stock, which remained and were unissued as of the date the 1993 Plan was adopted. The exercise prices of options are determined by the plan administrator, but may not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company). The 1990 Plan will remain in force through May 1, 2000.

      The expiration date, maximum number of shares purchasable, and the other provisions of the options granted under the 1990 Plan were established at the time of grant. Options were granted for terms of up to ten years and become exercisable in whole or in one or more installments at such times as were determined by the Board of Directors upon grant of the options.

1993 Stock Option Plan

      The 1993 Plan provides for the granting of options to purchase up to 513,939 shares of the Company’s common stock (which includes 113,939 shares previously reserved for issuance under the Company’s 1990 Plan), the direct granting of common stock (stock awards), the granting of stock appreciation rights (SARs) and the granting of other cash awards (cash awards; stock awards, SARs, and cash awards are collectively referred to herein as Awards). Under the 1993 Plan, options and Awards may be issued to key personnel and others providing valuable services to the Company. The options issued may be incentive stock options or nonqualified stock options. If any option or SAR terminates or expires without having been exercised in full, stock not issued under such option or SAR will again be available for grant pursuant to the 1993 Plan. There were options outstanding to acquire 480,686 shares of the Company’s common stock under the 1993 Plan at December 31, 1999.

      To the extent that granted options are incentive stock options, the terms and conditions of those options must be consistent with the qualification requirement set forth in the Internal Revenue Code of 1986 (the Code). The expiration date, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator upon grant of the options. The exercise prices of options are determined by the plan administrator, but may not be less than 100% (110% if the option is an incentive stock option granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the common stock at the time of the grant. The 1993 Plan will remain in force until February 24, 2003.

1994 Non-Employee Directors Stock Option Plan

      During 1999, the Board of Directors amended the 1994 Plan to decrease the number of available shares for issuance from 133,334 shares to 66,667 shares.

      The 1994 Plan provides for the automatic grant of stock options to non-employee directors to purchase up to 66,667 shares of the Company’s common stock. Under the 1994 Plan, options to acquire 500 shares of common stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on the Board of Directors on the date the 1994 Plan was approved by the Company’s stockholders received an automatic grant of options to acquire 1,000 shares of common stock and each subsequent newly elected non-employee member of the Board of Directors receives an automatic grant of options to acquire 1,000 shares of common stock on the date of their first appointment or election to the Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable immediately after the director’s second successive election to the Board of Directors (the First Vesting Date), the second installment becoming exercisable 10 months after the First Vesting Date, and the third installment becoming exercisable 22 months after the First Vesting Date (provided that the director has not ceased serving as a director prior to a vesting date). A non-employee member of the Board of Directors is not eligible to receive the 500 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 1,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100% of the fair market value of the Company’s common stock on the date such options are granted. There were outstanding options to acquire 12,672 shares of the Company’s common stock under the 1994 Plan at December 31, 1999.

1997 Stock Option Plan

      The 1997 Plan provides for the granting of nonqualified options to purchase up to 133,334 shares of the Company’s common stock. Under the 1997 Plan, options may be issued to key personnel and others providing valuable services to the Company. The options issued will be nonqualified stock options and shall not be incentive stock options as defined in Section 422 of the Code. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1997 Plan. There were options outstanding to acquire 132,692 shares of the Company’s common stock under the 1997 Plan at December 31, 1999.

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

1998 Stock Option Plan

      During 1999, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of the Company’s common stock that may be issued from 400,000 shares to 733,334 shares.

      The 1998 Plan provides for the granting of incentive stock options and/or nonqualified options. Under the 1998 Plan, options may be issued to key personnel and others providing valuable services to the Company. The options issued will be incentive stock options or nonqualified stock options as defined in Section 422 of the Code. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1998 Plan. There were options outstanding to acquire 395,338 shares of the Company’s common stock under the 1998 Plan at December 31, 1999.

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

      Tax benefits from early disposition of common stock by optionees with incentive stock options are credited to additional paid-in capital.

      A summary of the status of the Company’s five stock option plans at December 31, 1997, 1998, and 1999 and changes during the years then ended, are presented in the table and narrative below:

	1997		1998		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	735,747	$5.19	740,009	$8.31	933,137	$9.15

Granted	272,681	11.08	446,459	10.40	679,963	12.78

Exercised	(216,410)	.97	(62,697)	.81	(104,980)	2.91

Expired	(52,009)	9.17	(190,634)	11.58	(351,214)	9.84

Outstanding at end of year	740,009	$8.31	933,137	$9.15	1,156,906	$11.64

Exercisable at end of year	220,140		303,373		298,452

Weighted average fair value of options granted		$8.27		$7.69		$9.81

      The weighted average fair value of options granted for the years ended 1997, 1998 and 1999 were $11.08, $10.40 and $12.78, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1999:

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	1999	Life	Price	1999	Price

$0.18 - $6.75	36,497	6.7	$3.95	11,161	$0.57

6.76 - 15.00	965,733	8.0	10.71	262,622	9.86

15.01 - 35.00	154,676	9.3	19.26	24,669	16.95

	1,156,906	8.1	$11.64	298,452	$10.10

      Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for transactions with its employees pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997, 1998 and 1999, using the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 5.45%, 4.52%, and 6.34%; expected dividend yields of zero; expected lives of 6.4, 6.6, and 6.2 years; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 60.0%, 61.4%, and 61.9%.. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,

	1997	1998	1999

		(in thousands,
		except per share data)
Net income:

As reported	$5,243	$2,590	$6,924

Pro forma	4,636	1,980	5,393

Basic earnings per share:

As reported	$0.50	$0.25	$0.67

Pro forma	0.44	0.19	0.52

Diluted earnings per share:

As reported	$0.49	$0.25	$0.65

Pro forma	0.43	0.19	0.51

      The pro forma compensation costs reflected in the above table were $994,000, $1,028,000 and $2,187,000, for the years ended 1997, 1998 and 1999, respectively.

401(k) Profit Sharing Plan

      Effective September 1, 1990, the Company adopted a profit sharing plan (401(k) Plan) pursuant to Section
401(k) of the Code. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $71,000, $100,000, and $159,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

(6) Income Taxes:

      The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	1997	1998	1999

Current, net of operating loss carryforwards and tax credits utilized:

Federal, net of tax benefit from early termination of incentive stock options	$356	$(509)	$2,619

States	97	(24)	210

Foreign	71	237	832

	524	(296)	3,661

Deferred provision (benefit)	2,769	2,069	(723)

Tax benefit from early termination of incentive stock options, reflected in stockholders’ equity	41	—	30

Provision for income taxes	$3,334	$1,773	$2,968

      In accordance with SFAS No. 109, a tax benefit for net operating losses of approximately $35,000, $-0-, and
$-0-, and tax credits of approximately $-0-, $-0-, and $115,362 were utilized in 1997, 1998, and 1999, respectively, are included as a reduction of the current provision for income taxes in the consolidated statements of income.

      The components of deferred taxes at December 31 are as follows (in thousands):

	1998	1999

Net long-term deferred tax liabilities:

Accelerated tax depreciation	$3,156	$3,229

Investments in foreign affiliates	—	463

	$3,156	$3,692

Net short-term deferred tax assets:

Inventory reserve	$436	$1,140

Uniform capitalization	1,076	692

Accrued liabilities not currently deductible	1,022	1,128

Allowance for doubtful accounts	156	233

Other	(10)	38

	$2,680	$3,231

      A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	1997	1998	1999

Statutory federal rate	34%	34%	34%

Effect of state taxes	5	3	3

Foreign earnings taxed at different rates	—	—	(4)

Other, net	—	4	3

Benefit from prior year state refund claims	—	—	(6)

	39%	41%	30%

      The favorable state tax benefit is the result of settled state refund claims from prior years.

      A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the intent of the Company to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested in accordance with Accounting Principles Board (“APB”) No. 23, Accounting for Income Taxes — Special Areas, aggregated approximately $990,000 at December 31, 1999.

(7) Commitments and Contingencies:

      In March 1995, the Company entered into a non-cancelable operating lease for its primary manufacturing facility in Manila, the Philippines. The lease has a current term extending through December 31, 2000, and from year-to-year thereafter, but may be terminated by either party upon 180 days written notice. In April 1995, the Company entered into a non-cancelable operating lease for an additional manufacturing facility in Manila, the Philippines. This lease expires March 31, 2000. The Company has an option to extend the lease for an additional year at substantially the same rates as the current lease.

      Rent expense was approximately $793,000, $917,000, and $763,000, for the years ended December 31, 1997, 1998, and 1999, respectively.

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

      The Company’s future lease commitments under the non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):

2000	$466

2001	160

2002	144

2003	100

Thereafter	6,524

$7,394

      The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the ultimate settlement of these administrative proceedings will not materially impact its financial position or results of operations.

(8) Segment Information:

      The Company offers advanced design and manufacturing services to a wide range of original equipment manufacturers (OEMs). The majority of the Company’s sales are attributed to the LCD product line. The Company’s products are included in end-user devices for the following product categories: communication devices, office, industrial, medical and commercial electronics.

      Management monitors and evaluates the financial performance of the Company’s operations by its four operating segments located throughout the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

      The following operating segment information includes financial information (in thousands) for all four of the Company’s operating segments. Financial information for the China operation is presented beginning from the date those operations commenced, June 1998.

	United	United
	States	Kingdom	China	Philippines	Eliminations	Total

December 31, 1997

Net sales	$83,023	$10,755	$—	$3,107	$(12,243)	$84,642

Income before provision for income taxes	7,990	436	—	104	47	8,577

Provision for income taxes	3,263	32	—	39	—	3,334

Depreciation	4,058	27	—	9	—	4,094

Total assets	68,039	4,896	—	354	(454)	72,835

Capital expenditures	3,036	14	—	—	—	3,050

	United	United
	States	Kingdom	China	Philippines	Eliminations	Total

December 31, 1998

Net sales	$92,251	$33,438	$7,205	$3,010	$(40,857)	$95,047

Income (loss) before provision for income taxes	4,643	676	(947)	(2)	(7)	4,363

Provision for income taxes	1,537	209	—	27	—	1,773

Depreciation	4,408	36	168	41	—	4,653

Total assets	60,514	9,195	12,301	642	(4,748)	77,904

Capital expenditures	2,809	10	5,298	2	—	8,119

	United	United
	States	Kingdom	China	Philippines	Eliminations	Total

December 31, 1999

Net sales	$134,028	$68,798	$40,257	$3,291	$(98,966)	$147,408

Income before provision for income taxes	6,381	1,624	2,147	65	(325)	9,892

Provision for income taxes	2,140	811	—	17	—	2,968

Depreciation	4,983	21	856	—	—	5,860

Total assets	101,562	10,421	19,235	696	(4,984)	126,930

Capital expenditures	7,459	9	5,624	—	—	13,092

      Net sales are generated from the sale of LCD display devices, which are applied in several different end-use products. Total net sales by these product categories are as follows (in thousands):

	For the Years Ended December 31,

	1997	1998	1999

Cellular telephones and other wireless communication devices	$31,415	$62,073	$128,634

Office automation equipment	33,528	12,658	7,908

Other	19,699	20,316	10,866

Total	$84,642	$95,047	$147,408

(9) Selected Quarterly Financial Data (Unaudited)

      The following table summarizes the unaudited consolidated quarterly results of operations as reported for 1998 and 1999 (in thousands, except per share amounts):

	Quarters Ended

	1998				1999

	Mar. 31	June 30	Sep. 30	Dec. 31	Mar. 31	June 30	Sep. 30	Dec. 31

Net sales	$18,479	$22,682	$24,572	$29,314	$23,044	$31,600	$42,723	$50,041

Gross profit	4,792	5,587	2,329	6,190	2,853	6,497	8,841	11,634

Net income (loss)	995	1,123	(403)	875	(642)	1,040	2,037	4,489

Earnings (loss) per common share:

Basic	$0.09	$0.11	$(0.04)	$0.09	$(0.07)	$0.11	$0.21	$0.37

Diluted	0.09	0.10	(0.04)	0.09	(0.07)	0.11	0.21	0.35

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Three-Five Systems, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Three-Five Systems, Inc. and subsidiaries’ (the Company) Form 10-K, and have issued our report thereon dated January 21, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule shown on page S-2 is the responsibility of the Company’s management and is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

Phoenix, Arizona,
    January 21, 2000.

S-1

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 1997, 1998 and 1999

	Balance at	Charged to Costs	Charged to Other				Balance at End of
	beginning of Period	and Expenses	Accounts		Other		Period

	(in thousands)
Allowance for doubtful accounts and sales returns and allowances:

Year ended 12/31/97	$649	(105)	36	(1)	—		$580

Year ended 12/31/98	580	(24)	(40	)(1)	—		516

Year ended 12/31/99	516	219	15	(1)	—		750

Inventory Reserve:

Year ended 12/31/97	$6,782	1,114	—		(3,587	)(2)	$4,309

Year ended 12/31/98	4,309	(1,660)	—		(1,524	)(2)	1,125

Year ended 12/31/99	1,125	4,603	—		(2,700	)(2)	3,028

(1)	Actual return activity

(2)	Obsolete inventory written off

S-2

EXHIBIT INDEX

Exhibit
Number	Exhibits

2	Amended and Restated Agreement and Plan or Reorganization(1)

3(a)	Restated Certificate of Incorporation of the Company(2)

3(b)	Amended and Restated Bylaws of the Company(3)

4	Form of Certificate of Common Stock(3)

10(a)	1990 Incentive Stock Option Plan(1)

10(c)	Line of Credit Agreement between Three-Five Systems Limited and Barclays Bank, PLC(1)

10(d)	Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated February 22, 1995(4)

10(g)	Form of Three-Five Systems, Inc. Distributor Franchise Agreement(5)

10(j)	1993 Stock Option Plan(5)

10(k)	1994 Automatic Stock Option Plan(6)

10(l)	Lease Agreement between Technology Electronic Assembly and Management (T.E.A.M.) Pacific Corporation and Three-Five Systems Pacific, Inc.(7)

10(m)	Lease Agreement between Regent Apparel Corporation and Three-Five Systems Pacific, Inc.(7)

10(o)	Lease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(8)

10(t)	Credit Agreement dated May 23, 1997 between Three-Five Systems, Inc. and Imperial Bank(9)

10(u)	Addendum No. 1 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated March 12, 1997(9)

10(v)	1997 Employee Stock Option Agreement(9)

10(w)	Amended and Restated Three-Five Systems, Inc. 1998 Stock Option Plan, amended as of January 28, 1999, as approved by the Company’s stockholders on April 22, 1999(10)

10(x)	1998 Director’s Stock Plan(9)

10(y)	Addendum No. 2 to Sub-Assembly Agreement between Three-Five Systems, Inc. and TEAM Pacific Corporation dated January 1, 1998(9)

10(z)	401(k) Profit Sharing Plan(11)

10(aa)	Credit Agreement dated November 5, 1998, by and among Three-Five Systems, Inc., its subsidiaries, the Banks named therein, and Imperial Bank Arizona, as Agent.(12)

10(bb)	Security Agreement dated November 5, 1998, by Three-Five Systems, Inc. in favor of Imperial Bank Arizona, as Agent.(12)

21	List of Subsidiaries(3)

23	Consent of Arthur Andersen LLP

27	Financial Data Schedule

(1)	Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed March 27, 1990 and declared effective March 27, 1990.

(2)	Incorporated by reference to the Registrant’s Form 10-QSB for the quarter ended March 31, 1994, as filed with the Commission on or about May 12, 1994.

(3)	Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A filed on August 26, 1999, and declared effective September 27, 1999.

(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 1994 filed with the Commission on March 22, 1995, as amended by Form 10-KSB/A as filed with the Commission on April 28, 1995.

(5)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) as filed on February 3, 1994, and declared effective March 15, 1994.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) as filed on January 24, 1995.

(7)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 13, 1996.

(8)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997.

(9)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 13, 1998, and as amended by Form 10-K/A filed with the Commission on March 23, 1998.

(10)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-87875) as filed on September 27, 1999.

(11)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

(12)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 15, 1999.