Form 10-Q
period 2000-03-31
THREE FIVE SYSTEMS INC
filed 2000-04-26
CIK 32272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2000

                          Commission File Number 1-4373

                            THREE-FIVE SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                               86-0654102
            -------------------------------           ---------------------
            (State or other jurisdiction of              I.R.S. Employer
            incorporation or organization)            Identification Number

         1600 North Desert Drive, Tempe, Arizona               85281
         ---------------------------------------      ---------------------
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

YES      X          NO
        ---            ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                         OUTSTANDING AS OF MARCH 31, 2000
-----                                         --------------------------------

Common                                                      12,661,549
Par value $.01 per share                               ------------------

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION



                                                                                Page
                                                                                ----

ITEM 1.     FINANCIAL STATEMENTS:

            Condensed Consolidated Balance Sheets -
                  December 31, 1999 and March 31, 2000 ......................    1

            Condensed Consolidated Statements of Income (Loss) -
                  Three Months Ended March 31, 1999 and 2000 ................    2

            Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 2000.................    3

            Notes to Condensed Consolidated Financial Statements.............    4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................    6


                          PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................    11

SIGNATURES..................................................................    12

                            THREE-FIVE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                     DECEMBER 31,   MARCH 31,
                                                         1999         2000
                                                     ------------  ------------
                       ASSETS                                      (unaudited)
                       ------
CURRENT ASSETS:
    Cash and cash equivalents                        $    45,363   $    45,413
    Accounts receivable, net                              20,886        18,509
    Inventories                                           12,344        12,865
    Deferred tax asset                                     3,231         4,202
    Other current assets                                   1,047         1,839
                                                       ----------   -----------
      Total current assets                                82,871        82,828

PROPERTY, PLANT AND EQUIPMENT, net                        40,546        42,171

OTHER ASSETS                                               3,513         4,001
                                                       ----------   -----------
                                                     $   126,930   $   129,000
                                                       ==========   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                 $    13,450   $    10,153
    Accrued liabilities                                    7,526         6,279
    Current taxes payable                                  1,042         3,096
                                                       ----------   -----------
      Total current liabilities                           22,018        19,528
                                                       ----------   -----------

DEFERRED TAX LIABILITY                                     3,692         3,711
                                                       ----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock                                             126           127
    Additional paid-in capital                            67,388        68,343
    Retained earnings                                     33,702        37,289
    Cumulative translation adjustment                          7             5
    Less - Treasury stock, at cost                           (3)           (3)
                                                       ----------   -----------
      Total stockholders' equity                         101,220       105,761
                                                       ----------   -----------

                                                     $   126,930    $  129,000
                                                       ==========   ===========



The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                       1999               2000
                                                     ---------         ---------

NET SALES                                          $   23,044          $  39,162
                                                     ---------         ---------

COSTS AND EXPENSES:
    Cost of sales                                      20,191             29,360
    Selling, general, and administrative                2,449              2,262
    Research, development, and engineering              1,821              2,763
                                                     ---------          --------
                                                       24,461             34,385
                                                     ---------          --------

       Operating income (loss)                         (1,417)             4,777

OTHER INCOME (EXPENSE):
    Interest, net                                        (155)               604
    Other, net                                            (30)               (24)
                                                     ---------          --------

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES:                                       (1,602)             5,357
    Provision for (benefit from) income taxes            (960)             1,770
                                                     ---------         ---------

NET INCOME (LOSS)                                  $     (642)          $  3,587
                                                     =========         =========

EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                          $    (0.07)          $   0.28
                                                     =========         =========
    Diluted                                        $    (0.07)          $   0.27
                                                     =========         =========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
    Basic                                               9,345             12,617
                                                     =========         =========
    Diluted                                             9,345             13,365
                                                     =========         =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                            THREE-FIVE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                          1999          2000
                                                        ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $      (642)   $     3,587
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                        1,279          1,590
      Provision for accounts receivable writedowns            45             57
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable             898          2,319
      (Increase) decrease in inventories                    (784)          (520)
      (Increase) decrease in other assets                   (328)          (788)
      Increase (decrease) in accounts payable and
        accrued liabilities                                1,544         (4,544)
      Increase (decrease) in taxes payable and
        deferred taxes, net                                   73          1,100
                                                        ---------     ----------
         Net cash provided by operating activities         2,085          2,801
                                                        ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment             (2,727)        (3,205)
   Investment in Inviso, Inc.                                  -           (500)
                                                        ---------     ----------
         Net cash used in investing activities            (2,727)        (3,705)
                                                        ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to banks                    3,000              -
   Stock options exercised                                    65            956
                                                        ---------     ----------
         Net cash provided by  financing activities        3,065            956
                                                        ---------     ----------

   Effect of exchange rate changes on cash                     -             (2)
                                                        ---------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  2,423             50
CASH AND CASH EQUIVALENTS, beginning of period             4,946         45,363
                                                        ---------     ----------

CASH AND CASH EQUIVALENTS, end of period             $     7,369    $    45,413
                                                        =========     ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

         THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES (THE COMPANY) NOTES TO
         ----------------------------------------------------------------
         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

Note A The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with auditing standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by auditing standards generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

Note B   Basic earnings per common share are computed by dividing net income
         (loss) by the weighted average number of shares of common stock outstanding during the three-month period. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings per share for the three months ended March 31, 1999, as their effect was anti-dilutive. Diluted earnings per common share for the three month period ended March 31, 2000 are determined assuming that outstanding options and warrants were exercised at the beginning of the period or at the time of issuance, if later. Set forth below are the disclosures for the three months ended March 31, 1999 and March 31, 2000.



                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                  -------------------------
                                                   1999            2000
                                                 -----------    -----------
                                                       (unaudited)
                                                (in thousands, except per
                                                       share data)
         Basic earnings per share:

         Income (loss) available to
           common stockholders................     $ (642)         $3,587
                                                   -------         ------

           Weighted average common shares....       9,345          12,617
                                                   -------         ------
            Basic per share amount...........      $(0.07)         $ 0.28
                                                   =======         ======

         Diluted earnings per share:

         Income (loss) available to
           common stockholders...............      $ (642)         $3,587
                                                   -------         ------

           Weighted average common shares....       9,345          12,617
           Options and warrants assumed
             exercised.......................           -             748
                                                  --------         ------
           Total common shares plus
             common stock equivalents........       9,345          13,365
                                                  --------         ------

            Diluted per share amount.........     $ (0.07)         $ 0.27
                                                  ========         ======

Note C      Inventories consist of the following at:


                                           DECEMBER 31,      MARCH 31,
                                              1999             2000
                                          -------------   -------------
                                                          (unaudited)
                                                 (in thousands)
            Raw materials                    $ 9,554         $ 9,033
            Work-in-process                    1,336           1,770
            Finished goods                     1,454           2,062
                                             -------         -------
                                             $12,344         $12,865
                                             =======         =======



Note D      Property, plant, and equipment consist of the following at:


                                            DECEMBER 31,    MARCH 31,
                                               1999           2000
                                          -------------   -------------
                                                          (unaudited)
                                                 (in thousands)
            Building and improvements         $16,411          $16,411
            Furniture and equipment            47,036           50,242
                                              -------          -------
                                               63,447           66,653
            Less accumulated
              depreciation                    (22,901)         (24,482)
                                              -------          -------
                                              $40,546          $42,171
                                              =======          =======


Note E      Segment information:

            Management monitors and evaluates the financial performance of the Company's operations by its four operating segments located in various parts of the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

            The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments.

Three Months Ended   United    United
March 31, 1999       States    Kingdom     China   Philippines   Eliminations     Total
--------------       ------    -------     -----   ----------    ------------     -----
(unaudited)

Net sales            $ 6,948   $10,351    $ 5,745     $   -     $      -         $23,044

Intersegment sales    15,091         -      1,145       791      (17,027)             -
Income (loss) before
   provision for
   (benefit from)
   income taxes       (1,954)      137         57        15          143          (1,602)


Three Months Ended   United    United
March 31, 2000       States    Kingdom    China   Philippines   Elimination     Total
--------------       ------    -------    -----   -----------   -----------     -----
(unaudited)

Net sales             $15,597  $18,596   $4,969       $  -      $      -        $39,162
Intersegment sales     19,063        -    4,723        699       (24,485)             -
Income before
   provision for
   income taxes         1,499    1,485    2,413         14           (54)         5,357

Note F      Comprehensive income (loss) for the periods was as follows:


                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                            -----------------------------
                                                1999           2000
                                            -------------  --------------
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)
            Net income (loss)                   $(642)        $ 3,587
            Other comprehensive income
            (loss):
              Cumulative foreign currency
               translation adjustment                -             (2)
                                                ------        -------
            Comprehensive income (loss)          $(642)       $ 3,585
                                                ======        =======


Note G      Commitments and Contingencies:

      In March 1995, the Company entered into a non-cancelable operating lease for its primary manufacturing facility in Manila, the Philippines. The lease has a current term extending through December 31, 2000, and from year-to-year thereafter, but may be terminated by either party upon 180 days written notice. In April 1995, the Company entered into a non-cancelable operating lease for an additional manufacturing facility in Manila, the Philippines. This lease expired on March 31, 2000 and has been renewed to March 31, 2001.

      The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the ultimate settlement of these administrative proceedings will not materially impact its financial position or results of operations.

Note H      Benefit Plans

      On January 27, 2000, the Board of Directors increased the number of shares of the Company's common stock available for issuance under the 1997 Stock Option Plan by 100,000 to 233,334 shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS


      Except for the historical information contained herein, this Report contains forward-looking statements, including those relating to revenue concentration, margins, pricing pressures, quarterly fluctuations, the impact of our China facility, material shortages, research, development, and engineering expense, and liquidity and anticipated cash needs that involve risks and uncertainties that could cause actual results to differ materially.


      We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers' products, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 1999 and our Registration Statement on Form S-3 (Registration No. 333-84083) as declared effective by the Securities and Exchange Commission on September 27, 1999.


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


      We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999 and in the first quarter of 2000 from the mobile handset market. When we win a design program, our customer typically pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been as high as 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue upon product shipment.


      We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers, including Hewlett-Packard. Motorola accounted for 65.1% of our net sales in 1996, 34.6% in 1997, and 63.6% in 1998. In 1999, net sales to
Motorola increased at a rate faster than net sales to our other customers and represented 86.1% of our net sales. In the first quarter of 2000, net sales to Motorola represented 84.9% of our net sales. Hewlett-Packard accounted for 32.0% of our net sales in 1997, and less than 10.0% in 1998 and 1999 and the first quarter of 2000. This percentage decrease occurred as several older Hewlett-Packard programs matured and ended. In addition, new programs launched by Hewlett-Packard in 1998 either did not require our LCD modules or required less complex, lower cost modules.


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


      In early 1998, we decided to open a similar display module manufacturing facility in Beijing. Within six months, we located a temporary manufacturing facility, equipped the facility, trained our personnel, qualified the facility for customers, and qualified products manufactured at the facility. We commenced construction of our permanent Beijing facility in late 1998. This facility was substantially completed in early July 1999, and we began production in the new manufacturing facility late in the third quarter of 1999. All production in Beijing beginning in the fourth quarter of 1999 was conducted at our new permanent facility. We own our Beijing facility through a wholly owned foreign subsidiary.


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


      Since 1997, we have been working on the development of LCoS microdisplays. In 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In 1999, National decided to close its microdisplay business unit. In connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National relating to LCoS microdisplays. We paid approximately $3.0 million in cash and issued warrants to purchase 93,333 shares of our common stock in the transaction, which valued the transaction at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National to assist in the implementation of the acquired technologies.


      In April 1998, we entered into a strategic relationship with Inviso, Inc., formerly Siliscape, Inc., a privately held company with numerous patents and proprietary technology related to microdisplay development. We acquired a minority equity interest in Inviso for approximately $3.3 million. In March 2000, we acquired an additional interest in Inviso for $500,000, raising our total minority equity interest to $3.8 million. As part of this strategic relationship, we provide proprietary manufacturing capabilities and liquid crystal expertise, and Inviso provides patented and proprietary technologies and components for the joint development of microdisplay products.


      In August 1999, we licensed the microdisplay technology of S-Vision Corporation, which had recently ceased operations. This license is an irrevocable, royalty free, fully paid-up, worldwide license to manufacture and package certain microdisplay products and patented optical engines.


      In October 1999, we entered into an agreement with Tecdis S.p.A., a European-based LCD company, to form an ASIC design center in Chatillon, Italy. The ASIC design center will be known as Dora and will focus on the design of ASICs necessary to drive the LCDs Tecdis and we design for our respective customers. Recently, STMicroelectronics announced its participation in Dora and its agreement to manufacture the ASICs designed by Dora.


      These acquisitions, investments, and licenses will result in increased research, development, and engineering expense as we expand our LCoS microdisplay development efforts in preparation for the commercial introduction of LCoS microdisplay products. We are also considering licensing other technologies from other companies that could be optimized on our LCD manufacturing line as well as entering into further alliances. We expect to continue to devote substantial resources to research and development, especially on our LCoS microdisplay technology and related products. As a result, the actual dollar amount of our research, development, and engineering expense will continue to increase.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999


      NET SALES. Net sales increased 70.0% to $39.2 million in the three months ended March 31, 2000 from $23.0 million in the three months ended March 31, 1999. The revenue increase was the result of the increased worldwide demand for mobile handsets.


      COST OF SALES. Cost of sales decreased significantly to 75.0% of net sales in the three months ended March 31, 2000 from 87.6% in the three months ended March 31, 1999. Our cost of sales in the three months ended March 31, 2000 was favorably impacted by operating efficiencies and cost reduction efforts as a result of the continued high levels of production for programs that have been ongoing for several quarters. In addition, the quarter ended March 31, 1999 was adversely impacted by delayed program start-ups, yield issues related to new programs, and start-up expenses for our Beijing facility. In the second quarter, we do not expect cost reduction efforts to offset new, lower pricing for our older programs because production levels are expected to remain relatively constant. In the second half of 2000, a substantial number of new programs for new and existing customers are expected to begin. Many of these new programs are for lower tier mobile handsets and are aggressively priced. Accordingly, we expect our cost of sales as a percentage of net sales to increase during the balance of 2000, although we currently believe that our annual cost of sales as a percentage of net sales in 2000 will remain below that in 1999.


      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense decreased 4.2% to $2.3 million in the three months ended March 31, 2000 from $2.4 million in the three months ended March 31, 1999. The decrease in SG&A expense was the result of a variety of factors, including reduced recruiting fees. Our goal is to keep SG&A expense approximately the same as 1999 levels. SG&A expense was 5.8% of net sales in the three months ended March 31, 2000 compared to 10.6% in the three months ended March 31, 1999.


      RESEARCH, DEVELOPMENT, AND ENGINEERING EXPENSE. Research, development, and engineering expense increased 55.6% to $2.8 million in the three months ended March 31, 2000 from $1.8 million in the three months ended March 31, 1999. RD&E expense was 7.1% of net sales in the three months ended March 31, 2000 compared to 7.9% in the three months ended March 31, 1999. RD&E expense overall increased as the result of the development of new display products and technologies, primarily LCoS microdisplays. LCoS microdisplays accounted for approximately $1.5 million of RD&E expense in the three months ended March 31, 2000 compared to approximately $866,000 in the three months ended March 31, 1999.


      OTHER INCOME (EXPENSE), NET. Other income was $580,000 in the three months ended March 31, 2000 compared to other expense of $185,000 in the three months ended March 31, 1999. The difference was a result of increased interest income and reduced interest expense. Increased interest income was a result of significantly larger cash balances. The decrease in interest expense was primarily a result of the elimination of all indebtedness.


      PROVISION FOR (BENEFIT FROM) INCOME TAXES. We had a provision for income taxes of $1.8 million in the three months ended March 31, 2000 compared to a benefit from income taxes of $960,000 for the quarter ended March 31, 1999. This change resulted from having income in the three months ended March 31, 2000 compared to a net loss in the same period in 1999. Generally, the tax rate was lower in the three months ended March 31, 2000 as a result of higher net income in China, which is a low tax rate jurisdiction. We expect our worldwide tax rate in 2000 to be approximately 33%.


      NET INCOME (LOSS). Net income was $3.6 million, or $0.27 per diluted share, in the three months ended March 31, 2000 compared to a net loss of $642,000, or $0.07 per diluted share, in the three months ended March 31, 1999. Excluding LCoS microdisplay related expenses, our net income for our core passive display business for the three months ended March 31, 2000 was approximately $4.9 million, or $0.37 per diluted share.


QUARTERLY RESULTS OF OPERATIONS

      The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended March 31, 2000. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.


                                                QUARTERS ENDED
                                -----------------------------------------------
                                                 (unaudited)
                                                (in thousands)

                                MAR 31, JUN 30,  SEPT 30,  DEC 31,    MAR 31,
                                               1999                     2000
                                -----------------------------------   ----------
Net sales                       $23,044  $31,600  $42,723   $50,041     $39,162
                                -------  -------  -------   -------     -------
Cost and expenses:
 Cost of sales                   20,191   25,103   33,882    38,407      29,360
 Selling, general, and
   administrative                 2,449    2,493    2,741     3,487       2,262
 Research, development, and
   engineering                    1,821    2,008    2,427     2,489       2,763
                                -------   ------   ------   -------     -------
                                 24,461   29,604   39,050    44,383      34,385
                                -------  -------  -------   -------     -------

Operating income (loss)          (1,417)   1,996    3,673     5,658       4,777

Other income (expense), net        (185)    (214)    (160)      541         580
                                -------   ------   ------   -------     -------
Income (loss) before provision
 for (benefit from) income
 taxes                           (1,602)   1,782    3,513     6,199       5,357
Provision for (benefit from)
 income taxes                      (960)     742    1,476     1,710       1,770
                                -------   ------   ------   -------     -------
Net income (loss)               $  (642)  $1,040   $2,037    $4,489     $ 3,587
                                =======   ======   ======    ======     =======


LIQUIDITY AND CAPITAL RESOURCES


      At March 31, 2000, we had cash and cash equivalents of $45.4 million compared to cash and cash equivalents of $45.4 million at December 31, 1999.


      In the quarter ended March 31, 2000, we had $2.8 million in net cash flow from operations compared to $2.1 million in net cash flow from operations in the quarter ended March 31, 1999. Although we had net income in the first quarter of 2000 and a net loss in the first quarter of 1999, our cash flows in the two quarters were comparable because accounts payable and accrued liabilities were reduced by $4.5 million in the first quarter of 2000 compared to an increase in accounts payable and accrued liabilities of $1.5 million in the first quarter of 1999.


      Depreciation expense increased to $1.6 million for the first quarter of 2000 compared to $1.3 million for the first quarter of 1999. This increase primarily relates to increased starts on our LCD line and increased building depreciation as a result of our China operations. The high-volume LCD line is depreciated on a units of production method based on units started. Inventory turns increased from 6.3 in the first quarter of 1999 to 9.3 in the first quarter of 2000. Accounts receivable DSOs (Day Sales Outstanding) decreased to 43 days in the first quarter of 2000 from 69 days in the first quarter of 1999.


      Our working capital was $63.3 million at March 31, 2000 and $60.9 million at December 31, 1999. Our current ratio increased to 4.2-to-1 at March 31, 2000 from 3.8-to-1 at December 31, 1999. The increase in our working capital and current ratio during the first quarter of 2000 occurred primarily because of the significant reduction in accounts payable while inventories remained relatively unchanged. Including our cash, cash equivalents, and available credit facilities, we had approximately $70.8 million in readily available funds at March 31, 2000 compared to $70.7 million at December 31, 1999.

      In January 2000, we entered into a new credit facility with Imperial Bank to replace the then existing credit facility. The new credit facility is a $25.0 million unsecured revolving line of credit that matures in January 2001. Mellon Bank is a participating lender on that new credit facility. No borrowings are outstanding under the new credit facility. Advances under the new facility may be made as prime rate advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. Our Three-Five Systems Limited subsidiary has established an annually renewable credit facility with a United Kingdom bank in order to fund its working capital requirements. The credit facility, which expires July 15, 2000, provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. No borrowings are outstanding under this facility.

      Capital expenditures during the quarter ended March 31, 2000 were approximately $3.2 million. These capital expenditures primarily consisted of equipment for our operations in Manila, Beijing, and Arizona, including manufacturing equipment for LCoS microdisplays. We also made an additional investment in Inviso, Inc. of $500,000, bringing our total minority investment in Inviso to $3.8 million. Our total capital budget for 2000 remains at approximately $14.0 million, although actual expenditures may be greater if additional capacity is needed in the fourth quarter of 2000.


      We believe that our existing balances of cash and cash equivalents, anticipated cash flows from operations, and available credit lines will provide adequate sources to fund our operations and planned expenditures through 2000. We may have to expand our loan commitments or pursue alternate methods of financing or raise capital, however, should we encounter additional cash requirements, such as the need for increased manufacturing capacity. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, that may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.


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


      In China, we have accounts receivable and cash deposits in the local currency. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There has been general speculation since late 1998 that China may devalue its currency. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although from time to time we may enter into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, we cannot provide assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our financial condition or results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      There are no material changes in reported market risks since the Company's most recent filing on Form 10-K for the fiscal year ended December 31, 1999.



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


                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                                  (Registrant)



Dated:   April 26, 2000       By:   /s/ Jeffrey D. Buchanan
                               ------------------------------------------
                                    Jeffrey D. Buchanan
                               Its: Executive Vice President Finance,
                                    Administration and Legal; Chief Financial
                                    Officer