Form 10-Q
period 2000-06-30
THREE FIVE SYSTEMS INC
filed 2000-07-27
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                            OUTSTANDING AS OF JULY 20, 2000
-----                                            -------------------------------
Common                                                    21,508,275
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets -
          December 31, 1999 and June 30, 2000................................1

        Condensed Consolidated Statements of Income -
          Three Months and Six Months Ended June 30, 1999 and 2000...........2

        Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 2000............................3

        Notes to Condensed Consolidated Financial Statements.................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................7

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURES..................................................................15

ITEM 1. FINANCIAL STATEMENTS


                            THREE-FIVE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    DECEMBER 31,       JUNE 30,
                                                       1999             2000
                                                     ---------        ---------
                                                                     (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  45,363        $ 127,559
  Short-term investments                                    --           46,545
  Accounts receivable, net                              20,886           25,785
  Inventories                                           12,344           15,187
  Deferred tax asset                                     3,231            4,202
  Other current assets                                   1,047            1,864
                                                     ---------        ---------
     Total current assets                               82,871          221,142

PROPERTY, PLANT AND EQUIPMENT, net                      40,546           42,726

OTHER ASSETS                                             3,513            4,246
                                                     ---------        ---------
                                                     $ 126,930        $ 268,114
                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  13,450        $  14,423
  Accrued liabilities                                    7,526            7,921
  Current taxes payable                                  1,042            3,059
                                                     ---------        ---------
     Total current liabilities                          22,018           25,403
                                                     ---------        ---------

DEFERRED TAX LIABILITY                                   3,692            3,710
                                                     ---------        ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock                                             189              215
  Additional paid-in capital                            67,388          197,265
  Retained earnings                                     33,639           41,552
  Cumulative translation adjustment                          7              (30)
  Less - Treasury stock, at cost                            (3)              (1)
                                                     ---------        ---------
     Total stockholders' equity                        101,220          239,001
                                                     ---------        ---------

                                                     $ 126,930        $ 268,114
                                                     =========        =========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                       THREE MONTHS                SIX MONTHS
                                                       ENDED JUNE 30,             ENDED JUNE 30,
                                                  ----------------------      ----------------------
                                                    1999          2000          1999          2000
                                                  --------      --------      --------      --------
NET SALES                                         $ 31,600      $ 44,926      $ 54,644      $ 84,088
                                                  --------      --------      --------      --------
COSTS AND EXPENSES:
  Cost of sales                                     25,103        34,157        45,294        63,517
  Selling, general and administrative                2,493         2,418         4,942         4,680
  Research, development and engineering              2,008         2,989         3,829         5,752
                                                  --------      --------      --------      --------
                                                    29,604        39,564        54,065        73,949
                                                  --------      --------      --------      --------

    Operating income                                 1,996         5,362           579        10,139
                                                  --------      --------      --------      --------
OTHER INCOME (EXPENSE):
  Interest, net                                       (211)        1,185          (366)        1,789
  Other, net                                            (3)          (20)          (33)          (44)
                                                  --------      --------      --------      --------
                                                      (214)        1,165          (399)        1,745
                                                  --------      --------      --------      --------
INCOME BEFORE PROVISION FOR (BENEFIT FROM)
INCOME TAXES:                                        1,782         6,527           180        11,884
    Provision for (benefit from) income taxes          742         2,158          (218)        3,928
                                                  --------      --------      --------      --------

NET INCOME                                        $  1,040      $  4,369      $    398      $  7,956
                                                  ========      ========      ========      ========
EARNINGS PER COMMON SHARE:
  Basic                                           $   0.07      $   0.22      $   0.03      $   0.41
                                                  ========      ========      ========      ========
  Diluted                                         $   0.07      $   0.21      $   0.03      $   0.39
                                                  ========      ========      ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
    Basic                                           14,035        19,807        14,030        19,370
                                                  ========      ========      ========      ========
    Diluted                                         14,212        21,083        14,239        20,593
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

                            THREE-FIVE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                        1999           2000
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $     398      $   7,956
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          2,605          3,087
   Provision for accounts receivable valuation reserves                     117            105
  Change in assets and liabilities:
   (Increase) in accounts receivable                                     (6,106)        (5,005)
   (Increase) in inventories                                             (2,755)        (2,843)
   (Increase) decrease in other assets                                      363         (1,062)
   Increase in accounts payable and accrued liabilities                   6,443          1,368
   Increase (decrease) in taxes payable and deferred taxes, net            (238)         1,064
                                                                      ---------      ---------
        Net cash provided by operating activities                           827          4,670
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net                         (5,102)        (5,254)
  Purchase of short-term investments                                         --        (46,545)
  Investment in Inviso, Inc.                                                 --           (500)
                                                                      ---------      ---------
        Net cash used in investing activities                            (5,102)       (52,299)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable to banks                                5,000             --
  Net proceeds from equity offering                                          --        128,638
  Issuance of treasury stock                                                 43             --
  Stock options exercised                                                    61          1,224
                                                                      ---------      ---------
        Net cash provided by financing activities                         5,104        129,862
                                                                      ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  2            (37)
                                                                      ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   831         82,196
CASH AND CASH EQUIVALENTS, beginning of period                            4,946         45,363
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                              $   5,777      $ 127,559
                                                                      =========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

             THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES (THE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

Note B Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods. Diluted earnings per common share for the three- and six-month periods are determined assuming that the options and warrants were exercised at the beginning of the period or at the time of issuance, if later. Set forth below are the disclosures for the three- and six-month periods ended June 30, 1999 and 2000.

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                        -------------------     -------------------
                                                         1999        2000        1999        2000
                                                        -------     -------     -------     -------
                                                                        (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Basic earnings per share:

          Income available to common stockholders       $ 1,040     $ 4,369     $   398     $ 7,956
                                                        -------     -------     -------     -------
             Weighted average common shares              14,035      19,807      14,030      19,370
                                                        -------     -------     -------     -------
               Basic per share amount                   $  0.07     $  0.22     $  0.03     $  0.41
                                                        =======     =======     =======     =======

          Diluted earnings per share:

          Income available to common stockholders       $ 1,040     $ 4,369     $   398     $ 7,956
                                                        -------     -------     -------     -------
             Weighted average common shares              14,035      19,807      14,030      19,370
             Options and warrants assumed exercised         177       1,276         209       1,223
                                                        -------     -------     -------     -------
             Total common shares plus common
               stock equivalents                         14,212      21,083      14,239      20,593
                                                        -------     -------     -------     -------
               Diluted per share amount                 $  0.07     $  0.21     $  0.03     $  0.39
                                                        =======     =======     =======     =======

Note C    Inventories consist of the following at:

                                                 DECEMBER 31,       JUNE 30,
                                                    1999             2000
                                                  --------         --------
                                                                  (unaudited)
                                                        (in thousands)

          Raw materials                           $  9,554         $ 11,925
          Work-in-process                            1,336            1,743
          Finished goods                             1,454            1,519
                                                  --------         --------
                                                  $ 12,344         $ 15,187
                                                  ========         ========

Note D    Property, plant, and equipment consist of the following at:

                                                  DECEMBER 31,     JUNE 30,
                                                     1999            2000
                                                   --------        --------
                                                                 (unaudited)
                                                        (in thousands)

          Building and improvements                $ 16,411        $ 16,412
          Furniture and equipment                    47,036          52,289
                                                   --------        --------
                                                     63,447          68,701
          Less accumulated depreciation             (22,901)        (25,975)
                                                   --------        --------
                                                   $ 40,546        $ 42,726
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

          Three Months Ended         United      United
            June 30, 1999            States      Kingdom       China      Philippines    Eliminations     Total
            -------------            ------      -------       -----      -----------    ------------     -----
             (UNAUDITED)
          Net sales                 $ 10,535     $ 14,225     $  6,840      $     --       $     --      $ 31,600
          Intersegment sales          18,427           --        2,694           804        (21,925)           --
          Income before provision
           for (benefit from)
           income taxes                1,345          245          292            16           (116)        1,782


          Three Months Ended         United      United
            June 30, 2000            States      Kingdom       China      Philippines    Eliminations     Total
            -------------            ------      -------       -----      -----------    ------------     -----
             (UNAUDITED)
          Net sales                 $ 18,321     $ 13,882     $ 12,723      $     --       $     --      $ 44,926
          Intersegment sales          20,501           --          605           825        (21,931)           --
          Income before provision
           for (benefit from)
           income taxes                2,519        1,025        3,000            16            (33)        6,527


          Six Months Ended           United      United
           June 30, 1999             States      Kingdom       China      Philippines    Eliminations     Total
          ----------------          --------     --------     --------      --------       --------      --------
            (UNAUDITED)
          Net sales                 $ 17,483     $ 24,576     $ 12,585      $     --       $     --      $ 54,644
          Intersegment sales          33,518           --        3,839         1,595        (38,952)           --
          Income before provision
           for (benefit from)
           income taxes                 (609)         382          349            31             27           180

          Six Months Ended           United      United
           June 30, 2000             States      Kingdom       China      Philippines    Eliminations     Total
           -------------             ------      -------       -----      -----------    ------------     -----
            (UNAUDITED)
          Net sales                 $ 33,918     $ 32,478     $ 17,692      $     --       $     --      $ 84,088
          Intersegment sales          39,564           --        5,328         1,524        (46,416)           --
          Income before provision
           for (benefit from)
           income taxes                4,018        2,510        5,413            30            (87)       11,884

Note F    Comprehensive income for the periods was as follows:

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30
                                           -------------------     -------------------
                                            1999        2000        1999        2000
                                           -------     -------     -------     -------
                                                           (unaudited)
                                                         (in thousands)

          Net income                       $ 1,040     $ 4,369     $   398     $ 7,956
          Other comprehensive income:
            Cumulative foreign currency
             translation adjustment              2         (35)          2         (37)
                                           -------     -------     -------     -------
          Comprehensive income             $ 1,042     $ 4,334     $   400     $ 7,919
                                           =======     =======     =======     =======

Note G    Commitments and Contingencies:

          In March 1995, the Company entered into a non-cancelable operating lease for its primary manufacturing facility in Manila, the Philippines. The lease has a current term extending through December 31, 2000. Also, in April 1995, the Company entered into a non-cancelable operating lease for an additional manufacturing facility in Manila, the Philippines. This lease expired on March 31, 2000 and has been renewed to March 31, 2001.

          In July 2000, the Company notified the lessor of its primary manufacturing facility in Manila that the Company was canceling the lease for its primary manufacturing facility effective as of December 31, 2000.

          In conjunction with that cancellation, Three-Five Systems, Pacific, Inc., the Company's wholly owned foreign subsidiary, is currently in the process of negotiating a new lease with the Company's primary manufacturing facility in Manila. Under the proposed terms of the new lease, the leasehold period will be for a term of five years, with an annual review period. If during this annual review period either party desires to terminate the lease, either party may do so by giving a 180-day written notice to the other party.

          In May 2000, Three-Five Systems Pacific, Inc. signed a lease for a build-to-suit factory in Manila. The term of the lease is 120 months starting upon completion of the factory. In conjunction with that lease, Three-Five Systems Pacific, Inc. has made security deposits of approximately $650,000.

Note H    Benefit Plans

          On January 27, 2000, the Board of Directors increased the number of shares of the Company's common stock available for issuance under the 1997 Stock Option Plan by 150,000 to 350,000 shares.

Note I    Stockholders' Equity

          In May 2000, the Company issued 2,150,000 shares of common stock at a price of $55.00 per share in a public offering. In June 2000, the Company issued an additional 322,500 shares of common stock at a price of $55.00 per share to cover over-allotments pertaining to the offering.

          On April 18, 2000, the Board of Directors approved a three-for-two stock split, to be effected in the form of a 50 percent stock dividend. The Board's approval of the stock split was contingent upon the approval by the stockholders of an increase in the number of authorized shares of common stock, which occurred on April 27, 2000. At that time, the stockholders approved an increase in the number of authorized shares of the Company's common stock from 15 million to 60 million. The stock dividend was paid on May 12, 2000, to stockholders of record at the close of business of May 1, 2000. The increase in the authorized shares and the stock split have been given retroactive recognition for all periods presented in the accompanying condensed consolidated financial statements.

Note J    Short-term Investments

          The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and one year from the purchase date. All short-term investments are classified as available for sale and are presented at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Realized and unrealized gains and losses were not material at June 30, 2000.

Note K    Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133," delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133, as amended, on January 1, 2001. Management does not believe that the adoption of SFAS No. 133, as amended, will have a material impact on its results of operations or financial position.

          On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition." Subsequent to its issuance, the Staff elected to defer the required implementation date. The Company will be required to adopt SAB 101 during the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material impact on the Company's financial position or results of operations.

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

     We caution that these statements are subject to various factors that may affect future results, including the following: changes in the market for our products and the success of our customers' products, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 1999 and our Registration Statement on Form S-3 (Registration No. 333-35788) as declared effective by the Securities and Exchange Commission on May 5, 2000.

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

     We currently sell substantially all of our LCD modules to major OEMs. We derived more than 85% of our net sales in 1999 and in the first half of 2000 from the mobile handset market. When we win a design program, our customer typically pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been as high as 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue upon product shipment.

     We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers. Motorola accounted for 65.1% of our net sales in 1996, 34.6% in 1997, and 63.6% in 1998. In 1999, net sales to Motorola increased at a rate faster than net sales to our other customers and represented 86.1% of our net sales. In the first half of 2000, net sales to Motorola represented 87.8% of our net sales. Since 1998 no other customer has accounted for more than 10% of our net sales.

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

     Since 1997, we have been working on the development of LCOS microdisplays. In 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCOS microdisplay products. Under that alliance, National focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In 1999, National decided to close its microdisplay business unit. In connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National relating to LCOS microdisplays. We paid approximately $3.0 million in cash and issued warrants to purchase 140,000 shares of our common stock in the transaction, which valued the total transaction at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National to assist in the implementation of the acquired technologies.

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

     In October 1999, we entered into an agreement with Tecdis S.p.A., a European-based LCD company, to form an ASIC design center in Chatillon, Italy. The ASIC design center will be known as Dora and will focus on the design of ASICs necessary to drive the LCDs we and Tecdis design for our respective customers. STMicroelectronics is also participating in Dora and has agreed to manufacture the ASICs designed by Dora.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales increased 42.1% to $44.9 million in the three months ended June 30, 2000 from $31.6 million in the three months ended June 30, 1999. This increase occurred because of the increased level of programs at our largest customer and strong growth in the mobile handset market. As a result of delayed programs and product mix issues at that largest customer, however, second half net sales is estimated to be in the same range as first half net sales.

     COST OF SALES. Cost of sales decreased to 76.0% of net sales in the three months ended June 30, 2000 from 79.4% in the three months ended June 30, 1999. This percentage decrease resulted primarily from accelerated operating efficiencies and cost reduction efforts as a result of the continued high levels of production for programs that have been ongoing for several quarters. In addition, we had nearly $500,000 in microdisplay development revenue during the second quarter, which had a positive effect on the cost of sales percentage. The cost of sales slightly increased from the first quarter of 2000 because of new pricing for some high volume programs.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense slightly decreased to $2.4 million in the three months ended June 30, 2000 from $2.5 million in the three months ended June 30, 1999. Selling, general, and administrative expense was 5.4% of net sales in the three months ended June 30, 2000 compared to 7.9% in the three months ended June 30, 1999. The decrease in selling, general, and administrative expense reflected our efforts to hold the costs of SG&A in 2000 to 1999 levels in order to leverage those expenses as we continued to expand the business. In the three months ended June 30, 2000, we incurred approximately $600,000 of marketing and administrative expenditures relating to the LCoS microdisplay business compared to approximately $400,000 in the three months ended June 30, 1999.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering expense increased 50.0% to $3.0 million in the three months ended June 30, 2000 from $2.0 million in the three months ended June 30, 1999. Research, development and engineering expense was 6.7% of net sales in the three months ended June 30, 2000 compared to 6.4% in the three months ended June 30, 1999. Research, development and engineering expense overall increased as the result of the development of new display products and technologies. For example, LCoS microdisplays accounted for approximately $1.6 million of research, development and engineering expense in the three months ended June 30, 2000 compared to approximately $950,000 in the three months ended June 30, 1999.

     OTHER INCOME/EXPENSE, NET. Other income in the three months ended June 30, 2000 was $1.2 million compared to other expense of $214,000 in the three months ended June 30, 1999. The difference was a result of increased interest income and reduced interest expense. The increase in interest income was primarily a result of additional cash balances in the three months ended June 30, 2000 and the elimination of all indebtedness.

     PROVISION FOR INCOME TAXES. We had a provision for income taxes of $2.2 million in the three months ended June 30, 2000 compared to a provision for income taxes of $742,000 in the three months ended June 30, 1999. This change resulted primarily from higher pre-tax income in the three months ended June 30, 2000 compared to the same period in 1999. The tax rate decreased to 33.1% in the three months ended June 30, 2000 compared to 41.6% in the three months ended June 30, 1999. The decreased tax rate in the three months ended June 30, 2000 resulted primarily from reporting income in Beijing, which is a low tax rate jurisdiction. In the second half of 2000, we expect our overall tax rate to continue to be approximately 33%.

     NET INCOME. Net income increased 320% to $4.4 million, or $0.21 per diluted share, in the three months ended June 30, 2000 from $1.0 million, or $0.07 per diluted share, in the three months ended June 30, 1999. Excluding our LCoS microdisplay business, our net income in the three months ended June 30, 2000 was approximately $5.6 million, or $0.27 per diluted share.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

     NET SALES. Net sales increased 54.0% to $84.1 million in the six months ended June 30, 2000 from $54.6 million in the six months ended June 30, 1999. This increase occurred because of the increased level of programs at our largest customer and strong growth in the mobile handset market. As a result of delayed programs and product mix issues at that largest customer, however, second half net sales is estimated to be in the same range as first half net sales.

     COST OF SALES. Cost of sales decreased to 75.5% of net sales in the six months ended June 30, 2000 from 82.9% in the six months ended June 30, 1999. This percentage decrease resulted primarily from accelerated operating efficiencies and cost reduction efforts as a result of the continued high levels of production for programs that have been ongoing for several quarters. In addition, we had nearly $500,000 in microdisplay development revenue during the second quarter, which had a positive effect on the cost of sales percentage.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense decreased 4.1% to $4.7 million in the six months ended June 30, 2000 from $4.9 million in the six months ended June 30, 1999. Selling, general, and administrative expense was 5.6% of net sales in the six months ended June 30, 2000 compared to 9.0% in the six months ended June 30, 1999. The decrease in selling, general, and administrative expense reflected our desire to leverage those expenses as we continued to expand the business. In the first half of 2000, we incurred approximately $1.2 million of marketing and administrative expenditures relating to our LCoS microdisplay business compared to approximately $800,000 in the first six months of 1999.

     RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering expense increased 52.6% to $5.8 million in the six months ended June 30, 2000 from $3.8 million in the six months ended June 30, 1999. Research, development and engineering expense was 6.8% of net sales in the six months ended June 30, 2000 compared to 7.0% in the six months ended June 30, 1999. Research, development and engineering expense overall increased as the result of the development of new display products and technologies, primarily microdisplays. For example, LCoS microdisplays accounted for approximately $3.1 million of research, development and engineering expense in the first six months of 2000 compared to approximately $1.8 million in the first six months of 1999.

     OTHER INCOME (EXPENSE), NET. Other income in the six months ended June 30, 2000 was $1.7 million compared to other expense of $399,000 in the six months ended June 30, 1999. The difference was a result of increased interest income and reduced interest expense. The increase in interest income was primarily a result of additional cash balances and the elimination of all indebtedness.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. We had a provision for income taxes of $3.9 million for the six months ended June 30, 2000 compared to a benefit from income taxes of $218,000 for the six months ended June 30, 1999. This change resulted primarily from higher pre-tax income in the six months ended June 30, 2000 compared to the same period in 1999.

     NET INCOME. Net income increased over 20 times to $8.0 million, or $0.39 per diluted share, in the six months ended June 30, 2000 from $398,000, or $0.03 per diluted share, in the six months ended June 30, 1999. Excluding LCoS microdisplay related expenses, our net income for the six months ended June 30, 2000 was approximately $10.5 million, or $0.51 per diluted share.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended June 30, 2000. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Condensed Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                Quarters Ended
                                           ------------------------------------------------------
                                                                 (Unaudited)
                                                                (In Thousands)
                                           ------------------------------------------------------
                                            Jun 30      Sep 30,     Dec 31,    Mar 31,   Jun 30,
                                                         1999                        2000
                                           --------------------------------   -------------------
Net sales                                  $ 31,600    $ 42,723    $ 50,041   $ 39,162   $ 44,926
                                           --------    --------    --------   --------   --------
Cost and expenses:
  Cost of sales                              25,103      33,882      38,407     29,360     34,157
  Selling, general, and administrative        2,493       2,741       3,487      2,262      2,418
  Research, development, and engineering      2,008       2,427       2,489      2,763      2,989
                                           --------    --------    --------   --------   --------
                                             29,604      39,050      44,383     34,385     39,564
                                           --------    --------    --------   --------   --------
Operating income                              1,996       3,673       5,658      4,777      5,362
Other income (expense), net                    (214)       (160)        541        580      1,165
                                           --------    --------    --------   --------   --------
Income before provision for income taxes      1,782       3,513       6,199      5,357      6,527
Provision for income taxes                      742       1,476       1,710      1,770      2,158
                                           --------    --------    --------   --------   --------
Net income                                 $  1,040    $  2,037    $  4,489   $  3,587   $  4,369
                                           ========    ========    ========   ========   ========

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

     There is significant pricing pressure in higher volume programs in the wireless communications and office automation industries. In addition, high-volume programs that generally have lower gross margins began to represent a larger percentage of net sales in the second half of 1998, thereby reducing gross margins. In the third quarter of 1998, we also started several new programs and incurred substantial start-up costs on those new programs. In addition, excess inventory purchases occurred in the second quarter of 1998, slowing purchases in the third quarter of 1998 and greatly reducing material overhead absorption in that quarter. In the first quarter of 1999, we had an unfavorable product mix, shipping principally lower margin products. In addition, reduced manufacturing yields and under-absorption of fixed overhead contributed to lower margins. In the second half of 1999, higher volumes in our manufacturing facilities produced increased operating efficiencies, resulting in better margins. We continued to improve the margins in the first half of 2000 as we focused on cost-reduction efforts. We expect the margins to sequentially drop over the next few quarters as new programs with lower margins begin to ramp to production.

     In 1999, we continued to expand and intensify our research and development efforts on proprietary display products, such as LCOS microdisplays. Other expense increased in the last half of 1998 and the first half of 1999 as our cash balances declined and we increased our borrowings. All borrowings were paid off and cash balances increased as a result of our equity offering in the third quarter of 1999. As a result, we had sharply higher interest income in the fourth quarter of 1999. In the second quarter of 2000, we had another equity offering, which further raised our cash balances and increased our interest income.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash, cash equivalents, and short-term investments of $174.1 million compared to $45.4 million at December 31, 1999.

     In the quarter ended June 30, 2000, we had $1.9 million in net cash flow from operations compared to $1.3 million in net cash outflow from operations in the quarter ended June 30, 1999. Our cash flow was positively impacted in the quarter ended June 30, 2000 primarily as a result of substantially higher net income.

     Depreciation expense increased to $1.5 million for the second quarter of 2000 compared to $1.3 million for the second quarter of 1999. This increase primarily relates to increased starts on our LCD line and increased building depreciation as a result of our China operations. The high-volume LCD line is depreciated on a units-of-production method based on units started. Inventory turns were 9.7 in the second quarter of 2000 compared to 7.8 in the second quarter of 1999. Accounts receivable DSOs (Day Sales Outstanding) were 52 days in the second quarter of 2000 from 60 days in the second quarter of 1999. Accounts receivable balances substantially increased this quarter primarily as a result of strong shipments in June.

     In the first six months of 2000, we had $4.7 million in net cash flow from operations compared to $827,000 in net cash flow from operations during 1999. Cash flow from operations improved during the first six months of 2000 primarily as a result of increased net income.

     Our working capital was $195.7 million at June 30, 2000 compared with $60.9 million at December 31, 1999. Our current ratio increased to 8.7-to-1 at June 30, 2000 from 3.8-to-1 at December 31, 1999. The substantial increase in our working capital and current ratio during the second quarter of 2000 occurred primarily because of the equity offering that was completed during that quarter. In that offering, we raised $129 million and issued approximately 2.5 million additional shares of common stock. Including our cash, cash equivalents, short-term investments, and available credit facilities, we had $199.5 million in readily available funds at June 30, 2000 compared to $70.7 million at December 31, 1999.

     In January 2000, we entered into a new credit facility with Imperial Bank to replace the then existing credit facility. The new credit facility is a $25.0 million unsecured revolving line of credit that matures in January 2001. Mellon Bank is a participating lender on that new credit facility. No borrowings are outstanding under the new credit facility. Advances under the new facility may be made as prime rate advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. In addition, we have other smaller credit facilities in Europe and China.

     Capital expenditures during the first half of 2000 were approximately $5.3 million. These capital expenditures primarily consisted of equipment for our operations in Manila, Beijing, and Arizona, including manufacturing equipment for LCOS microdisplays. In the first quarter of 2000, we also made an additional investment in Inviso, Inc. of $500,000, bringing our total minority investments in Inviso to $3.8 million. Our total capital budget for 2000 is approximately $14-16 million.

     Capital expenditures during 1999 were approximately $12.5 million. These capital expenditures consisted of $5.6 million for equipment and construction costs relating to our manufacturing facility in Beijing; $1.8 million for manufacturing and office equipment for our operations in Manila and Arizona; and $5.1 million for LCOS microdisplays, including our purchase of assets and licenses from National Semiconductor and S-Vision. The assets and licensed silicon technologies from National Semiconductor relating to LCOS microdisplays were acquired for approximately $3.0 million in cash and warrants to purchase 140,000 shares of our common stock. Substantially all of the purchase price was allocated to depreciable assets, tooling and mask rights, and amortizable licenses.

     We believe that our existing balances of cash, cash equivalents, short term investments, anticipated cash flows from operations, and available credit lines will provide adequate sources to fund our operations and planned expenditures through 2001.

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

     In China, we have accounts receivable and cash deposits in the local currency. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There has been general speculation since late 1998 that China may devalue its currency. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although from time to time we may enter into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, we cannot provide assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There are no material changes in reported market risks since the Company's most recent filing on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on April 27, 2000. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

          Nominees                    Votes in Favor          Against
          --------                    --------------          -------
          Jeffrey D. Buchanan           10,630,783            349,356
          David C. Malmberg             10,630,783            349,356
          Thomas H. Werner              10,628,850            351,289
          Kenneth M. Julien             10,469,313            510,826
          Gary R. Long                  10,628,917            351,222
          David P. Chavoustie           10,626,837            353,302

     The following items were also voted upon and approved by the Stockholders:

     (a) To approve the 1998 Amended and Restated Directors' Stock Plan (the "1998 Plan").

                                      Votes in Favor          Opposed
                                      --------------          -------
                                        10,679,832            269,580

     (b) To ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2000.

                                      Votes in Favor          Opposed
                                      --------------          -------
                                        10,955,184             9,632

     (c) To amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 60,000,000 shares.

                                      Votes in Favor          Opposed
                                      --------------          -------
                                         7,124,791           3,837,741

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 10(x):  Amended and Restated Directors' Stock Plan.

          Exhibit 10(aa): Credit  Agreement  dated  January 21, 2000,  by  and between Three-Five Systems, Inc., its subsidiaries, the Banks listed therein, and Imperial Bank, as Agent and as Issuing Bank.

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

                            THREE-FIVE SYSTEMS, INC.
                            ------------------------
                                 (Registrant)


Dated: July 21, 2000.                   By: /s/ Jeffrey D. Buchanan
                                            ------------------------------------
                                        Name: Jeffrey D. Buchanan
                                        Its:  Executive Vice President;
                                              Chief Financial Officer