Form 10-Q
period 2000-09-30
THREE FIVE SYSTEMS INC
filed 2000-10-23
CIK 32272

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000

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

YES     [X]                     NO    [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practical date.

CLASS                                       OUTSTANDING AS OF SEPTEMBER 30, 2000

Common                                                   21,540,879
Par value $.01 per share

                            THREE-FIVE SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS







                         PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
ITEM 1. FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets-
             December 31, 1999 and September 30, 2000...........................     1

        Condensed Consolidated Statements of Income-
             Three Months and Nine Months Ended September 30, 1999 and 2000.....     2

        Condensed Consolidated Statements of Cash Flows-
             Nine Months Ended September 30, 1999 and 2000......................     3

        Notes to Condensed Consolidated Financial Statements....................     4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...................................................     7


             PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................    14

SIGNATURES......................................................................    14

ITEM 1     FINANCIAL STATEMENTS


                            THREE-FIVE SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               DECEMBER 31,    SEPTEMBER 30,
                                                               ------------    -------------
                                                                   1999            2000
                                                                   ----            ----

                        ASSETS
                        ------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  45,363       $  48,343
   Short-term investments                                              --         123,749
   Accounts receivable, net                                        20,886          28,516
   Inventories                                                     12,344          18,783
   Deferred tax asset                                               3,231           3,839
   Other current assets                                             1,047           1,475
                                                                ---------       ---------
      Total current assets                                         82,871         224,705

PROPERTY, PLANT AND EQUIPMENT, net                                 40,546          43,111

OTHER ASSETS                                                        3,513           4,229
                                                                ---------       ---------
                                                                $ 126,930       $ 272,045
                                                                =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                             $  13,450       $  15,589
   Accrued liabilities                                              7,526           6,917
   Current taxes payable                                            1,042           1,979
                                                                ---------       ---------
      Total current liabilities                                    22,018          24,485
                                                                ---------       ---------

DEFERRED TAX LIABILITY                                              3,692           4,131
                                                                ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                                       189             215
   Additional paid-in capital                                      67,388         197,413
   Retained earnings                                               33,639          45,897
   Cumulative translation adjustment                                    7             (95)
   Less - Treasury stock, at cost                                      (3)             (1)
                                                                ---------       ---------
      Total stockholders' equity                                  101,220         243,429
                                                                ---------       ---------

                                                                $ 126,930       $ 272,045
                                                                =========       =========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            THREE-FIVE SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                   THREE MONTHS                    NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                -------------------             -------------------
                                               1999            2000            1999            2000
                                               ----            ----            ----            ----

NET SALES                                   $  42,723       $  40,231       $  97,367       $ 124,319
                                            ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
 Cost of sales                                 33,882          31,115          79,176          94,632
 Selling, general and administrative            2,741           2,453           7,683           7,133
 Research, development and engineering          2,427           3,734           6,256           9,486
                                            ---------       ---------       ---------       ---------
                                               39,050          37,302          93,115         111,251
                                            ---------       ---------       ---------       ---------

  Operating income                              3,673           2,929           4,252          13,068
                                            ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
 Interest, net                                   (152)          2,756            (518)          4,545
 Other, net                                        (8)            (20)            (41)            (64)
                                            ---------       ---------       ---------       ---------
                                                 (160)          2,736            (559)          4,481
                                            ---------       ---------       ---------       ---------
INCOME BEFORE PROVISION FOR
 INCOME TAXES:                                  3,513           5,665           3,693          17,549
  Provision for income taxes                    1,476           1,320           1,258           5,248
                                            ---------       ---------       ---------       ---------

NET INCOME                                  $   2,037       $   4,345       $   2,435       $  12,301
                                            =========       =========       =========       =========

EARNINGS PER COMMON SHARE:
 Basic                                      $    0.14       $    0.20       $    0.17       $    0.61
                                            =========       =========       =========       =========
 Diluted                                    $    0.14       $    0.19       $    0.17       $    0.58
                                            =========       =========       =========       =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES:
  Basic                                        14,219          21,528          14,070          20,097
                                            =========       =========       =========       =========
  Diluted                                      14,643          22,595          14,329          21,311
                                            =========       =========       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            THREE-FIVE SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                                1999             2000
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $   2,435        $  12,301
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               4,330            4,655
     Provision for accounts receivable valuation reserves                          174               33
 Change in assets and liabilities:
     (Increase) in accounts receivable                                          (7,324)          (7,663)
     (Increase) in inventories                                                  (2,772)          (6,439)
     (Increase) decrease in other assets                                           626             (656)
      Increase in accounts payable and accrued liabilities                       6,378            1,530
      Increase in taxes payable and deferred taxes, net                            323              767
                                                                             ---------        ---------
        Net cash provided by operating activities                                4,170            4,528
                                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net                               (10,352)          (7,207)
  Purchase of short-term investments                                                --         (123,749)
  Investment in Inviso, Inc.                                                        --             (500)
                                                                             ---------        ---------
        Net cash used in investing activities                                  (10,352)        (131,456)
                                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable to banks                                       9,000               --
  Stock options exercised                                                           76            1,353
  Expenses paid in connection with equity offering                                (363)              --
  Net proceeds from equity offering                                                 --          128,657
                                                                             ---------        ---------
        Net cash provided by financing activities                                8,713          130,010
                                                                             ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                  (3)            (102)
                                                                             ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,528            2,980
CASH AND CASH EQUIVALENTS, beginning of period                                   4,946           45,363
                                                                             ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                                     $   7,474        $  48,343
                                                                             =========        =========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Value of warrants granted                                                  $     555        $      --
                                                                             =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

             THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES (THE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements and accompanying notes thereto.

Note B Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods. Diluted earnings per common share for the three- and nine-month periods are determined assuming that the options and warrants were exercised at the beginning of the period or at the time of issuance, if later. Set forth below are the disclosures for the three- and nine-month periods ended September 30, 1999 and 2000.

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                            1999         2000          1999         2000
                                                            ----         ----          ----         ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per share:

Income available to common stockholders                   $ 2,037      $ 4,345       $ 2,435      $12,301
                                                          -------      -------       -------      -------
  Weighted average common shares                           14,219       21,528        14,070       20,097
                                                          -------      -------       -------      -------
   Basic per share amount                                 $  0.14      $  0.20       $  0.17      $  0.61
                                                          =======      =======       =======      =======

Diluted earnings per share:

Income available to common stockholders                   $ 2,037      $ 4,345       $ 2,435      $12,301
                                                          -------      -------       -------      -------
  Weighted average common shares                           14,219       21,528        14,070       20,097
  Options and warrants assumed exercised                      424        1,067           259        1,214
                                                          -------      -------       -------      -------
  Total                                                    14,643       22,595        14,329       21,311
                                                          -------      -------       -------      -------
     Diluted per share amount                             $  0.14      $  0.19       $  0.17      $  0.58
                                                          =======      =======       =======      =======

Note C          Inventories consist of the following at:

                    DECEMBER 31,   SEPTEMBER 30,
                       1999            2000
                       ----            ----
                          (in thousands)
Raw materials        $ 9,554         $15,053
Work-in-process        1,336           1,583
Finished goods         1,454           2,147
                     -------         -------
                     $12,344         $18,783
                     =======         =======

Note D          Property, plant, and equipment, net consist of the following at:

                                  DECEMBER 31,   SEPTEMBER 30,
                                      1999            2000
                                      ----            ----
                                         (in thousands)
Building and improvements          $ 16,411        $ 16,424
Furniture and equipment              47,036          54,230
                                   --------        --------
                                     63,447          70,654
Less accumulated depreciation       (22,901)        (27,543)
                                   --------        --------
                                   $ 40,546        $ 43,111
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

                The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments.

   THREE MONTHS ENDED               United         United
   SEPTEMBER 30, 1999               States         Kingdom          China        Philippines     Eliminations         Total
   ------------------               ------         -------          -----        -----------     ------------         -----
Net sales                          $ 17,073        $ 21,267        $  4,383        $     --        $     --         $ 42,723
Intersegment sales                   22,598              --           5,599             767         (28,964)              --
Income before provision for
   income taxes                       1,916           1,050             515              16              16            3,513

   THREE MONTHS ENDED               United         United
   SEPTEMBER 30, 2000               States         Kingdom          China        Philippines     Eliminations         Total
   ------------------               ------         -------          -----        -----------     ------------         -----
Net sales                          $ 17,577        $ 11,846        $ 10,808        $     --        $     --         $ 40,231
Intersegment sales                   18,196              --             263             686         (19,145)              --
Income before provision for
   income taxes                       3,676             895           1,027              14              53            5,665

   NINE MONTHS ENDED                United         United
   SEPTEMBER 30, 1999               States         Kingdom          China        Philippines     Eliminations         Total
   ------------------               ------         -------          -----        -----------     ------------         -----
Net sales                          $ 34,556        $ 45,843        $ 16,968        $     --        $     --         $ 97,367
Intersegment sales                   56,116              --           9,438           2,362         (67,916)              --
Income before provision for
   income taxes                       1,307           1,432             864              47              43            3,693

   NINE MONTHS ENDED                United         United
   SEPTEMBER 30, 2000               States         Kingdom          China        Philippines     Eliminations         Total
   ------------------               ------         -------          -----        -----------     ------------         -----
Net sales                          $ 51,495        $ 44,324        $ 28,500        $     --        $     --         $124,319
Intersegment sales                   57,760              --           5,591           2,210         (65,561)              --
Income before provision for
   income taxes                       7,694           3,405           6,440              44             (34)          17,549

Note F          Comprehensive income for the periods was as follows:

                                         Three Months Ended              Nine Months Ended
                                            September 30,                   September 30
                                        1999            2000            1999            2000
                                        ----            ----            ----            ----
                                                           (in thousands)
Net income                           $  2,037        $  4,345        $  2,435        $ 12,301
Other comprehensive income:
  Cumulative foreign currency
   translation adjustment                  (5)            (65)             (3)           (102)
                                     --------        --------        --------        --------
Comprehensive income                 $  2,032        $  4,280        $  2,432        $ 12,199
                                     ========        ========        ========        ========

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

                In July 2000, the Company notified the lessor of its primary manufacturing facility in Manila that the Company was canceling the lease for its primary manufacturing facility effective as of December 31, 2000. However, the Company intends to renew the lease and is negotiating to do so with the lessor.

                In May 2000, Three-Five Systems Pacific, Inc. signed a lease for a build-to-suit factory in Manila. The term of the lease is 120 months starting upon completion of the factory. In conjunction with that lease, Three-Five Systems Pacific, Inc. has made security deposits of approximately $650,000, which are included in other current assets at September 30, 2000.

Note H          Benefit Plans

                On January 27, 2000, the Board of Directors increased the number of shares of the Company's common stock available for issuance under the 1997 Stock Option Plan by 150,000 to 350,000 shares.

                On August 3, 2000, the Board of Directors increased the number of shares of the Company's common stock available for issuance under the 1997 Stock Option Plan by 300,000 to 650,000 shares.

Note I          Stockholders' Equity

                In May 2000, the Company issued 2,150,000 shares of common stock at a price of $55.00 per share in a public offering. In June 2000, the Company issued an additional 322,500 shares of common stock at a price of $55.00 per share to cover over-allotments pertaining to the offering.

                On April 18, 2000, the Board of Directors approved a three-for-two stock split, to be effected in the form of a 50 percent stock dividend. The Board's approval of the stock split was contingent upon the approval by the stockholders of an increase in the number of authorized shares of common stock, which occurred on April 27, 2000. At that time, the stockholders also approved an increase in the number of authorized shares of the Company's common stock from 15 million to 60 million. The stock dividend was paid on May 12, 2000, to stockholders of record at the close of business of May 1, 2000. The increase in the authorized shares and the stock split have been given retroactive recognition for all periods presented in the accompanying condensed consolidated financial statements.

Note J          Short-term Investments

                The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and one year from the purchase date. All short-term investments are classified as available for sale and are presented at market value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Realized and unrealized gains and losses were not material at September 30, 2000.

Note K          Recently Issued Accounting Standards

                In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," delayed the required effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133, as amended, on January 1, 2001. Management is currently evaluating the anticipated impact of the adoption of SFAS No. 133 on its results of operations and financial position.

                On December 3, 1999, the Securities and Exchange Commission staff (the Staff) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Subsequent to its issuance, the Staff elected to defer the required implementation date. The Company will be required to adopt SAB 101 during the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material impact on the Company's financial position or results of operations.

                In July 2000, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. EITF No. 00-10 must be adopted prior to, or concurrent with, the adoption of SAB 101. The Company has elected to adopt EITF No. 00-10 during its quarter ended September 30, 2000. As such, the consolidated statements of income for the three and nine month periods ended September 30, 2000 reflect the adoption of EITF No. 00-10. The impact of the adoption on all prior periods was not material for restatement.

                During March 2000, the FASB issued Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN
                44), which, among other issues, addresses repricing and other modifications made to previously issued stock options. The Company adopted FIN 44 during July 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS


           Except for the historical information contained herein, this Report contains forward-looking statements, including those relating to revenue, margins, expenses, pricing pressures, quarterly fluctuations, customer concentration, the impact of our China facility, material shortages, research, development, and engineering expense, and liquidity and anticipated cash needs that involve risks and uncertainties that could cause actual results to differ materially.

           We caution that these statements are subject to various factors that may affect future results, including the following: changes in the market for our products and the success of our customers' products, our success in moving products from the design phase to the manufacturing phase, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 1999 and our Registration Statement on Form S-3 (Registration No. 333-35788) as declared effective by the Securities and Exchange Commission on May 5, 2000.

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

           We currently sell substantially all of our LCD modules to major OEMs. We derived more than 85% of our net sales in 1999 and in the first nine months of 2000 from the mobile handset market. When we win a design program, our customer typically pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been as high as 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue upon product shipment.

           We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers. Motorola accounted for 65.1% of our net sales in 1996, 34.6% in 1997, and 63.6% in 1998. In 1999, net sales to Motorola increased at a rate faster than net sales to our other customers and represented 86.1% of our net sales. In the first nine months of 2000, net sales to Motorola represented 87.6% of our net sales. Since 1998 no other customer has accounted for more than 10% of our net sales.

           During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. As a result, sales usually peak in the fourth quarter of a calendar year and are lower in the following quarter.

           Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. Currently, significant pricing pressure exists in the LCD module market, especially in higher volume programs in the wireless communications industry. Accordingly, as the production levels of some of our new higher volume programs have increased, the lower standard gross margins on those programs have impacted, and will continue to impact, our overall margins.

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

           In early 1998, we decided to open a similar display module manufacturing facility in Beijing. Within six months, we located a temporary manufacturing facility, equipped the facility, trained our personnel, qualified the facility for customers, and qualified products manufactured at the facility. We commenced construction of our permanent Beijing facility in late 1998. This facility was substantially completed in early July 1999, and we began production in the new manufacturing facility late in the third quarter of 1999. All production in Beijing since the fourth quarter of 1999 has been conducted at our new permanent facility. We own our Beijing facility through a wholly owned foreign subsidiary.

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

           Research, development, and engineering expense consists principally of salaries and benefits to scientists, design engineers, and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. Research, development, and engineering expense continues to increase as we develop new display products and technologies, especially LCoS microdisplays.

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

           In August 2000, our wholly owned foreign subsidiary, Three-Five Systems (Beijing) Co., Ltd., entered into a strategic agreement with Heibei Jiya Electronics, Co., Ltd. (Jiya), a Chinese-based manufacturer of LCD glass. Under the terms of the agreement, Jiya will provide glass for LCD modules to us and will reserve a significant amount of its glass manufacturing capacity for us. In exchange, we will assist Jiya in further developing its LCD glass manufacturing processes. At the conclusion of 18 months, we have the option to extend the agreement or to acquire a majority interest in Jiya.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

           NET SALES. Net sales decreased 5.8% to $40.2 million in the three months ended September 30, 2000 from $42.7 million in the three months ended September 30, 1999. This decrease occurred because of delayed programs and product mix issues at our largest customer.

           COST OF SALES. Cost of sales decreased to 77.3% of net sales in the three months ended September 30, 2000 from 79.3% in the three months ended September 30, 1999. This percentage decrease resulted primarily from accelerated operating efficiencies and cost reduction efforts undertaken in the last 12 months. The cost of sales increased slightly from the second quarter of 2000, in part because of new pricing for some high volume programs.

           SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense decreased 7.4% to $2.5 million in the three months ended September 30, 2000 from $2.7 million in the three months ended September 30, 1999. Selling, general, and administrative expense was 6.1% of net sales in the three months ended September 30, 2000 compared to 6.4% in the three months ended September 30, 1999. The decrease in selling, general, and administrative expense reflected our efforts to hold the costs of SG&A in 2000 to 1999 levels in order to leverage those expenses as we continued to expand the business.

           RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering expense increased 53.9% to $3.7 million in the three months ended September 30, 2000 from $2.4 million in the three months ended September 30, 1999. Research, development and engineering expense was 9.3% of net sales in the three months ended September 30, 2000 compared to 5.7% in the three months ended September 30, 1999. Research, development and engineering expense increased as the result of the development of new display products and technologies, including LCoS microdisplays. Expenses also increased in LCD engineering as a result of the increased number of design wins.

           The selling, general and administrative expense and the research, development and engineering expense in each quarter include expenses for microdisplays. We are currently incurring significant operating expenditures in microdisplays at a time when there is very little microdisplay revenue. In the third quarter of 2000, we incurred approximately $2.5 million of operating expenses specifically related to LCoS microdisplays as compared with approximately $1.8 million in the third quarter of 1999.

           OTHER INCOME (EXPENSE), NET. Other income in the three months ended September 30, 2000 was $2.7 million compared to other expense of $160,000 in the three months ended September 30, 1999. The difference was a result of increased interest income and reduced interest expense. The increase in interest income was primarily a result of additional cash and short-term investment balances in the three months ended September 30, 2000 and the elimination of all indebtedness.

            PROVISION FOR INCOME TAXES. The provision for income taxes was $1.3 million in the three months ended September 30, 2000 compared to a provision for income taxes of $1.5 million in the three months ended September 30, 1999. The tax rate decreased to 23.3% in the three months ended September 30, 2000 compared to 42.0% in the three months ended September 30, 1999. The decreased tax rate in the three months ended September 30, 2000 resulted primarily from reporting income in Beijing, which is a low tax rate jurisdiction. In addition, in the second half of 2000, we recorded a tax benefit related to research and development tax credits, resulting in a reduced tax rate over the first half of 2000. Thus, in the fourth quarter of 2000, we expect our overall tax rate to be the same as the third quarter.

           NET INCOME. Net income increased 113.1% to $4.3 million, or $0.19 per diluted share, in the three months ended September 30, 2000 from $2.0 million, or $0.14 per diluted share, in the three months ended September 30, 1999. Excluding our LCoS microdisplay business, our net income in the three months ended September 30, 2000 was approximately $6.2 million, or $0.27 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

           NET SALES. Net sales increased 27.7% to $124.3 million in the nine months ended September 30, 2000 from $97.4 million in the nine months ended September 30, 1999. This increase occurred because of the increased level of programs at our largest customer and strong growth in the mobile handset market.

           COST OF SALES. Cost of sales decreased to 76.1% of net sales in the nine months ended September 30, 2000 from 81.3% in the nine months ended September 30, 1999. This percentage decrease resulted primarily from accelerated operating efficiencies and cost reduction efforts as a result of the continued high levels of production for programs that have been ongoing for several quarters.

           SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense decreased 7.2% to $7.1 million in the nine months ended September 30, 2000 from $7.7 million in the nine months ended September 30, 1999. Selling, general, and administrative expense was 5.7% of net sales in the nine months ended September 30, 2000 compared to 7.9% in the nine months ended September 30, 1999. The decrease in selling, general, and administrative expense reflected our efforts to leverage those expenses as we continued to expand the business.

           RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSE. Research, development and engineering expense increased 51.6% to $9.5 million in the nine months ended September 30, 2000 from $6.3 million in the nine months ended September 30, 1999. Research, development and engineering expense was 7.6% of net sales in the nine months ended September 30, 2000 compared to 6.4% in the nine months ended September 30, 1999. Research, development and engineering expense increased as the result of the development of new display products and technologies, primarily microdisplays.

           The selling, general and administrative expense and the research, development and engineering expense include expenses for microdisplays. We are currently incurring significant operating expenditures in microdisplays at a time when there is very little microdisplay revenue. In the first nine months of 2000, we incurred approximately $6.8 million of operating expenses specifically related to LCoS microdisplays as compared with approximately $4.4 million in the first nine months of 1999.

           OTHER INCOME (EXPENSE), NET. Other income in the nine months ended September 30, 2000 was $4.5 million compared to other expense of $559,000 in the nine months ended September 30, 1999. The difference was a result of increased interest income and reduced interest expense. The increase in interest income was primarily a result of additional cash and short-term investment balances and the elimination of all indebtedness.

           PROVISION FOR INCOME TAXES. The provision for income taxes was $5.3 million for the nine months ended September 30, 2000 compared to $1.3 million for the nine months ended September 30, 1999. This change resulted primarily from higher pre-tax income in the nine months ended September 30, 2000 compared to the same period in 1999. The tax rate during the nine months ended September 3, 2000 was 30.0%, as compared with 34.0% for the same period of 1999. We had a reduced tax rate in 2000 as a result of increased income in Beijing, which is a low tax rate jurisdiction, and a benefit from research and development tax credits.

           NET INCOME. Net income increased 405.2% to $12.3 million, or $0.58 per diluted share, in the nine months ended September 30, 2000 from $2.4 million, or $0.17 per diluted share, in the nine months ended September 30, 1999. Excluding LCoS microdisplay related expenses, our net income for the nine months ended September 30, 2000 was approximately $16.6 million, or $0.78 per diluted share.

QUARTERLY RESULTS OF OPERATIONS

           The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended September 30, 2000. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Condensed Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

                                                                        QUARTERS ENDED
                                              -----------------------------------------------------------------
                                                                          (UNAUDITED)
                                                                        (IN THOUSANDS)

                                              SEP 30,         DEC 31,      MAR 31,       JUN 30,        SEP 30,
                                                        1999                               2000
                                              -----------------------      ------------------------------------
Net sales                                     $ 42,723       $ 50,041      $ 39,162      $ 44,926      $ 40,231
                                              --------       --------      --------      --------      --------
Cost and expenses:
 Cost of sales                                  33,882         38,407        29,360        34,157        31,115
 Selling, general, and administrative            2,741          3,487         2,262         2,418         2,453
 Research, development, and engineering          2,427          2,489         2,763         2,989         3,734
                                              --------       --------      --------      --------      --------
                                                39,050         44,383        34,385        39,564        37,302
                                              --------       --------      --------      --------      --------
Operating income                                 3,673          5,658         4,777         5,362         2,929
Other income (expense), net .                     (160)           541           580         1,165         2,736
                                              --------       --------      --------      --------      --------
Income before provision for income taxes         3,513          6,199         5,357         6,527         5,665
Provision for income taxes                       1,476          1,710         1,770         2,158         1,320
                                              --------       --------      --------      --------      --------
Net income                                    $  2,037       $  4,489      $  3,587      $  4,369      $  4,345
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

           There is significant pricing pressure in higher volume programs in the wireless communications and office automation industries. In the first quarter of 1999, we had an unfavorable product mix, shipping principally lower margin products. In addition, reduced manufacturing yields and under-absorption of fixed overhead contributed to lower margins. In the second half of 1999, higher volumes in our manufacturing facilities produced increased operating efficiencies, resulting in better margins. We continued to improve the margins in the first quarter of 2000 as we focused on cost-reduction efforts. Since that quarter, gross margins have declined as pricing pressures in the handset business have caught up with our cost reduction efforts. We have had a record number of design wins in 2000, especially with LCD modules to be used in the high-volume, value-priced, mobile handset markets.

           In 1999, we continued to expand and intensify our research and development efforts on proprietary display products, such as LCoS microdisplays. Other expense increased in the first half of 1999 as our cash balances declined and we increased our borrowings. All borrowings were paid off and cash balances increased as a result of our equity offering in the third quarter of 1999. As a result, we had sharply higher interest income in the fourth quarter of 1999. In the second quarter of 2000, we had another equity offering, which further raised our cash balances and increased our interest income.

OUTLOOK

           Based on the ordering pattern we are currently seeing from our customers, we expect sales in the fourth quarter of 2000 to be 10 to 15 percent higher than the third quarter. In 2001, we expect a 50% revenue growth rate, with most of that growth coming in the last three quarters. In the first quarter of 2001, we expect some typical seasonality but it may be less than in prior years.

           We expect our gross margins in the fourth quarter of 2000 to be in approximately the same range as the third quarter. For 2001, we expect our gross margins to move down from current levels as we move into the much larger, but value-priced, handset market as a result of our recent design wins. Our margins this year are benefiting from cost reduction efforts we have implemented in anticipation of penetrating the value-priced wireless handset market. In higher volume, microdisplays should have substantially higher margins and thus may add a percent or two to our overall gross margin by the second half of 2000.

           Operating expenses in the fourth quarter of 2000 should be at about the same percentage level as third quarter. In the first quarter of 2001, operating expenses should start out at about 15% and drop to about 8% or 9% by the fourth quarter of 2001.


           Our tax rate for 2000 is expected to be 28%, which is reduced from the originally expected level as a result of research and development tax credits. In 2001, we expect our tax rate to be around 34%.

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 2000, we had cash, cash equivalents, and short-term investments of $172.1 million compared to $45.4 million at December 31, 1999.

           In the quarter ended September 30, 2000, we had $142,000 in net cash outflow from operations compared to $3.3 million in net cash inflow from operations in the quarter ended September 30, 1999. Our cash flow was negatively impacted in the quarter ended September 30, 2000 primarily as a result of substantially higher accounts receivable and inventories. Accounts receivable are up because we had stronger sales in September than in July or August. Inventories are up because our backlog for the fourth quarter is up.

           Depreciation expense decreased slightly to $1.6 million for the third quarter of 2000 compared to $1.7 million for the third quarter of 1999. This decrease primarily relates to decreased starts on our LCD line, which is depreciated on a units-of-production method based on units started. Inventory turns were 7.3 in the third quarter of 2000 compared to 9.8 in the third quarter of 1999. Accounts receivable DSOs (Day Sales Outstanding) were 65 days in the third quarter of 2000 from 55 days in the third quarter of 1999.

           In the first nine months of 2000, we had $4.5 million in net cash flow from operations compared to $4.1 million in net cash flow from operations during 1999. Cash flow from operations improved during the first nine months of 2000 primarily as a result of increased net income.

           Our working capital was $200.2 million at September 30, 2000 compared with $60.9 million at December 31, 1999. Our current ratio increased to 9.2-to-1 at September 30, 2000 from 3.8-to-1 at December 31, 1999. The substantial increase in our working capital and current ratio during the nine months of 2000 occurred primarily because of the equity offering that was completed during the second quarter of 2000. In that offering, we raised approximately $128 million and issued approximately 2.5 million additional shares of common stock. Including our cash, cash equivalents, short-term investments, and available credit facilities, we had approximately $197 million in readily available funds at September 30, 2000 compared to $70.7 million at December 31, 1999.

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

           Capital expenditures during the first nine months of 2000 were approximately $7.2 million. These capital expenditures primarily consisted of equipment for our operations in Manila, Beijing, and Arizona, including manufacturing equipment for LCoS microdisplays. In the first quarter of 2000, we also made an additional investment in Inviso, Inc. of $500,000, bringing our total minority investments in Inviso to $3.8 million. Our total capital budget for 2000 is approximately $14 to $16 million.

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


                            THREE-FIVE SYSTEMS, INC.
                                  (Registrant)

Dated:  October 20, 2000.              By:    /s/ Jeffrey D. Buchanan
                                              -------------------------------
                                       Name:  Jeffrey D. Buchanan
                                       Its:   Executive Vice President; Chief
                                              Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                      Description of Exhibit
-------                     ----------------------
  27                        Financial Data Schedule