Form 10-K
period 2000-12-31
THREE FIVE SYSTEMS INC
filed 2001-03-13
CIK 32272

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                          Commission file number 1-4373

                            THREE-FIVE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                             86-0654102
        (State or Other Jurisdiction         I.R.S. Employer Identification No.)
        of Incorporation or Organization)

           1600 North Desert Drive, Tempe, Arizona          85281
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (21,051,659 shares) based on the closing price of the registrant's Common Stock as reported on the New York Stock Exchange on March 12, 2001, was $322,721,932. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 12, 2001, there were outstanding 21,421,165 shares of the registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                            THREE-FIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                          PAGE
                                     PART I
ITEM 1.       BUSINESS..................................................................    1
ITEM 2.       PROPERTIES................................................................   24
ITEM 3.       LEGAL PROCEEDINGS.........................................................   24
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................   24

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS...............................................................   25
ITEM 6.       SELECTED FINANCIAL DATA...................................................   26
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.................................................   27
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................   33
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................   34
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE..............................................   34

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................   34
ITEM 11.      EXECUTIVE COMPENSATION....................................................   34
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............   35
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................   35

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........   36

SIGNATURES..............................................................................   38

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................................  F-1


                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2001 and thereafter; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business - Special Considerations."

                                     PART I

ITEM 1.            BUSINESS

INTRODUCTION

     We design and manufacture display modules for use in the end products of original equipment manufacturers, or OEMs. We currently specialize in custom liquid crystal display, or LCD, components and technology. We collaborate closely with our customers in providing our design and manufacturing services. Our LCD modules are used in mobile handsets and other wireless communication devices as well as in the data collection, medical electronics, and other commercial and consumer marketplaces. In addition to our traditional LCD module business, we are pursuing the commercialization of our liquid crystal on silicon, or LCoS, microdisplays following substantial research and development over the past three years. We market our services in North America, Europe, and Asia primarily through a direct technical sales force. Motorola is our largest customer.

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

     There are two types of LCDs, active matrix and passive matrix. Active matrix LCD displays are relatively complex devices that require manufacturing operations involving very large capital investments. Active matrix LCD displays are used in larger, high-information content applications, such as laptop computers. Passive matrix LCD displays are less complex and less expensive to manufacture. Passive matrix LCD displays are used in such applications as mobile handsets, pagers, office equipment, data collection terminals, point-of-sale equipment, medical devices, transportation instrumentation, and industrial instruments and controls.

The Custom Passive LCD Market

     We estimate that the worldwide market for passive LCD modules was approximately $5 billion in 2000. This market includes displays used in mobile handsets and other communications equipment, business, industrial and transportation equipment, and computer and consumer products. Mobile handsets represent the third largest market for LCD modules. According to Stanford Resources, the worldwide market for LCDs in mobile handsets has grown from an estimated 165 million units in 1998 to 281 million units in 1999. Industry sources estimate that mobile handset production was slightly over 400 million units in 2000. Additional fast growing markets for LCD display modules include pagers, personal digital assistants, or PDAs, and palm top computers.

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

     OEMs also seek ways to differentiate their products from the products of their competitors. Custom-designed display modules provide OEMs a cost-effective means to achieve this differentiation. In designing its product, an OEM must determine whether to use standard "off-the-shelf" display modules, to design its own custom display modules for production by a custom display manufacturer, or to enter into arrangements with a third party for custom display design and production. In making a decision to engage third parties for custom design and production, OEMs recognize that standard "off-the-shelf" displays make it more difficult to differentiate their products from those of their competitors. In considering whether to design their own display modules, OEMs often recognize that their greatest strengths consist of consumer brand name recognition, market research and product development expertise, and highly developed sales and distribution channels. Advanced design and manufacturing processes require increasing investments for research and development, personnel, and equipment. Competitive market conditions require a shorter period of time from product conception to delivery, product differentiation, improved product user friendliness, and continually enhanced product performance and reduced product cost during the life cycle of the product. As a result of these factors and increasingly sophisticated and complex technology, it has become more difficult for even the leading OEMs to maintain the necessary technology, expertise, personnel, and equipment to design and produce internally all of the various components necessary for their products. As a result, there has been a trend toward outsourcing the design and production of components such as display modules.

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

     Microdisplays are no larger than a thumbnail, but contain all of the information appearing on a high-resolution personal computer screen. The tiny image on a microdisplay can be projected onto a screen or other surface for individual or group viewing or used in a portable application that is viewed through a magnifying device similar to a viewfinder. Various types of projector applications represent the most common current use of microdisplays. Projectors can cast the information on a distant large screen, as in audio-visual front projectors, or shine the image through a translucent screen, as in rear projectors. Potential initial microdisplay applications include use in business projection equipment and computer monitors. Other potential applications include digital and high-definition televisions and a wide variety of portable devices, such as wireless Internet access devices, mobile handsets, pagers, and PDAs as well as in wearable computing equipment using head-mounted displays, which allow hands-free access to large amounts of information.

     A well-developed front projector market currently exists. These products are typically referred to as audio-visual projectors and are generally fixed or portable products used in business applications. Most front projectors currently use transmissive polysilicon microdisplay technology or digital micro-mirror devices, also called DMDs. Reflective liquid crystal on silicon technology, however, is expected to provide more information at a lower cost.

     Emerging market segments are beginning to develop for large, cost-effective, higher-resolution computer monitors and television screens. Current display technologies for computer monitors and digital and high-definition televisions encounter serious barriers related to cost, resolution, and dimensions when used for high-resolution large screens. Many companies are considering the incorporation of microdisplays into large, high-resolution screens to enable affordable display solutions.

     Significant development efforts are currently being directed to portable microdisplays as a potential method for delivering high-information content at low cost and with low power consumption in mobile, hand-held communication devices. It is widely assumed that converged voice and data communication devices have the potential to become a new class of products in mobile communications, probably integrated with PDA functions, such as phonebooks and calendars. In concept, the functions of the telephone, e-mail, pagers, PDAs, and the Internet are expected to become integrated. Delivery of high-information content over the Internet on a small, direct-view display, however, presents difficult technological challenges. Portable microdisplays used with a viewfinder offer a potential solution because they can deliver as much information as a computer monitor in a very small, lightweight, and power-efficient package.

     The portable microdisplay market is just beginning to develop. Market potential currently is uncertain and is limited by such factors as the availability of sufficient wireless communication bandwidth, the uncertainty of customer acceptance, and the possibility of alternative technologies. Nevertheless, many major vendors of mobile handsets, pagers, and PDAs have prototype programs underway to develop new converged mobile communication products with large information content at low cost, and many of these vendors are beginning to assess portable microdisplays for use in these products.

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

     Our custom product solutions provide OEMs with the following benefits:

     - access to specialized design and manufacturing technology and expertise;

     - accelerated design process and reduced design and manufacturing costs through the use of our specialized personnel, equipment, and facilities;

     - reduced reliance on multiple suppliers for components and integration of their production processes; and

     - the ability to concentrate their own resources on the design, production, and distribution of their core products.

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

STRATEGY

     Our strategy is to enhance our position as a leading worldwide supplier of custom-designed and manufactured displays for application in various high-growth segments of the electronics industry. Key elements of our strategy include the following:

Target Leading Customers in High-Growth Industries

     We identify industries that we believe have the greatest long-term potential for growth. We recognize that our growth and development is closely aligned with the growth and development of the industries we serve. Current targeted industries include mobile handsets and other wireless communication, data collection, office automation, medical equipment, and other commercial and consumer marketplace products.

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

     Once we establish a relationship with a new customer, we endeavor to develop new programs for other product groups within the customer's business. For this reason, we specifically target customers with multiple divisions or product lines.

Expand Customer Base

     We intend to intensify our efforts to expand our customer base. We also plan to target specialized markets that have substantial volume requirements. We will continue to seek opportunities in growing and emerging markets, both in the United States and internationally.

Establish Close Relationships with Customers

     We seek to establish strong and long-lasting customer relationships through our fundamental business practice, which we refer to as "customer partnering." Customer partnering involves aligning our prospects with those of our customers and seeking to make our engineering and production staffs seamless extensions of the product design and production departments of our customers. This includes our engineers spending a significant portion of their time assisting customers with their own research and development efforts at their facilities. In addition, our customers' engineers spend a significant amount of time conducting research and development in our facilities.

     We stress product solutions for our customers' products. We view each customer's new product as our own and take pride in creating and implementing innovative engineering solutions that differentiate the customer's product from competitive products. In connection with this philosophy, we have positioned ourselves to provide a rapid response to our customers and their worldwide operations.

     To achieve our customer partnering goal, we emphasize corporate cultures, customs, and communications that complement those of our customers. A thorough understanding of our customers' products and business goals enables us to anticipate customer needs and to develop new design and production solutions for their products.

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

     We continue to provide customer support after product design has been completed and production has been commenced. Through such follow-on activity, we conduct quality enhancement and cost-reduction efforts to maintain the competitiveness of our customers' products.

Provide Advanced Custom Design and Manufacturing Services

     We seek to design, prototype, and manufacture, on a timely and cost-effective basis, a wide range of innovative, distinctive, and high-quality display devices for operational control and information display functions required in the end products of OEMs. Our design processes utilize advanced computer-aided design software to provide custom solutions for customers' products in time frames and on cost bases that we believe are substantially shorter and lower-priced than industry norms.

     We operate our highly automated, high-volume LCD manufacturing line in Arizona to produce the majority of our LCDs. We utilize advanced, flexible manufacturing systems for high-volume module assembly in Manila and Beijing. We believe our three manufacturing facilities provide us with a competitive advantage in meeting the custom LCD needs of our customers. We anticipate that our ability to design, prototype, and manufacture product solutions will be enhanced by the expansion of our engineering personnel, our increased design capacity, and our ability to meet our LCD requirements. We continue to increase our production personnel and add sophisticated manufacturing equipment to meet expanding capacity requirements. We will continue to explore the most advanced and cost-efficient production methods for each product solution.

Exceed Customer Requirements Through Speed and Efficiency

     We emphasize innovative design and manufacturing techniques to improve the speed, efficiency, and performance of our design and manufacturing services. This enables our customers to address the pressure to reduce the lead times for market introduction of their products. As part of our development process, we continually improve and modify our design and manufacturing processes, controls, and methodology in an effort to support our customers' requirements.

Leverage Research, Development, and Engineering

     We continually strive to develop and acquire new technologies and utilize technological developments in order to provide practical solutions for our customers. We conduct an active research and development program designed to

     -    continually improve our products and create new products;

     -    increase our efficiency;

     -    reduce our costs;

     - improve the speed, efficiency, and performance of our design and manufacturing services;

     -    develop new design and manufacturing processes and techniques; and

     -    enhance the quality, cost-effectiveness, and value of our services.

     We plan to expand our research and development efforts through increased expenditures and the hiring of additional personnel to meet the expectations of our customers and to satisfy our goal to design and produce the most advanced product solutions on a timely and cost-effective basis. New technologies include our LCoS microdisplays, which address the increased demands for high-information displays in a small size and at a relatively low cost. In addition, we currently are exploring the development and expansion of existing LCD technologies as well as new technologies, such as sunlight readable LCDs, color LCDs, plastic LCDs, bi-stable LCDs, graphics and color graphics, organic and polymer light emitting displays, and pixel-related display technologies.

PRODUCTS AND SERVICES

     We currently engage in the design and manufacture of LCD display modules and the development and commercialization of manufacturing technologies for use in various products of OEMs.

LCD Display Modules and Services

     We currently emphasize custom designed LCD display modules. A manufacturer of a complete system or product requiring a specific type of visual display, such as a mobile handset, medical instrument, business machine, or hand-held data collection device, represents a typical buyer for a custom LCD display module. For each custom display module, we work directly with our customer to develop and produce the original design and to manufacture the display module in accordance with the customer's specifications. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services by assembling additional components onto the module, such as keypads, microphones, speakers, light guides, and optics. In 2000, LCD custom display modules and related components accounted for approximately 97.7% of our net sales.

     We have developed a sophisticated design process to meet the specific needs of our customers' applications. Each design project normally involves a cross-functional team of our engineers who are assigned to a customer program. The team consults with the customer's engineers throughout the design, prototype development, and manufacturing process. We continue to supply value-added engineering support after the design solution has been developed and integrated into the manufacturing process in an ongoing effort to provide customers with product performance enhancements and cost-reduction opportunities.

     The difficulties in developing a custom LCD module include unclear customer expectations, evolving customer requirements, and changing customer end-product specifications. These factors result in lengthy lead times for market introduction of customers' products. To overcome the traditional obstacles involved in custom design and development, we have developed the four phase program development process described below. We combine our program development process with our philosophy of being a "seamless extension of our customer." This results in a very flexible, responsive, accurate, and fast development cycle that enables our customers to introduce their products into the market rapidly. Our program development process consists of the following phases:

     - Feasibility and concept phase. We work closely with our customer to understand its requirements. Customer input varies from rough sketches to detailed specifications. Experienced LCD module design engineers work to develop conceptual solutions to customer requirements that include both design and cost parameters.

     - Prototype phase. We conduct a design review with the customer; complete at our Arizona facility a proposed design, including the electrical, mechanical, and optical features of the LCD display module; and deliver a prototype to the customer.

     - Pilot phase. We perform a thorough design review with our customer, involving an analysis of performance, cost, and volume production considerations. A successful pilot phase results in the completion of any design changes, the ordering of the tooling required for production, and the delivery of manufacturing samples. We generally conduct the pilot phase primarily in Manila.

     - High-volume production phase. We complete any required changes in the manufacturing process, receive necessary tooling, and commence high-volume production. The production takes place either in Manila or Beijing.

New Proprietary Displays

     We are pursuing several new technology initiatives in our LCD module business, including sunlight readable LCDs (Liquid Crystal intense Display, or LCiD(R)), grey scale LCDs (Liquid Crystal active Display, or LCaD(R)), color STN LCDs, and color TFT LCDs. We are also beginning the research and development activities in new technologies like organic light emitting displays.

LCoS Microdisplays

     The display market demands continually greater information content at reduced prices. In response to these demands, we are pursuing the commercialization of our liquid crystal on silicon, or LCoS, microdisplays following three years of extensive research and development activities. Our LCoS technology provides very high-information content in a small size and at an expected relatively low cost. The information presented by these displays is magnified for view, generally either in a projector or in a viewfinder. We believe that the inherent capability of our LCoS technology provides a cost-effective solution to increased information demands.

     Our current plan for the development of our LCoS microdisplay business is to respond in an efficient manner to industry developments and changes, to develop a dedicated organization infrastructure, and to develop or lead the market to a common LCoS module platform. To meet our business objective of becoming the leading supplier of microdisplay visual systems, we must rapidly commercialize LCoS microdisplay technology on a cost-effective basis. This requires us to focus on common LCoS module platforms that provide economies of scale, rapid time to market, and broad market penetration. Specifically, our strategy calls for a business preparation phase and a business growth phase. In 2000, we were in the preparation phase in which we were emphasizing research, development, and licensing opportunities to expand our technology portfolio, design engineering of LCoS products for a significant number of OEMs, and establishing an organization infrastructure. The business growth phase, which is anticipated to begin in 2001, calls for resources to be deployed primarily in high-volume manufacturing, marketing, sales, and business development.

     We are developing a broad range of LCoS microdisplay products to offer customers. The table below sets forth various resolutions with pixel count, or the number of color dots on a screen, and potential uses for our LCoS microdisplays. We currently have multiple LCoS applications, which we have prototyped for customer evaluation. We are focussing on products with the capability to produce all of the following resolutions:



RESOLUTION       PIXEL COUNT                   APPLICATIONS
----------       -----------                   ------------
SVGA               480,000       Hand-held devices, such as PDAs or mobile
                                 handsets, and head mounted displays or wearable computers

XGA                780,000       High-end portable audio-visual projectors

SXGA             1,300,000       Low-end portable audio-visual projectors,
                                 rear-projection monitors, and high-definition television

HDTV             2,000,000       High-definition digital television

     We believe that the initial markets for our LCoS microdisplay products will be in front projectors, monitors, and digital and high-definition television sets. Currently, the front projector, rear projection, and digital and high-definition television markets are being served by active matrix polysilicon microdisplays and DMD microdisplays. Polysilicon microdisplays are manufactured by several large Japanese companies. These products are incapable of producing cost-effective resolutions above XGA without the further expense of adding special optics and are generally more expensive than anticipated costs for LCoS microdisplays. DMD microdisplays are a proprietary product of Texas Instruments. Although DMDs have no inherent resolution limitations, they are relatively expensive to manufacture, especially at higher resolutions. The expected relatively low cost for LCoS microdisplays makes them more suitable for competitive consumer marketplaces, such as portable business projectors, monitors, and digital and high-definition televisions.

     We believe another market for LCoS microdisplay products will be converged wireless products requiring high-information content displays for e-mail and access to the Internet. Use of an LCoS microdisplay in a viewfinder application would enable a person to carry a portable device capable of delivering the same SVGA resolution as on the person's desktop or laptop computer. This has the potential to allow portable access to the Internet and critical information, such as calendars, maps, e-mail, and documentation, in a handheld product. The high resolution of the device would avoid scrolling or time-consuming text conversions in accessing the World Wide Web for needed information.

     We plan to offer a range of LCoS product solutions with different levels of integration from individual light valves to fully integrated displays. By adopting a modular approach to configuring and selling our LCoS microdisplays, we will have the opportunity to price our products on a value-added basis and to rapidly introduce new LCoS products. In addition, we have been working with optical companies that are interested in developing optical light engines for sale to OEMs that manufacture monitors and televisions. A light engine consists of a lens, color management system, lamp, and microdisplay. LCoS microdisplays require different optics than those employed when using transmissive polysilicon microdisplays.

     We will have undertaken extensive development efforts before the first sale of LCoS products, and we expect to incur substantial losses in the microdisplay business until the volume production of LCoS microdisplays occurs. We currently expect volume production to commence in 2001.

SALES AND MARKETING

     We approach sales and marketing on three levels: engineer to engineer, salesperson to procurement, and factory to factory. Our approach is to treat an existing program as a marketing platform for the next program. Our engineering, marketing, and sales groups provide ongoing services to our customers throughout the life of product programs. These services include implementing continuous improvement tools related to both the product's cost and technical performance. This service function allows us to market future sales within our customer base.

     We market our services primarily in North America, Asia, and Europe through a direct technical sales force resident in those areas. A staff of in-house, Arizona-based engineering personnel directs and aids all sales personnel. We have 15 sales persons worldwide.

     Our sales to customers in Europe represented approximately 46.7% of net sales in 1999, approximately 33.6% of net sales in 2000. Our sales to customers in Asia represented approximately 35.3% of net sales in 1999, approximately 50.6% of net sales in 2000. Since there was not a substantive change in our customer base from 1999 to 2000, the increase in Asian sales is primarily the result of our existing customers moving production of their products into Asian countries.

     We have a representative relationship with Mitsui Co., Ltd. of Tokyo, Japan. Under this relationship, Mitsui markets and sells LCD and microdisplay products in Japan. We recently expanded that relationship to include the geographic territories of Taiwan, Korea and South America with respect to our LCD products.

CUSTOMERS

     Our strategy involves concentrating our efforts on providing design and production services to leading companies in mobile handsets and other wireless communication, data collection, office automation, medical equipment, and other commercial and consumer marketplaces. As a result, we derive our net sales from services provided to a limited number of customers.

     Our largest customer is Motorola. Sales to Motorola accounted for approximately 86.9% of our net sales in 2000 and 86.1% of our net sales in 1999. No customer other than Motorola accounted for more than 10.0% of our net sales in 1999 or 2000. Sales to Motorola currently are made through multiple national and international buyers, and products are delivered to diverse geographical regions throughout the world, including Asia, North America, and Europe. Substantially all of our net sales to Motorola have been for mobile handset applications, and we are currently in the design or manufacturing phase on most of their key platform programs. Motorola has an LCD module allocation process in which it designates key LCD module vendors, including us, and communicates to each vendor the anticipated annual range of purchases. Although the allocation process does not provide a guarantee of business to us, it provides an indication of Motorola's business expectations for 2001. See Item 1 "Business -- Special Considerations -- Motorola accounts for a significant portion of our sales."

BACKLOG

     As of December 31, 2000, we had a backlog of orders of approximately $63.8 million. The backlog of orders as of December 31, 1999 was approximately $46.3 million. Our backlog consists of product orders for which confirmed purchase orders have been received and which are scheduled for shipment within 12 months. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

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

Manufacturing Facilities

     We currently conduct manufacturing operations in Arizona; Manila, the Philippines; and Beijing, China. The Arizona facility houses a Class 1000 "clean room" and LCD fabrication and prototyping operations. We utilize this facility primarily to conduct LCD research and development, to produce prototype and pre-production runs of devices for customer approval, to conduct full production runs of low-volume devices, and to develop advanced manufacturing processes that can be applied in Manila and Beijing during full-scale production. In addition, the facility has the largest fully automated LCD production capacity in North America. This highly automated line enables us to eliminate substantially our dependence on foreign suppliers of LCDs. Facility personnel include a team of experts ranging from LCD research scientists to specialized engineers with backgrounds in electronics, mechanics, chemistry, physics, and manufacturing. We maintain a wide variety of state-of-the-art testing and quality control equipment at the facility.

     We have also recently completed a dedicated LCoS microdisplay production line at our Arizona facility. As a result of capacity and line-balancing issues, we decided to operate the LCoS microdisplay fabrication line separately from the LCD line. We are also completing construction of new clean rooms so that we can perform all manufacturing, packaging, and module assembly for LCoS products at our Arizona facility.

     We conduct high-volume LCD module manufacturing in Manila and Beijing. In Manila, we have operated pursuant to a sub-assembly agreement with Technology Electronic Assembly and Management Pacific Corporation, or TEAM, under which TEAM supplies direct manufacturing services at a facility that TEAM owns and that is located on land TEAM leases from the Philippine government. TEAM manufactures, assembles, and tests devices that we design pursuant to procedures set forth in the sub-assembly agreement in accordance with our specifications. Under the sub-assembly agreement, TEAM supplies only the direct labor and certain incidental services required to manufacture our products. We own the manufacturing, assembling, and testing equipment, including automated die attach and wire bond equipment with automatic pattern recognition features for die and wire placement for LED die, as well as the processes and documentation that TEAM uses at the Manila facility. We pay TEAM for the direct manufacturing personnel based upon a negotiated available hourly rate. We employ all professional personnel, including an operations manager, with a support staff consisting of manufacturing supervisors; manufacturing, quality, and process engineers; and logistics and administrative personnel at the TEAM facility.

     In July 2000, we exercised our right to terminate our old subcontract agreement with TEAM effective January 1, 2001 and are continuing operations at that facility under a temporary arrangement. We are negotiating to have in place a new sub-assembly agreement with TEAM for that facility by the end of the first quarter of 2001. The sub-assembly agreement requires us to maintain minimum production levels. The termination of the new sub-assembly agreement or the inability of TEAM to fulfill its requirements under the new sub-assembly agreement would require us to acquire additional manufacturing facilities or to contract for additional manufacturing services. See Item 1 "Business -- Special Considerations -- We depend on our manufacturing operations in the Philippines."

     In May 2000, we signed a lease for a custom-designed, built-to-suit manufacturing facility in the Carmelray Industrial Park near Manila in the Philippines. The term of the lease for this second factory in Manila is 125 months starting upon the completion of the factory, expected to be by the end of the first quarter of 2001. This new 65,000 square foot manufacturing and design facility incorporates state-of-the-art manufacturing equipment and a class 10,000 cleanroom environment. This new facility will be staffed entirely with direct labor employed by us, unlike the arrangement at the TEAM facility, in which TEAM supplies the labor force. In addition, the new manufacturing facility has been outfitted with specific tooling and equipment unique to our manufacturing needs. The new facility is located in a special Philippines economic zone (PEZA), which will allow us to take advantage of certain tax benefits.

     Our Beijing facility is a high-volume display module manufacturing facility similar to our facilities in Manila. We own the manufacturing facility in Beijing, which we completed in 1999, and all of the equipment in that facility. In addition, we employ all of the direct and indirect manufacturing employees at the facility, including technicians, supervisors, and engineers.

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

     Increased global competition has led to increased customer expectations with respect to price, delivery, and quality. Customers often evaluate price in the quotation process and evaluate delivery and quality only after receiving the product. Therefore, many customers preview a company's quality by viewing the quality systems employed. We have received ISO 9002 and QS 9000 certification of our Manila manufacturing facility and ISO 9001 certification of our manufacturing facility and corporate headquarters in Tempe, Arizona. ISO and QS are quality standards established by international organizations that attempt to ensure that the processes used in development and production remain consistent. This is accomplished through documentation maintenance, training, and management review of the processes used. Although achieving an ISO or QS certification does not assure that we will obtain future business, it is a factor that enables our customers to recognize that our production processes meet these established, global standards of performance.

COMPONENTS AND RAW MATERIALS

     Components and raw materials constitute a substantial portion of our product costs. The principal components and raw materials we use in producing our displays consist of LCD glass, application specific integrated circuits, or ASICs, circuit boards, molded plastic parts, lead frames, and packaging materials. Our procurement strategy is to secure alternative sources of supplies for the majority of these materials. Many of these, however, must be obtained from foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. With one exception, our suppliers generally are meeting our requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers. We experienced material shortages of ASICs in 1999 and 2000 as a result of the increased worldwide demand for cellular handsets and as a result of supplier issues. These shortages prevented us from meeting customer demand for certain of our products. Similar shortages in the future could have a material adverse effect on our business.

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

     With the availability of our high-volume LCD manufacturing line in Arizona, we are focusing our research and development efforts on new display technologies. We expect that these advanced display technologies will enable us to provide our customers with differentiating products or products that provide higher information content. These new technologies include active addressing, sunlight readable LCDs, color LCDs, plastic LCDs, bi-stable LCDs, graphics and color graphics, organic and polymer light emitting displays, and pixel-related display technologies. These products may be available for use in custom devices or in standard devices. We have undertaken a significant research and development program and made substantial investments with respect to the development of our LCoS microdisplays for potential use in projectors, monitors, digital and high-definition televisions, and portable applications. The majority of our available research and development personnel hours was dedicated to LCoS microdisplays in 2000 and we expect that to continue in 2001.

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

INTELLECTUAL PROPERTY

     We rely on a variety of intellectual property methods, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. Although our existing LCD display business has not historically depended on intellectual property protection, we are manufacturing more advanced display products for which we are actively seeking intellectual property protection. For example, our LCiD technology is patented. We have also applied for numerous other process, product, and design patents, all related to display technologies. There can be no assurance that any of these patents will be issued to us.

     We have also taken several steps to both protect and advance our LCoS microdisplay technology.

     - We have filed numerous patents relating to our LCoS microdisplay technology. These patents cover the areas of product design and manufacturing process technology. We have a strong emphasis in this area and expect to continue to file additional disclosures.

     - In July 1999, we purchased the assets, including all production and test equipment, specialized laboratory equipment, and supporting design documentation and software, of the former Light Valve business unit of National Semiconductor. We also hired several key scientists of that business unit and acquired an exclusive, paid-up, royalty free license on all of the patents and intellectual property related to that business unit. This license covers all intellectual property relating to the processing, packaging, and testing of light valves and the integrated circuits necessary to manufacture and sell both light valves and light engines.

     - In August 1999, we licensed the microdisplay technology of S-Vision Corporation, a former microdisplay competitor that had recently ceased operations. Under this agreement, we acquired an irrevocable, royalty free, fully paid-up, worldwide license to the intellectual property associated with S-Vision's digital backplane and optical systems, which provides us rights to manufacture certain microdisplay products and patented optical engines. In addition, S-Vision assigned to us a patent relating to the design and manufacture of microdisplay products.

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

     Other large companies are currently pursuing microdisplay solutions. Texas Instruments has developed a product, referred to as a DMD microdisplay, that competes with our LCoS technology, and JVC is producing a similar liquid crystal on silicon display based on its own technology. Numerous other established and start-up companies are also pursuing similar and related technologies that may compete with our LCoS technology.

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

EMPLOYEES

     As of December 31, 2000, we employed a total of 2,074 persons, of whom 953 were employed through third-party contracts. Of our direct employees, 243 were employees at our principal U.S. facility in Arizona and U.S. sales offices; 259 were employees at our manufacturing facility in Manila; 609 were employees at our manufacturing facility in Beijing; and 10 were employees at our Three-Five Systems Limited subsidiary in Swindon, England. We consider our relationship with our employees to be good, and none of our employees currently are represented by a union in collective bargaining with us.

     In 2000, TEAM provided the personnel engaged in the direct assembly of our devices in Manila under the sub-assembly agreement between us and TEAM. As of December 31, 2000, 953 persons performed direct labor operations at the Manila facility through the sub-assembly agreement with TEAM.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our executive officers:

    NAME               AGE             POSITION HELD

Jack L. Saltich        57     President, Chief Executive Officer, and Director

Jeffrey D. Buchanan    45     Executive Vice President, Chief Financial Officer,
                              Secretary, Treasurer, and Director

Carl E. Derrington     50     Vice President, Chief Manufacturing Officer

Robert L. Melcher      61     Chief Technology Officer

Robert T. Berube       62     Principal Accounting Officer and Corporate
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

     Jeffrey D. Buchanan has served as a director and Executive Vice President of our company since June 1998; as Chief Financial Officer and Treasurer since June 1996; and as Secretary since May 1996. Mr. Buchanan served as our Vice President - Finance, Administration, and Legal from June 1996 until July 1998 and as our Vice President - Legal and Administration from May 1996 to June 1996. Mr. Buchanan served from June 1986 until May 1996 as a business lawyer with O'Connor, Cavanagh, Anderson, Killingsworth & Beshears. Mr. Buchanan was associated with the international law firm of Davis Wright Tremaine from 1984 to 1986, and he was a senior staff person at Deloitte & Touche from 1982 to 1984.

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

MOTOROLA ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR SALES.

     Our business depends to a significant extent on Motorola's success in the mobile handset business, particularly in the various major mobile handset programs in which we participate. Any material delay, cancellation, or reduction of orders from Motorola could have a material adverse effect on our business.

     Motorola has been our largest customer during each of the last five years. Sales to Motorola accounted for approximately 86.9% of our net sales in 2000, 86.1% in 1999, 63.6% in 1998, 34.6% in 1997, 65.1% in 1996, and 80.5% in 1995.
Substantially all of our sales to Motorola were for mobile handset applications.

     Sales to Motorola currently are made under multiple product programs administered by eight buyers operating in eight separate plants. During 2000, the five largest of these product programs accounted for a total of 75.9% of our net sales, with the largest program accounting for 32.8% of our net sales. During 1999, the five largest of these product programs accounted for a total of 79.1% of our net sales, with the largest program accounting for 33.0% of our net sales.

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

WE ARE SUBJECT TO LENGTHY DEVELOPMENT PERIODS AND PRODUCT ACCEPTANCE CYCLES.

     We sell our display modules to OEMs, which then incorporate them into the products they sell. OEMs make the determination during their product development programs whether to incorporate our display modules or pursue other alternatives. This requires us to make significant investments of time and capital in the custom design of display modules well before our customers introduce their products incorporating these displays and before we can be sure that we will generate any significant sales to our customers or even recover our investment. During a customer's entire product development process, we face the risk that our display will fail to meet our customer's technical, performance, or cost requirements or will be replaced by a competing product or alternative technological solution. Even if we complete our design process in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our operating results.

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

     Our operating results have been materially and adversely affected in the past as a result of the failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements. For example, we have made announcements in the past that sales would not meet our expectations because of delays in customer programs.

WE DEPEND ON THE MARKET ACCEPTANCE OF THE PRODUCTS OF OUR CUSTOMERS.

     We do not sell any products to end users. Instead, we design and manufacture various product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers' products. Any significant slowdown in the demand for our customers' products would adversely affect our business.

     Because our success depends on the widespread market acceptance of our customers' products, we must identify industries that have significant growth potential and establish relationships with OEMs in those industries. Our failure to identify potential growth opportunities or establish relationships with OEMs in those industries would adversely affect our business.

     Our dependence on the success of the products of our customers exposes us to a variety of risks, including the following:

     - our ability to provide significant design and manufacturing services for customers on a timely and cost-effective basis;

     - our success in maintaining customer satisfaction with our design and manufacturing services;

     - our ability to match our design and manufacturing capacity with customer demand and to maintain satisfactory delivery schedules;

     - customer order patterns, changes in order mix, and the level and timing of orders placed by customers that we can complete in a quarter; and

     -    the cyclical nature of the industries and markets we serve.

Our failure to address these risks may cause our sales to decline.

OUR EMERGING MICRODISPLAY BUSINESS MAY NOT BE SUCCESSFUL.

     A key element of our current business plan involves the commercialization of our microdisplay technology. The success of this effort depends on numerous factors. As a result, we could be unable to expand our business as we currently anticipate and may make substantial investments in product development, manufacturing, and marketing efforts that may not result in microdisplay sales.

     Manufacturing an LCoS microdisplay involves a significantly different procedure than manufacturing a typical liquid crystal display. Although we added additional equipment to our Arizona manufacturing facility in the last two years for manufacturing LCoS microdisplays, the manufacture of microdisplays will require us to overcome numerous challenges, including the following:

     -    the use of new materials, including silicon;

     - the modification of equipment and processes to accommodate the miniature size of the product;

     -    the implementation of new manufacturing techniques;

     -    the incorporation of new handling procedures;

     -    the maintenance of cleaner manufacturing environments; and

     -    the ability to master tighter tolerances in the manufacturing process.

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

     Various target markets for our microdisplays, including projectors, monitors, digital and high-definition televisions, and portable microdisplays, are uncertain, may be slow to develop, or could utilize competing technologies. Many manufacturers have well-established positions in the projector and monitor markets. As a result, we must provide these manufacturers with lower cost, comparable performance microdisplays for their products. Digital and high-definition television has only recently become available to consumers, and widespread market acceptance is uncertain. Penetrating this market will require us to offer lower cost alternatives to existing technology. In addition, the commercial success of the portable microdisplay market is uncertain. Gaining acceptance in this market may prove difficult because of the radically different approach of microdisplays to the presentation of information. The failure of any of these target markets to develop as we expect, or our failure to penetrate these markets, will impede our anticipated sales growth. Even if our technology successfully meets our price and performance goals, our customers may not achieve commercial success in selling their products that incorporate our microdisplay technology.

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

     Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

     - our success in designing and manufacturing new product solutions, including those implementing new technologies;

     -    our ability to address the needs of our customers;

     - the quality, performance, reliability, features, ease of use, pricing, and diversity of our product solutions;

     - foreign currency fluctuations, which may cause a foreign competitor's products to be priced significantly lower than our product solutions;

     -    the quality of our customer services;

     -    our efficiency of production;

     - the rate at which customers incorporate our product solutions into their own products; and

     -    product or technology introductions by our competitors.

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

     Materials and components for some of our major programs from time to time have been subject to allocation because of shortages of these materials and components. During 1998, we occasionally delayed sales of our LCD modules as a result of the unavailability of LCD polarizers and IC drivers, or ASICs. During 1999, we experienced difficulties obtaining our requirements for ASICs as a result of a worldwide shortage. We also experienced a material supply interruption in ASICs for a key program in the fourth quarter of 2000. These shortages resulted in lost sales opportunities. Similar shortages in the future could have a material adverse effect on our business.

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

     We anticipate that we will expand our capacity by establishing one or more additional production facilities. We will face all of the risks inherent in constructing, equipping, and commencing operations in any new facilities that we establish. These risks include the following:

     -    the ability to identify and acquire or lease suitable property;

     -    construction delays and cost overruns;

     -    the ability to procure and install necessary equipment;

     -    the ability to hire, train, and manage manufacturing personnel; and

     - production delays, unfavorable manufacturing yields, and lengthening delivery schedules.

     These risks could be more pronounced with respect to any facilities that we establish in foreign countries. Any problems with our LCD manufacturing operations could result in the lengthening of our delivery schedules, reductions in the quality or performance of our design and manufacturing services, and reduced customer satisfaction.

OUR BUSINESS DEPENDS ON NEW PRODUCTS AND TECHNOLOGIES.

     We operate in rapidly changing industries. Technological advances, the introduction of new products, and new design and manufacturing techniques could adversely affect our business unless we are able to adapt to the changing conditions. As a result, we will be required to expend substantial funds for and commit significant resources to:

     - continue research and development activities on existing and potential product solutions;

     -    engage additional engineering and other technical personnel;

     -    purchase advanced design, production, and test equipment; and

     -    expand our manufacturing capacity.

     Our future operating results will depend to a significant extent on our ability to continue to provide new product solutions that compare favorably on the basis of time to introduction, cost, and performance with the design and manufacturing capabilities of OEMs and competitive third-party suppliers. Our success in attracting new customers and developing new business depends on various factors, including the following:

     -    utilization of advances in technology;

     -    innovative development of new solutions for customer products;

     -    efficient and cost-effective services; and

     - timely completion of the design and manufacture of new product solutions.

OUR EFFORTS TO DEVELOP NEW TECHNOLOGIES MAY NOT RESULT IN COMMERCIAL SUCCESS.

     Our research and development efforts with respect to new technologies may not result in customer or widespread market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may determine not to introduce or may terminate products utilizing the technology for a variety of reasons, including the following:

     -    difficulties with other suppliers of components for the products;

     -    superior technologies developed by our competitors;

     -    price considerations;

     -    lack of anticipated or actual market demand for the products; and

     -    unfavorable comparisons with products introduced by others.

     For example, in 1999 we deferred the commercialization of our Liquid Crystal active Drive, or LCaD(R), display product line. We have decided to concentrate our resources elsewhere and have not yet determined whether or to what extent we will pursue commercialization of the LCaD product line.

     The nature of our business requires us to make capital expenditures and investments for new technologies. For example, our capital expenditures, including tooling and licenses, for LCoS microdisplays, currently our largest research and development effort, have been over $9.6 million through December 31, 2000. To facilitate the development of our LCoS microdisplay products, we also made an equity investment of $3.8 million in Inviso, Inc., formerly Siliscape, Inc., during 1998 and 2000 and purchased assets and technology of the former Light Valve business unit of National Semiconductor Corporation for approximately $3.6 million during 1999. We may be required to make similar investments and acquisitions in the future to maintain or enhance our ability to offer technological solutions.

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

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Our manufacturing operations in Manila, Beijing, and Arizona and our sales and distribution operations in Europe and Asia create a number of logistical and communications challenges. Our international operations also expose us to various economic, political, and other risks, including the following:

     -    management of a multi-national organization;

     - compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

     -    employment and severance issues;

     -    overlap of tax issues;

     -    tariffs and duties;

     -    possible employee turnover or labor unrest;

     -    lack of developed infrastructure;

     -    the burdens and costs of compliance with a variety of foreign laws;
          and

     -    political or economic instability in certain parts of the world.

     Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on us. Any actions by our host countries to reverse policies that encourage foreign investment or foreign trade also could adversely affect our operating results. In addition, U.S. trade policies, such as "most favored nation" status and trade preferences for certain Asian nations, could affect the attractiveness of our services to our U.S. customers.

WE DEPEND ON OUR OPERATIONS IN ARIZONA.

     Our Arizona facility and its high-volume LCD manufacturing line are critical to our success. We utilize this high-volume line to produce a majority of our own requirements for LCDs. We also have installed a dedicated high-volume microdisplay manufacturing line in this facility. We intend, at least initially, to produce all of our LCoS microdisplays on this dedicated line. This facility also houses our principal research, development, engineering, design, and managerial operations. Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to provide both technical and manufacturing support for our customers.

WE DEPEND ON OUR MANUFACTURING OPERATIONS IN THE PHILIPPINES.

     Any disruption or termination of our manufacturing operations in Manila or air transportation with the Philippines, even for a relatively short period of time, would adversely affect our operations. The Philippines have been subject to volcanic eruptions, typhoons, and substantial civil disturbances, including attempted military coups against the government, since we commenced operations at the facility in 1986. Capital investments in the Philippines amounted to approximately $17.5 million through December 31, 2000. We believe that our manufacturing operations in Manila constitute one of our most important resources and that it would be difficult to replace the low-cost, high-performance facility or the highly trained production staff in the event of the disruption or termination of our manufacturing operations in Manila.

     Our operations in Manila also depend on the business and financial condition of the third-party subcontractor that owns the manufacturing facility, which is located on land the subcontractor leases from the Philippine government. The subcontractor operates the facility utilizing equipment, processes, and documentation that we own and supervisory personnel that we employ. The subcontractor provides us with direct production personnel. The subcontractor also utilizes additional space in the facility to produce products for other entities unrelated to us. The failure of the subcontractor to fulfill its obligations to us would adversely affect our operating results. We are currently renegotiating a new sub-assembly agreement with that sub-contractor although we are continuing operations with the subcontractor. We terminated the prior sub-assembly agreement effective January 1, 2001. If we are unable to successfully negotiate a new sub-assembly agreement, we will not have that facility available to us and all production will be required to be carried out at the new facility that is expected to be operational by the end of the first quarter of 2001.

WE DEPEND ON OUR MANUFACTURING OPERATIONS IN CHINA.

     We commenced manufacturing operations in Beijing, China, during 1998 in a leased temporary facility. During 1999, we completed the construction of a permanent, high-volume LCD module manufacturing facility in Beijing, which is similar to our Manila facility. Capital investments in China amounted to approximately $11.5 million through December 31, 2000. We are considering expansion of our Beijing manufacturing facility.

     Our operations and assets are subject to significant political, economic, legal, and other uncertainties in China. The Chinese government recently has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government, however, may not continue to pursue these policies, may not successfully pursue these policies, or may significantly alter these policies from time to time. China currently does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation of laws may be inconsistent. As the Chinese legal system develops, the passage of new laws, changes in existing laws, and the preemption of local regulations by national laws may adversely affect us. We also could be adversely affected by a number of other factors, including the following:

     -    the imposition of austerity measures intended to reduce inflation;

     - inadequate development or maintenance of infrastructure, including the unavailability of adequate power and water supplies, transportation, raw materials, and parts; and

     - a deterioration of the general political, economic, or social environment in China.

     In November 1999, the United States and China signed an agreement that will lift trade barriers between the two countries and that advances China's efforts to join the World Trade Organization. Special interest groups have raised objections to these efforts, and we cannot be certain whether or to what extent trade relations with China will continue to improve. Any developments that adversely affect trade relations between the United States and China in the future could adversely affect us by increasing the cost to U.S. customers of products manufactured by us in China.

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

     While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine pesos, British pounds sterling, and Chinese renminbi.

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

     The risks described above are particularly important since international sales represented 85.2% of our net sales in 2000 and 82.0% of our net sales in 1999. Sales in foreign markets, primarily Europe and China, to OEMs based in the United States accounted for almost all of our international sales in both of these periods. In the future, we expect sales to OEMs based in Europe and China to increase.

VARIABILITY OF CUSTOMER REQUIREMENTS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Custom manufacturers for OEMs must provide increasingly rapid product turnaround and respond to ever-shorter lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for their products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect our business. On occasion, customers require rapid increases in production, which can strain our resources and reduce our margins. Although we have increased our manufacturing capacity, we may lack sufficient capacity at any given time to meet our customers' demands if their demands exceed anticipated levels.

OUR OPERATING RESULTS HAVE SIGNIFICANT FLUCTUATIONS.

     In addition to the variability resulting from the short-term nature of our customers' commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

     -    the timing of orders;

     -    the volume of orders relative to our capacity;

     - product introductions and market acceptance of new products or new generations of products;

     -    evolution in the life cycles of customers' products;

     -    timing of expenditures in anticipation of future orders;

     -    effectiveness in managing manufacturing processes;

     -    changes in cost and availability of labor and components;

     -    product mix;

     -    pricing and availability of competitive products and services; and

     -    changes or anticipated changes in economic conditions.

     Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may drop.

WE MUST EFFECTIVELY MANAGE OUR GROWTH.

     The failure to manage our growth effectively could adversely affect our operations. We have increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to

     -    enhance our operational, financial, and management systems;

     -    expand our facilities and equipment; and

     - successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our new production facility in Beijing.

     The expansion and diversification of our product and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the anticipated demand of our customers. For example, prior to the receipt of orders, we substantially increased our manufacturing capacity in 1998 by starting up manufacturing operations in Beijing. We plan further expansion of our manufacturing capacity. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

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

     We rely on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We seek to protect certain of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

     -    pending patent applications may not be issued;

     - intellectual property laws may not protect our intellectual property rights;

     - third parties may challenge, invalidate, or circumvent any patent issued to us;

     - rights granted under patents issued to us may not provide competitive advantages to us;

     - unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;

     - others may independently develop similar technology or design around any patents issued to us; and

     - effective protection of intellectual property rights may be limited or unavailable in some foreign countries, such as China, in which we operate.

     We may not be able to obtain effective trademark, service mark, copyright, and trade secret protection in every country in which we sell our products. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation can be very expensive and can distract our management's time and attention, which could adversely affect our business. In addition, we may not be able to obtain a favorable outcome in any intellectual property litigation.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

     The market price of our common stock has been extremely volatile. Our stock price increased dramatically during the three-year period ended December 31, 1994, but declined significantly during 1995 and 1996. The stock price increased again during 1997, but declined significantly in 1998. Our stock price again increased significantly during 1999 and in early 2000, but suffered a major decline in the second half of 2000. The trading price of our common stock in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

     -    variations in our quarterly operating results;

     - actual or anticipated announcements of technical innovations or new product developments by us or our competitors;

     -    changes in analysts' estimates of our financial performance;

     -    general conditions in the electronics industry; and

     -    worldwide economic and financial conditions.

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

POTENTIAL STRATEGIC ALLIANCES MAY NOT ACHIEVE THEIR OBJECTIVES.

     We anticipate that we will enter into various strategic alliances. Among other matters, we will explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to increase our manufacturing capacity; to provide necessary know-how, components, or supplies; and to develop, introduce, and distribute products utilizing our technology. Any strategic alliances may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE, AND HARM OUR OPERATING RESULTS.

     We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. Our experience in acquiring other businesses and technologies is limited. Potential acquisitions also involve numerous risks, including the following:

     - problems assimilating the purchased operations, technologies, or products;

     -    unanticipated costs associated with the acquisition;

     -    diversion of management's attention from our core businesses;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks associated with entering markets in which we have no or limited prior experience; and

     -    potential loss of key employees of purchased organizations.

     We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could adversely affect our business.

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

CHANGE IN CONTROL PROVISIONS MAY ADVERSELY AFFECT EXISTING STOCKHOLDERS.

     Our restated certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. Our restated certificate also authorizes the board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with "interested stockholders."

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

     We lease an approximately 65,000 square foot manufacturing facility in Carmelray Industrial Park, Barangay Tulo, Calamba, Laguna, the Philippines with an option to purchase the premises. The lease expires in 2010.

     We occupy approximately 60,000 square feet of manufacturing space in Manila, the Philippines, at the TEAM facility. We terminated our sub-assembly agreement with TEAM effective January 1, 2001, although we are continuing operations at that facility. We are currently renegotiating a sub-assembly agreement with TEAM and plan to have that agreement in place by the end of the first quarter 2001.

     We own and occupy a 46,000 square foot facility in Beijing, China, including 29,000 square feet of manufacturing space. We constructed this facility on property that we have purchased on a long-term land use contract. Costs to construct, furnish, and equip the Beijing facility were approximately $10.9 million.

ITEM 3 .           LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS

     Our common stock has been listed on the New York Stock Exchange under the symbol "TFS" since December 29, 1994. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the New York Stock Exchange for the periods indicated, adjusted to reflect the four-for-three split of our common stock effected in December 1999 and the three-for-two split of our common stock effected in May 2000.

                                                       High            Low
1998:                                                  ----            ---
  First Quarter..................................    $ 11.53         $  8.88
  Second Quarter.................................      10.19            7.44
  Third Quarter..................................       9.09            3.53
  Fourth Quarter.................................       6.94            3.25

1999:
  First Quarter..................................    $  8.00         $  4.31
  Second Quarter.................................       6.91            4.03
  Third Quarter..................................      11.06            6.84
  Fourth Quarter.................................      27.33           11.13

2000:
  First Quarter..................................    $ 43.71         $ 25.46
  Second Quarter.................................      80.75           36.75
  Third Quarter..................................      67.25           24.00
  Fourth Quarter.................................      39.06           16.44

2001:
  First Quarter (through March 12, 2001) ........    $ 27.23         $ 15.30

     As of March 12, 2001, there were approximately 740 holders of record of our common stock. The closing sale price of our common stock on the New York Stock Exchange on March 12, 2001 was $15.33 per share.

     Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have not paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. Furthermore, our credit facility with Imperial Bank does not permit us to pay dividends without the consent of Imperial Bank. The payment of dividends in the future will depend on our growth, profitability, financial condition, and other factors that our board of directors may deem relevant.

ITEM 6.            SELECTED FINANCIAL DATA

     The selected historical financial data presented below are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. All share amounts and per share data have been adjusted to reflect the four-for-three split of our common stock effected in December 1999 and the three-for-two split of our common stock effected in May 2000.

                                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                            1996        1997        1998         1999        2000
                                                            ----        ----        ----         ----        ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales............................................    $  60,713   $  84,642    $  95,047   $ 147,408    $160,684
                                                         ---------   ---------    ---------   ---------    --------
Costs and expenses:
 Cost of sales.......................................       58,321      64,760       76,149     117,583     124,724
 Selling, general, and administrative................        5,351       6,557        7,334      11,170       9,501
 Research, development, and engineering..............        4,065       5,106        7,159       8,745      13,295
                                                         ---------   ---------    ---------   ---------    --------
                                                            67,737      76,423       90,642     137,498     147,520
                                                         ---------   ---------    ---------   ---------    --------
Operating income (loss)..............................       (7,024)      8,219        4,405       9,910      13,164
Other income (expense), net..........................          273         358          (42)        (18)      7,184
                                                         ---------   ---------    ---------   ---------    --------
Income (loss) before provision for (benefit from) income
  taxes..............................................       (6,751)      8,577        4,363       9,892      20,348
Provision for (benefit from) income taxes............       (2,920)      3,334        1,773       2,968       5,514
                                                         ---------   ---------    ---------   ---------    --------
Net income (loss)....................................    $  (3,831)   $  5,243    $   2,590   $   6,924     $14,834
                                                         =========   =========    =========   =========     =======
Earnings (loss) per common share:
   Basic.............................................    $   (0.25)  $    0.33    $    0.17   $    0.44     $  0.73
                                                         =========   =========    =========   =========     =======
   Diluted...........................................    $   (0.25)  $    0.32    $    0.17   $    0.43     $  0.69
                                                         =========   =========    =========   =========     =======
Weighted average number of common shares:
   Basic.............................................       15,536      15,708       15,277      15,563      20,457
                                                         =========   =========    =========   =========     =======
   Diluted...........................................       15,536      16,180       15,604      16,005      21,636
                                                         =========   =========    =========   =========     =======


                                                                                 DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1996        1997        1998         1999        2000
                                                            ----        ----        ----         ----        ----
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital......................................     $  21,513  $  29,113     $24,825   $  60,853   $194,492
Total assets.........................................        62,569     72,835      77,904     126,930    267,843

Notes payable to banks, term loans
  and long-term debt.................................            --         --       8,095          --      2,706

Stockholders' equity.................................        51,184     56,525      51,096     101,220    242,002

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

     We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999 and 2000 from the mobile handset market. When we win a design program, our customer typically pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical design program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been as high as 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Generally, all of these conditions are met at the time we ship products to customers.

     We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers. Motorola accounted for 34.6% of our net sales in 1997, 63.6% in 1998, 86.1% in 1999, and 86.9% in 2000.

     During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. As a result, sales usually peak in the fourth quarter of a calendar year and are lower in the following quarter. This pattern did not occur in 2000 as a result of supply interruptions in the fourth quarter and reduced expectations in the mobile handset market.

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

     In Manila, we assemble LCDs into modules and perform certain back-end LCD processing operations. We conduct our operations in Manila through a third-party subcontract manufacturer. The subcontractor supplies direct labor and incidental services required to manufacture our products. All indirect manufacturing employees, primarily technicians, supervisors, and engineers, are our employees. In July 2000, we exercised our right to terminate the subcontract agreement with the third-party subcontractor, but are negotiating to have in place a new sub-assembly agreement for that factory by the end of the first quarter of 2001. In May 2000, we signed a lease for a build-to-suit factory in Manila. The term of the lease for this second factory in Manila is 125 months starting upon the completion of the factory, expected to be by the end of the first quarter of 2001. At this second factory, we will be employing our own employees and will not be employing the services of the third-party subcontractor.

     In 1998, we opened a temporary manufacturing facility in Beijing and commenced construction of a permanent Beijing facility. The permanent facility was substantially completed in early July 1999, and we began production in that new manufacturing facility late in the third quarter of 1999. All production in Beijing beginning in the fourth quarter of 1999 was conducted at our new permanent facility. We own our Beijing facility through a wholly owned foreign subsidiary. We employ our own employees in Beijing and do not employ the services of a third-party subcontractor.

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

     Since 1997, we have been working on the development of LCoS microdisplays. In 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In 1999, National decided to close its microdisplay business unit. In connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National relating to LCoS microdisplays. We paid approximately $3.0 million in cash and issued warrants to purchase 140,000 shares of our common stock in the transaction, which valued the transaction at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National to assist in the implementation of the acquired technologies.

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

     In August 2000, our wholly owned subsidiary, Three-Five Systems (Beijing) Co., Ltd., entered into a strategic agreement with Heibei Jiya Electronics, Co., Ltd. (Jiya), a Chinese-based manufacturer of LCD glass. Under the terms of the agreement, Jiya will provide LCD glass to us and reserve a significant amount of LCD glass manufacturing capacity for us. In exchange, we will assist Jiya in further developing its LCD glass manufacturing processes. At the conclusion of 18 months, we have the option to extend the agreement or to acquire a majority interest in Jiya.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Consolidated Financial Statements.

                                                                     YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                             1998              1999               2000
                                                             ----              ----               ----
Net sales...........................................         100.0%            100.0%             100.0%
                                                            ------            ------            -------
Costs and expenses:
  Cost of sales.....................................          80.1              79.8               77.6
  Selling, general, and administrative..............           7.7               7.6                5.9
  Research, development, and engineering............           7.6               5.9                8.3
                                                            ------            ------            -------
                                                              95.4              93.3               91.8
                                                            ------            ------            -------
Operating income....................................           4.6               6.7                8.2
Other income, net...................................            --                --                4.5
                                                            ------            ------            -------
Income before provision for income taxes............           4.6               6.7               12.7
Provision for income taxes..........................           1.9               2.0                3.5
                                                            ------            ------            -------
Net income..........................................           2.7%              4.7%               9.2%
                                                            ======            ======            =======


Year ended December 31, 2000 compared to year ended December 31, 1999

     NET SALES. Net sales increased 9.0% to $160.7 million in 2000 from $147.4 million in 1999. This increase was the result of several new programs, primarily for Motorola.

     COST OF SALES. Cost of sales decreased to 77.6% of net sales in 2000 from 79.8% in 1999. This percentage decrease resulted primarily from increased operating efficiencies in the first half of 2000 and cost reduction efforts. Pricing pressures and under-absorption issues resulting from decreased production levels in the second half of 2000 actually resulted in a sharp increase in the cost of sales in the second half of 2000, especially in the fourth quarter.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense decreased 15.2% to $9.5 million in 2000 from $11.2 million in 1999. Selling, general, and administrative expense was 5.9% of net sales in 2000 compared to 7.6% in 1999. The decrease in selling, general, and administrative expense was a result of our efforts to hold down costs.

     RESEARCH, DEVELOPMENT, AND ENGINEERING EXPENSE. Research, development, and engineering expense increased 52.9% to $13.3 million in 2000 from $8.7 million in 1999. Research, development, and engineering expense was 8.3% of net sales in 2000 compared to 5.9% in 1999. In general, research, development, and engineering expense overall increased as the result of the development of new display products and technologies, including LCoS microdisplays. Expenses also increased in LCD engineering as a result of the increased number of design wins.

     The selling, general and administrative expense and the research, development and engineering expense in each year included significant operating expenditures in LCoS microdisplays at a time when there was very little LCoS microdisplay revenue. In 2000, we incurred approximately $9.4 million of operating expenses specifically related to LCoS microdisplays compared to approximately $6.6 million in 1999.

     OTHER INCOME (EXPENSE), NET. Other income in 2000 was $7.2 million compared to other expense of $18,000 in 1999. We had sharply higher interest income and reduced interest expense in 2000 as the result of decreased debt and increased cash and investment balances. Those increased cash and investment balances were primarily as a result of our equity offering in May 2000.

     PROVISION FOR INCOME TAXES. We recorded a provision for income taxes of $5.5 million in 2000 compared to $3.0 million in 1999. The effective tax rate was 27.1% in 2000 compared to 30.0% in 1999. This change resulted primarily from tax benefits in the third and fourth quarters of 2000 relating to research and development tax credits. Generally, the tax rate was also lower in 2000 as a result of higher net income in China (which is a low tax rate jurisdiction). In 2001, we expect our overall tax rate to be approximately 33.0%.

     NET INCOME. Net income increased 114.5% to $14.8 million, or $0.69 per diluted share, in 2000 from $6.9 million, or $0.43 per diluted share, in 1999. Excluding LCoS microdisplay related expenses, our net income was approximately $20.9 million, or $0.97 per diluted share.

Year ended December 31, 1999 compared to year ended December 31, 1998

     NET SALES. Net sales increased 55.2% to $147.4 million in 1999 from $95.0 million in 1998. This increase resulted from several new programs, primarily for Motorola. Net sales in the fourth quarter of 1999 were 117.2% greater than net sales in the first quarter of 1999.

     COST OF SALES. Cost of sales decreased to 79.8% of net sales in 1999 from 80.1% in 1998. This percentage decrease resulted primarily from increased operating efficiencies as a result of a significant increase in production volume. Most of those operating efficiencies occurred in the fourth quarter of 1999. In addition, our permanent China manufacturing facility was operational during the entire fourth quarter, and in that new facility we experienced better yields and absorption than when we operated in our temporary China facility.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense increased 53.4% to $11.2 million in 1999 from $7.3 million in 1998. Selling, general, and administrative expense was 7.6% of net sales in 1999 compared to 7.7% in 1998. The increase in selling, general, and administrative expense reflected the continued expansion of our business, especially in LCoS microdisplays.

     RESEARCH, DEVELOPMENT, AND ENGINEERING EXPENSE. Research, development, and engineering expense increased 20.8% to $8.7 million in 1999 from $7.2 million in 1998. Research, development, and engineering expense was 5.9% of net sales in 1999 compared to 7.6% in 1998. Although research, development, and engineering expense associated with in-process developments on the LCD line decreased in 1999, research, development, and engineering expense overall increased as the result of the development of new display products and technologies, including LCoS microdisplays.

     The selling, general and administrative expense and the research, development and engineering expenses in each year included operating expenses in LCoS microdisplays at a time when there was very little microdisplay revenue. In 1999, we incurred approximately $6.6 million of operating expenses specifically related to LCoS microdisplays compared to approximately $2.7 million in 1998.

     OTHER INCOME (EXPENSE), NET. Other expense was $18,000 in 1999 compared to $42,000 in 1998. We had sharply higher interest income in the fourth quarter of 1999 as a result of increased cash balances and a tax refund. That interest income offset interest expense we had in the first three quarters of 1999 as a result of additional borrowing incurred in connection with our stock repurchase program and increased borrowings on our working capital line of credit. All credit lines were paid off and cash balances increased as a result of our equity offering in the third quarter of 1999.

     PROVISION FOR INCOME TAXES. We recorded a provision for income taxes of $3.0 million in 1999 compared to $1.8 million in 1998. This change resulted primarily from higher pre-tax income in 1999 compared to the same period in 1998. In addition, we recorded tax benefits in the first and fourth quarters of 1999 relating to a state income tax refund. Generally, the tax rate was also lower in 1999 as a result of higher net income in China (which is a low tax rate jurisdiction) compared to a net loss in China in 1998.

     NET INCOME. Net income increased 165% to $6.9 million, or $0.43 per diluted share, in 1999 from $2.6 million, or $0.17 per diluted share, in 1998. Excluding LCoS microdisplay related expenses, our net income for 1999 was approximately $11.4 million, or $0.71 per diluted share.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2000, as well as such data expressed as a percentage of net sales. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.


                                                                  QUARTERS ENDED
                               ----------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
                                                 1999                                       2000
                               -----------------------------------------  ---------------------------------------
                               MAR. 31    JUNE 30   SEPT. 30   DEC. 31    MAR. 31    JUNE 30   SEPT. 30   DEC. 31
                               -------    -------   --------   -------    -------    -------   --------   -------
Net sales.................     $23,044    $31,600   $42,723    $50,041    $39,162    $44,926   $40,231    $36,365
                               -------    -------   -------    -------    -------    -------   -------    -------
Cost and expenses:
  Cost of sales...........      20,191     25,103    33,882     38,407     29,360     34,157    31,115     30,092
  Selling, general, and
    administrative........       2,449      2,493     2,741      3,487      2,262      2,418     2,453      2,368
  Research, development,
    and engineering.......       1,821      2,008     2,427      2,489      2,763      2,989     3,734      3,809
                               -------     ------   -------    -------    -------    -------   -------    -------
                                24,461     29,604    39,050     44,383     34,385     39,564    37,302     36,269
                               -------     ------   -------    -------    -------    -------   -------    -------
Operating income (loss)...      (1,417)     1,996     3,673      5,658      4,777      5,362     2,929         96
Other income (expense), net       (185)      (214)     (160)       541        580      1,165     2,736      2,703
                               -------     ------   -------    -------    -------    -------   -------    -------
Income (loss) before
  provision for (benefit
  from) income taxes......      (1,602)     1,782     3,513      6,199      5,357      6,527     5,665      2,799
Provision for (benefit from)
  income taxes............        (960)       742     1,476      1,710      1,770      2,158     1,320        266
                               -------     ------   -------    -------    -------    -------   -------    -------
Net income (loss).........     $  (642)    $1,040   $ 2,037    $ 4,489    $ 3,587    $ 4,369   $ 4,345    $ 2,533
                               =======     ======   =======    =======    =======    =======   =======    =======

                                                             PERCENTAGE OF NET SALES
                               ----------------------------------------------------------------------------------
                                                                  QUARTERS ENDED
                                                 1999                                       2000
                               ---------------------------------------    ---------------------------------------
                               MAR. 31    JUNE 30   SEPT. 30   DEC. 31    MAR. 31    JUNE 30   SEPT. 30   DEC. 31
                               -------    -------   --------   -------    -------    -------   --------   -------
Net sales.................       100.0%     100.0%    100.0%    100.0%      100.0%     100.0%    100.0%    100.0%
                                 -----      -----     -----     -----       -----      -----     -----     -----
Cost and expenses:
  Cost of sales...........        87.6       79.4      79.3      76.8        75.0       76.0      77.3      82.7
  Selling, general, and
    administrative........        10.6        7.9       6.4       6.9         5.7        5.4       6.1       6.5
  Research, development,
    and engineering ......         7.9        6.4       5.7       5.0         7.1        6.7       9.3      10.5
                               -------    -------   -------    ------     -------    -------   -------    ------
                                 106.1       93.7      91.4      88.7        87.8       88.1      92.7      99.7
Operating income (loss)...        (6.1)       6.3       8.6      11.3        12.2       11.9       7.3       0.3
Other income (expense), net       (0.9)      (0.7)     (0.4)      1.1         1.5        2.6       6.8       7.4
                               -------    -------   -------    ------     -------    -------   -------    ------
Income (loss) before
  provision for (benefit
  from) income taxes......        (7.0)       5.6       8.2      12.4        13.7       14.5      14.1       7.7
Provision for (benefit from)
  income taxes............        (4.2)       2.3       3.4       3.4         4.5        4.8       3.3       0.7
                               -------    -------   -------    ------     -------    -------   -------    ------
Net income (loss).........        (2.8)%      3.3%      4.8%      9.0%        9.2%       9.7%     10.8%      7.0%
                                =======    =======   =======    ======     =======    =======   =======    ======


     Historically, we have experienced seasonal fluctuations in our net sales. OEM customers that purchase our products for incorporation into retail products, such as mobile handsets, typically increase their purchases during the year-end holiday period and phase out old programs early in the year following holiday sales. As a result, net sales typically peak in the fourth quarter and reach a seasonal low point in the first quarter. This pattern did not occur in 2000 as a result of supply interruptions in the fourth quarter and reduced expectations in the mobile handset market.

     There is significant pricing pressure in higher volume programs in the wireless communications and office automation industries. In the first quarter of 1999, we had an unfavorable product mix, shipping principally lower margin products. In addition, reduced manufacturing yields and under-absorption of fixed overhead contributed to lower margins. In the second half of 1999, higher volumes in our manufacturing facilities produced increased operating efficiencies, resulting in better margins. In addition, we moved into our permanent facility in China in the third quarter of 1999 and, as a result, operating efficiencies increased in China in the fourth quarter of 1999.

     The higher gross margins continued into the first half of 2000 as a result of continued efficiencies. As revenue declined in the second half of 2000, absorption issues from the reduced manufacturing levels resulted in lowered margins. In addition, pricing pressures in the mobile handset business also contributed to the reduced gross margins.

     In 1999, we continued to expand and intensify our research and development efforts on proprietary display products, such as LCoS microdisplays. Other expense increased in the first half of 1999 as our cash balances declined and we increased our borrowings. All borrowings were paid off and cash balances increased as a result of our equity offering in the third quarter of 1999. As a result, we had sharply higher interest income in the fourth quarter of 1999. In the second quarter of 2000, we had another equity offering, which further raised our cash, cash equivalents and short-term investments and increased our interest income in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had cash, cash equivalents and short-term investments of $165.6 million compared to cash and cash equivalents of $45.4 million at December 31, 1999.

     In 2000, we had $6.1 million in net cash flow from operations compared to $18.4 million from operations in 1999. Cash flow from operations during 2000 was lower than 1999 primarily as a result of increased inventories. Inventories were lower than normal at the end of 1999 because of material component shortages. In addition, an increased backlog at the end of 2000 resulted in higher inventory balances. As of December 31, 2000, our inventory turns were 7.6 and DSOs (Day Sales Outstanding) were 54 days. Our depreciation expense was $6.0 million in 2000 compared to $5.9 million in 1999.

     Our working capital was $194.5 million at December 31, 2000, up from $60.9 million at December 31, 1999. Our current ratio at December 31, 2000 was 10.1-to-1 compared to 3.8-to-1 at December 31, 1999. The increase in our working capital and current ratio occurred primarily because of our equity offering in the second quarter of 2000, in which we sold approximately 2.5 million shares of common stock for approximately $128.7 million.

     In January 2000, we entered into a credit facility with Imperial Bank. That credit facility was a $25.0 million unsecured revolving line of credit that matured in January 2001. Mellon Bank was a participating lender on that credit facility. No borrowings were outstanding under that credit facility on December 31, 2000. In January 2001, we amended and revised that facility to reduce it to $15.0 million and eliminated Mellon Bank as a participating lender. Advances under the new facility may be made as prime rate advances, which accrue interest payable monthly at the bank's prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. Our United Kingdom Three-Five Systems Limited subsidiary has established an annually renewable credit facility with a United Kingdom bank in order to fund its working capital requirements. The credit facility, which expires January 15, 2002, provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. No borrowings are outstanding under this facility. As of December 31, 2000, our Beijing subsidiary had an outstanding $2.7 million term loan due May 4, 2001 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Imperial Bank.

     Capital expenditures during 2000 were approximately $8.8 million. Those capital expenditures consisted of $6.4 million for equipment and leasehold improvement costs in Manila, Beijing and Arizona, and $2.4 million for LCoS microdisplays. We also made an additional investment in Inviso of $500,000. Capital expenditures during 1999 were approximately $12.5 million. These capital expenditures consisted of $5.6 million for equipment and construction costs relating to our manufacturing facility in Beijing; $1.8 million for manufacturing and office equipment for our operations in Manila and Arizona; and $5.1 million for LCoS microdisplays, including our purchase of assets and licenses from National Semiconductor and S-Vision. The assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays were acquired for approximately $3.0 million in cash and warrants to purchase 140,000 shares of our common stock. Substantially all of the purchase price was allocated to depreciable assets, tooling and mask rights, and amortizable licenses.

     We believe that our existing balances of cash, cash equivalents, investments, anticipated cash flows from operations and available and anticipated credit lines will provide adequate sources to fund our operations and planned expenditures through 2001. We may have to expand our loan commitments or pursue alternate methods of financing or raise capital, however, should we encounter additional cash requirements. For example, accounts receivable and inventory could rise faster than anticipated if revenue levels increase more than currently anticipated. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, that may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

IMPACT OF RECENTLY ISSUED STANDARDS.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. We plan to adopt SFAS No. 133 on January 1, 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have implemented the applicable provisions of SAB 101. The impact of adopting the provisions of SAB 101 was not material to the accompanying financial statements.

     In July 2000, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. We adopted EITF No. 00-10 during our quarter ended September 30, 2000. The impact of the adoption was not material to the accompanying financial statements for any period presented.

     During March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), which, among other issues, addresses repricing and other modifications made to previously issued stock options. We adopted FIN 44 during July 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At December 31, 2000, we did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

     We have certain receivables denominated in Chinese renminbi. To eliminate our exposure to changes in the U.S. dollar/Chinese renminbi exchange rate, we have entered into forward contracts to protect future cash flows. Hedge accounting under current accounting principles generally accepted in the United States does not require us to record any gain or loss on the forward contracts until settled. In contrast, under SFAS No. 133, we will designate the forward contracts as cash flow hedges. We will account for changes in the fair value of our forward contracts, based on changes in the forward exchange rate, with all changes in fair value reported in other comprehensive income. Amounts in other comprehensive income will be reclassified into earnings upon settlement of the forward contract at an amount that will offset the related transaction gain or loss arising from the remeasurement and adjust earnings for the cost of the forward contracts.

Primary Market Risk Exposures

     Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We have a revolving line of credit with a variable interest rate of LIBOR (6.0% at December 31, 2000) plus 150 basis points. At December 31, 2000, no borrowings were outstanding under this line of credit.

     We generally sell our products and services and negotiate purchase orders with our foreign suppliers in U.S. dollars. However, we have certain foreign currency exchange exposure as a result of our manufacturing operations in the Philippines and China and our sales and distribution facility in the United Kingdom. The third-party subcontractor agreement relating to our operations in Manila is based on a fixed conversion rate, exposing us to exchange rate fluctuations with the Philippine peso. We have not incurred any material exchange gains or losses to date. Some of the expenses of these foreign operations are denominated in the Philippine peso, Chinese renminbi, and British pound sterling, respectively. These expenses include local salaries and wages, utilities, and some operating supplies. As a result of these sales and expenses, we do have accounts receivable and cash deposits in local currencies. We believe, however, that the operating expenses currently incurred in foreign currencies other than the Chinese renminbi are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on our business, results of operations, or financial condition. Although the Chinese currency currently is stable, its value in relation to the U.S. dollar is determined by the Chinese government. There is general speculation that China may devalue its currency. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although we from time to time may enter into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has recently imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, we cannot provide assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our operations.

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

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item relating to our directors is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, "Business - Executive Officers" of this report.

ITEM 11.           EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.           EXHIBITS AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     (1) Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.
     (2)  Financial Statement Schedule:

     Schedule II Valuation and Qualifying Accounts and Reserves is set forth on page S-2 of this Report.

     Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(B)  REPORTS ON FORM 8-K

     Not  applicable.

(C)  EXHIBITS

EXHIBIT
NUMBER      EXHIBITS
-------     --------
2           Amended and Restated Agreement and Plan or Reorganization(1)

3(a)        Amended and Restated Certificate of Incorporation of the Company(2)

3(b)        Certificate of Amendment of Restated Certificate of Incorporation(3)

3(c)        Amended and Restated Bylaws of the Company(4)

4           Form of Certificate of Common Stock(4)

10(a) Amended and Restated 1997 Employee Option Plan (as amended through August 2000)(5)

10(c) Line of Credit Agreement between Three-Five Systems Limited and Barclays Bank, PLC(1)

10(g)       Form of Three-Five Systems, Inc. Distributor Franchise Agreement(6)

10(j)       1993 Stock Option Plan(6)

10(k)       1994 Automatic Stock Option Plan(7)

10(o) Lease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(8)

10(v)       1997 Employee Stock Option Agreement(9)

10(w) Amended and Restated Three-Five Systems, Inc. 1998 Stock Option Plan, amended as of January 28, 1999, as approved by the Company's stockholders on April 22, 1999(10)

10(x)       Amended and Restated Directors' Stock Plan(11)

10(z)       401(k) Profit Sharing Plan(12)

10(aa) Credit Agreement dated January 21, 2000, by and among Three-Five Systems, Inc., its subsidiaries, the Banks named therein, and Imperial Bank Arizona, as Agent and as Issuing Bank(11)

10(cc) Modification Agreement dated February 1, 2001, by and among Three-Five Systems, Inc., its subsidiaries, the Banks named in the Credit Agreement, and Imperial Bank as administrative agent and as Issuing Bank

21          List of Subsidiaries(4)

23          Consent of Arthur Andersen LLP


(1) Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed March 27, 1990 and declared effective March 27, 1990.

(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994, as filed with the Commission on or about May 12, 1994.

(3) Incorporated by reference to the Registrant's Form S-3/A as filed with the Commission on May 5, 2000.

(4) Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A filed on August 26, 1999, and declared effective September 27, 1999.

(5) Incorporated by reference to the Registrant's Form S-8 as filed with the Commission on November 3, 2000.

(6) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) as filed on February 3, 1994, and declared effective March 15, 1994.

(7) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) as filed on January 24, 1995.

(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997.

(9) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 13, 1998, and as amended by Form 10-K/A filed with the Commission on March 23, 1998.

(10) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-87875) as filed on September 27, 1999.

(11) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on July 27, 2000.

(12) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THREE-FIVE SYSTEMS, INC.



Date:  March 12, 2001              By: /s/ Jack L. Saltich
                                      -----------------------------------------
                                       Jack L. Saltich
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                                                 DATE
/s/ Jack L. Saltich                      President, Chief Executive Officer                    March 12, 2001
------------------------------------
Jack L. Saltich                          (Principal Executive Officer), and Director

/s/ Jeffrey D. Buchanan                  Executive Vice President, Chief Financial Officer,    March 12, 2001
------------------------------------
Jeffrey D. Buchanan                      Secretary, Treasurer (Principal Financial Officer),
                                         and Director

/s/ Robert T. Berube                     Corporate Controller (Principal Accounting Officer)   March 12, 2001
------------------------------------
Robert T. Berube

/s/ David C. Malmberg                    Director                                              March 12, 2001
------------------------------------
David C. Malmberg

/s/ Gary R. Long                         Director                                              March 12, 2001
------------------------------------
Gary R. Long

/s/ Kenneth M. Julien                    Director                                              March 12, 2001
------------------------------------
Kenneth M. Julien

/s/ Thomas A. Werner                     Director                                              March 12, 2001
------------------------------------
Thomas A. Werner

/s/ David P. Chavoustie                  Director                                              March 12, 2001
------------------------------------
David P. Chavoustie

/s/ Murray Goldman                       Director                                              March 12, 2001
-----------------------------------
Murray Goldman

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants .................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000 .............   F-3

Consolidated Statements of Income for the years ended
  December 31, 1998, 1999, and 2000 ......................................   F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
Income for the years ended December 31, 1998, 1999, and 2000 .............   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000 .......................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

Report of Independent Public Accountants .................................   S-1

Schedule II - Valuation and Qualifying Accounts and Reserves
  for the years ended December 31, 1998, 1999 and 2000 ...................   S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Three-Five Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of THREE-FIVE SYSTEMS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Three-Five Systems, Inc., and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                               /S/ARTHUR ANDERSEN LLP



Phoenix, Arizona
January 19, 2001

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1999           2000
                                                                ---------      ---------
                                ASSETS

Current Assets:
   Cash and cash equivalents ..............................     $  45,363      $  98,876
   Short-term investments .................................            --         66,695
   Accounts receivable, net ...............................        20,886         23,635
   Inventories ............................................        12,344         20,516
   Deferred tax asset .....................................         3,231          4,346
   Other current assets ...................................         1,047          1,778
                                                                ---------      ---------
      Total current assets ................................        82,871        215,846

Long-term Investments .....................................            --          4,534
Property, Plant and Equipment, net ........................        40,546         43,254
Other Assets, net .........................................         3,513          4,209
                                                                ---------      ---------
                                                                $ 126,930      $ 267,843
                                                                =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .......................................     $  13,450      $  11,404
   Accrued liabilities ....................................         7,526          7,005
   Current taxes payable ..................................         1,042            239
   Term loan ..............................................            --          2,706
                                                                ---------      ---------
      Total current liabilities ...........................        22,018         21,354
                                                                ---------      ---------

Deferred Tax Liability ....................................         3,692          4,487
                                                                ---------      ---------

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized, no shares issued or outstanding ..........            --             --
   Common stock, $.01 par value; 60,000,000 shares
     authorized, 18,859,138 shares issued, 18,858,549
     shares outstanding at December 31, 1999;
     60,000,000 shares authorized, 21,655,778 shares
     issued, 21,414,258 shares outstanding at
     December 31, 2000 ....................................           189            217
   Additional paid-in capital .............................        67,388        198,215
   Retained earnings ......................................        33,639         48,430
   Cumulative translation adjustment ......................             7           (234)
   Less - Treasury stock, at cost, (589) shares
      at December 31, 1999 and (241,520) shares at December
      31, 2000 ............................................            (3)        (4,626)
                                                                ---------      ---------
         Total stockholders' equity .......................       101,220        242,002
                                                                ---------      ---------
                                                                $ 126,930      $ 267,843
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

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                              ------------------------------------------------
                                                  1998              1999              2000
                                              ------------      ------------      ------------
Net Sales ...............................     $     95,047      $    147,408      $    160,684
                                              ------------      ------------      ------------

Costs and Expenses:
   Cost of sales ........................           76,149           117,583           124,724
   Selling, general and administrative ..            7,334            11,170             9,501
   Research, development and engineering             7,159             8,745            13,295
                                              ------------      ------------      ------------
                                                    90,642           137,498           147,520
                                              ------------      ------------      ------------
Operating income ........................            4,405             9,910            13,164
                                              ------------      ------------      ------------

Other Income (Expense):
   Interest, net ........................               75                51             7,374
   Other, net ...........................             (117)              (69)             (190)
                                              ------------      ------------      ------------
                                                       (42)              (18)            7,184
                                              ------------      ------------      ------------
Income before provision for income taxes             4,363             9,892            20,348
   Provision for income taxes ...........            1,773             2,968             5,514
                                              ------------      ------------      ------------
Net income ..............................     $      2,590      $      6,924      $     14,834
                                              ============      ============      ============

Earnings Per Common Share:
   Basic ................................     $       0.17      $       0.44      $       0.73
                                              ============      ============      ============
   Diluted ..............................     $       0.17      $       0.43      $       0.69
                                              ============      ============      ============

Weighted Average Number of Common Shares:
   Basic ................................       15,277,262        15,563,121        20,457,226
                                              ============      ============      ============
   Diluted ..............................       15,604,082        16,005,050        21,635,524
                                              ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON STOCK                                                          TOTAL
                                  --------------------    ADDITIONAL              CUMULATIVE                 STOCK-       COMPRE-
                                    SHARES                 PAID-IN     RETAINED   TRANSLATION  TREASURY     HOLDERS'      HENSIVE
                                    ISSUED      AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT    STOCK        EQUITY       INCOME
                                  ----------    ------    ----------   --------   -----------  --------    ----------    ---------
BALANCE, DECEMBER 31, 1997 .....  15,856,046     $158     $ 32,420     $ 24,180      $  20     $  (253)     $  56,525

Net income .....................          --       --           --        2,590         --          --          2,590    $  2,590
Other comprehensive income
    Foreign currency translation
      adjustments ..............          --       --           --           --        (12)         --            (12)        (12)
                                                                                                                         --------
    Comprehensive income .......          --       --           --           --         --          --             --    $  2,578
                                                                                                                         ========

Stock options exercised ........      93,756        1           64           --         --          --             65
Purchase of treasury stock .....          --       --           --           --         --      (8,072)        (8,072)
                                  ----------     ----     --------     --------      -----     -------      ---------
BALANCE, DECEMBER 31, 1998 .....  15,949,802      159       32,484       26,770          8      (8,325)        51,096

Net income .....................          --       --           --        6,924         --          --          6,924    $  6,924
Other comprehensive income
   Foreign currency translation
      adjustments ..............          --       --           --           --         (1)         --             (1)         (1)
                                                                                                                         --------
    Comprehensive income .......          --       --           --           --         --          --             --    $  6,923
                                                                                                                         ========
Stock options exercised ........     150,650        2          184           (1)        --          41            226
Warrants issued ................          --       --          555           --         --          --            555
Tax benefit on stock option
  exercises ....................          --       --           30           --         --          --             30
Sale of common stock, net of
  Offering expenses ............   2,758,686       28       34,135          (54)        --       8,281         42,390
                                  ----------     ----     --------     --------      -----     -------      ---------
BALANCE, DECEMBER 31, 1999 .....  18,859,138      189       67,388       33,639          7          (3)       101,220

Net income .....................          --       --           --       14,834         --          --         14,834    $ 14,834
Other comprehensive income
   Foreign currency translation
      adjustments ..............          --       --           --           --       (241)         --           (241)       (241)
                                                                                                                         --------
    Comprehensive income .......          --       --           --           --         --          --             --    $ 14,593
                                                                                                                         ========
Stock options exercised ........     222,126        2        1,477           --         --          --          1,479
Warrants exercised, net ........     102,014        1           --           --         --          --              1
Tax benefit on stock option
   Exercises ...................          --       --          674           --         --          --            674
Purchase of treasury stock .....          --       --           --           --         --      (4,623)        (4,623)
Sale of common stock, net of
  Offering expenses ............   2,472,500       25      128,676          (43)        --          --        128,658
                                  ----------     ----     --------     --------      -----     -------      ---------
BALANCE, DECEMBER 31, 2000 .....  21,655,778     $217     $198,215     $ 48,430      $(234)    $(4,626)     $ 242,002
                                  ==========     ====     ========     ========      =====     =======      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                              1998          1999           2000
                                                                            --------      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................     $  2,590      $  6,924      $  14,834
Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities
   Depreciation and amortization ......................................        4,693         5,898          6,039
   Provision for (reduction of) accounts receivable valuation reserves           (64)          234           (311)
   Loss on disposal of assets .........................................           --            --             74
   Tax benefit on stock option exercises ..............................           --            30            674
   Provision (benefit) from deferred taxes, net .......................        2,414           (15)          (320)
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable ......................       (5,997)       (2,519)        (2,438)
      (Increase) decrease in inventories ..............................       (4,238)          149         (8,172)
      (Increase) decrease in other assets .............................       (1,425)        1,272           (941)
      Increase (decrease) in accounts payable and accrued liabilities .        1,730         5,654         (2,567)
      Increase (decrease) in taxes payable ............................          235           807           (803)
                                                                            --------      --------      ---------
         Net cash provided by (used in) operating activities ..........          (62)       18,434          6,069
                                                                            --------      --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment .............................       (8,119)      (12,537)        (8,807)
Purchase of investments ...............................................           --            --       (738,888)
Proceeds from maturities/sales of investments .........................           --            --        667,659
Investment in Inviso, Inc. ............................................       (3,320)           --           (500)
                                                                            --------      --------      ---------
         Net cash used in investing activities ........................      (11,439)      (12,537)       (80,536)
                                                                            --------      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) notes payable to banks ................        8,095        (8,095)         2,706
Stock options and warrants exercised ..................................           65           226          1,480
Purchase of treasury stock ............................................       (8,072)           --         (4,623)
Net proceeds from equity offering .....................................           --        42,390        128,658
                                                                            --------      --------      ---------
         Net cash provided by financing activities ....................           88        34,521        128,221
                                                                            --------      --------      ---------

Effect of exchange rate changes on cash and cash equivalents ..........          (12)           (1)          (241)
                                                                            --------      --------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................      (11,425)       40,417         53,513
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................       16,371         4,946         45,363
                                                                            --------      --------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ................................     $  4,946      $ 45,363      $  98,876
                                                                            ========      ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .........................................................     $    364      $    914      $     751
                                                                            ========      ========      =========
Income taxes paid, net of refunds .....................................     $    992      $  2,209      $   6,197
                                                                            ========      ========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of warrants granted .............................................     $     --      $    555      $      --
                                                                            ========      ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1999 AND 2000

(1) ORGANIZATION AND OPERATIONS:

         Three-Five Systems, Inc. (a Delaware corporation) and subsidiaries (the Company) offers advanced design and manufacturing services to a wide range of original equipment manufacturers (OEMs). Most of the Company's sales consist of custom display modules developed in close collaboration with its customers. Devices designed and manufactured by the Company find application in communication devices as well as in office, industrial, medical and commercial electronics products. The Company currently specializes in liquid crystal display (LCD) components and technology in providing its design and manufacturing services for its customers. The Company markets its services primarily in North America, Europe, and Asia through direct technical sales persons and, to a much lesser extent, through an independent sales and distribution network. The Company currently conducts manufacturing operations in Tempe, Arizona; Manila, the Philippines; and Beijing, China. High-volume LCD module manufacturing is done in Manila, the Philippines and Beijing, China.

         Three-Five Systems Limited (Limited), a wholly owned subsidiary of the Company, is incorporated in the United Kingdom. Limited sells and distributes the Company's products to customers on the European continent.

         Three-Five Systems Pacific, Inc. (Pacific), a wholly owned Philippines corporation, manufactures the Company's products. Pacific also manages and assists production personnel of a third-party subcontractor that operates the facility in the Philippines.

         Three-Five Systems (Beijing) Co., Ltd. (Beijing), a wholly owned subsidiary of the Company, manufactures and sells the Company's products to customers primarily located in Asia.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation and Preparation of Financial Statements

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Concentration of Credit Risk

         The Company's strategy involves concentrating its efforts on providing design and production services to leading companies in a limited number of fast-growing industries. The Company has been undertaking substantial efforts to diversify its business, broaden its customer base, and expand its markets. Product sales for the Company's historical major customer accounted for approximately 64%, 86%, and 87% of the Company's net sales in 1998, 1999, and 2000, respectively. This increased percentage occurred as a result of increased sales to that customer as well as decreased sales to other customers. Since 1998, no other customer has accounted for more than 10% of the Company's net sales. A significant decrease in orders for the Company's products from the Company's historical major customer or a decline in the cellular telephone industry would result in a material adverse impact on the Company's results of operations and financial position.

         The significant amount of sales to a few customers results in certain concentrations of credit risk for the Company. The Company's accounts receivable balance, including the accounts receivable from the Company's largest customers, is comprised of customers primarily in the cellular telephone, computer hardware, and other electronic products industries. These customers are located primarily in the United States, Asia and Europe.

   Fair Value of Financial Instruments

         The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of amounts that would be realized in a current market exchange. The carrying values of cash, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. In addition, at December 31, 2000, the carrying amount on the outstanding revolving line of credit facility is estimated to approximate fair value as the actual interest rate is consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

   Cash and Cash Equivalents

         For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist of investments in commercial paper, marketable debt securities, money market mutual funds, and United States government agencies' obligations. A portion of the Company's funds held in money market mutual funds are invested in repurchase agreements. These repurchase agreements are collateralized by U.S. Treasury and Government obligations. Cash equivalents consist of the following at (in thousands):

                                                       December 31,
                                                   -------------------
                                                    1999        2000
                                                   -------     -------
          Cash and cash equivalents:
             Cash                                  $ 2,401     $ 3,686
             Commercial paper                       23,868      46,019
             Certificates of deposit                    --       4,119
             Money market                           19,094      30,553
             U.S. government agency securities          --       3,062
             Corporate notes and bonds                  --      11,437
                                                   -------     -------
                                                   $45,363     $98,876
                                                   =======     =======

   Investments

         Short-term investments generally mature between four months and one year from the purchase date. Debt securities with remaining maturities greater than one year are classified as long-term investments. All short-term and long-term investments are classified as available for sale and are presented at market value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Realized gains and losses are included in results of operations. Cost approximates market for all classifications of short-term and long-term investments. Unrealized gains and losses were not material for all periods presented. Short-term and long-term investments consist of the following at (in thousands):

                                                      December 31,
                                                   -----------------
                                                    1999      2000
                                                   ------    -------
           Short-term investments:
              Certificates of deposit               $ --     $ 7,183
              Corporate notes and bonds               --      45,889
              U.S. government agency securities       --      13,623
                                                    ----     -------
                                                    $ --     $66,695
                                                    ====     =======

                                                   December 31,
                                                -----------------
                                                 1999       2000
                                                ------     ------
               Long-term investments:
                  Corporate notes and bonds     $  --      $4,534
                                                ------     ------
                                                $  --      $4,534
                                                ======     ======

   Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist of the following at (in thousands):

                                           DECEMBER 31,
                                        -------------------
                                         1999        2000
                                        -------     -------
                    Raw materials ....  $ 9,554     $15,898
                    Work-in-process ..    1,336       1,904
                    Finished goods ...    1,454       2,714
                                        -------     -------
                                        $12,344     $20,516
                                        =======     =======

   Property, Plant and Equipment

         Property, plant and equipment is recorded at cost and generally is depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from three to 39 years. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not extend the useful lives of the assets are charged to operations as incurred. Depreciation expense totaled $4,653,000, $5,860,000, and $6,024,000 for the years ended December 31, 1998, 1999 and 2000, respectively. During 1996, the Company placed into service a high-volume LCD manufacturing line in its Tempe, Arizona manufacturing facility. The Company is depreciating the LCD manufacturing line using the units of production method. Depreciation expense recorded using this method may be subject to significant fluctuation from year to year resulting from changes in actual production levels and ongoing analysis of the capacity of the equipment. Property, plant and equipment consist of the following at (in thousands):

                                                  DECEMBER 31,
                                             ----------------------
                                               1999          2000
                                             --------      --------
           Building and improvements ......  $ 16,411      $ 16,426
           Furniture and equipment ........    47,036        53,762
                                             --------      --------
                                               63,447        70,188
           Less accumulated depreciation ..   (22,901)      (26,934)
                                             --------      --------
                                             $ 40,546      $ 43,254
                                             ========      ========

         During 1996, the Company entered into a transaction, in which it conveyed its Tempe, Arizona facility and certain improvements to the City of Tempe as consideration for a rent-free 75-year lease. The Company has the option to repurchase the facility for $1,000 after ten years; therefore, the lease is accounted for as a capital lease.

   Other Assets

         Other assets consist primarily of an investment, at cost, in a start-up company in the display industry.

   Accrued Liabilities

         Accrued liabilities include accrued compensation of approximately $3,788,000 and $2,849,000 at December 31, 1999 and 2000, respectively.

   Income Taxes

         Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

   Foreign Currency Translation

         Financial information relating to the Company's foreign subsidiaries is reported in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of Pacific is the same as the local currency. The gain or loss resulting from the translation of Pacific's financial statements has been included as a separate component of stockholders' equity. Non-U.S. assets and liabilities are translated into U.S. dollars using the year-end exchange rates. Revenues and expenses are translated at average rates during the year.

         The functional currency of Beijing and Limited is the U.S. dollar. Beijing, however, maintains its books and records in the Renminbi. Therefore, the Company utilizes the remeasurement method of foreign currency translation when Beijing is consolidated. Any resulting remeasurement gain or loss is reported in the Company's consolidated statements of operations.

         The net foreign currency transaction loss in 1998, 1999, and 2000 was $177,000, $49,000, and $96,000, respectively, and has been included in other expenses in the accompanying statements of income.

   Revenue Recognition

         The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Generally, all of these conditions are met at the time the Company ships products to customers. The Company performs ongoing credit evaluations of all of its customers and considers various factors in establishing its allowance for doubtful accounts and sales returns and allowances, which amounted to $750,000 and $439,000 at December 31, 1999 and 2000, respectively.

   Research, Development and Engineering

         Research, development and engineering costs are expensed as incurred.

   Earnings Per Share

         Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming that outstanding options and warrants were exercised at the beginning of each year or at the time of issuance, if later. Set forth below are the disclosures required pursuant to SFAS No. 128 - Earnings Per Share:

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                               -----------------------------------
                                                1998          1999          2000
                                               -------       -------       -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Basic earnings per share:
 Income available to common stockholders .     $ 2,590       $ 6,924       $14,834
                                               -------       -------       -------
    Weighted average common shares .......      15,277        15,563        20,457
                                               -------       -------       -------
       Basic per share amount ............     $  0.17       $  0.44       $  0.73
                                               =======       =======       =======
 Diluted earnings per share:
 Income available to common stockholders .     $ 2,590       $ 6,924       $14,834
                                               -------       -------       -------
    Weighted average common shares .......      15,277        15,563        20,457
    Options and warrants assumed exercised         327           442         1,179
                                               -------       -------       -------
    Total common shares plus common
      stock equivalents ..................      15,604        16,005        21,636
                                               -------       -------       -------
       Diluted per share amount ..........     $  0.17       $  0.43       $  0.69
                                               =======       =======       =======

  Recently Issued Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. The Company plans to adopt SFAS No. 133 on January 1, 2001.

         The Company has certain receivables denominated in Chinese Renminbi. To eliminate its exposure to changes in the U.S. dollar/Chinese Renminbi exchange rate, the Company has entered into forward contracts to protect its future cash flows. Hedge accounting under current accounting principles generally accepted in the United States does not require the Company to record any gain or loss on the forward contracts until settled. In contrast, under SFAS No. 133 the Company will designate the forward contracts as cash flow hedges. The Company will account for changes in the fair value of its forward contracts, based on changes in the forward exchange rate, with all changes in fair value reported in other comprehensive income. Amounts in other comprehensive income will be reclassified into earnings upon settlement of the forward contract at an amount that will offset the related transaction gain or loss arising from the remeasurement and adjust earnings for the cost of the forward contracts.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has implemented the applicable provisions of SAB 101. The impact of adopting the provisions of SAB 101 was not material to the accompanying financial statements.

   In July 2000, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. When adopted, EITF No. 00-10 requires that all amounts billed to customers in sale transactions related to shipping and handling be classified as revenue. The Company adopted EITF No. 00-10 during its quarter ended September 30, 2000. The impact of the adoption was not material to the accompanying financial statements for any period presented.

         During March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44), which, among other issues, addresses repricing and other modifications made to previously issued stock options. The Company adopted FIN 44 during July 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

(3) DEBT:

         Borrowing under line of credit and term loan agreements were as follows at (in thousands):

                                                                                   DECEMBER 31,
                                                                                -----------------
                                                                                 1999       2000
                                                                                ------     ------
$25.0 million revolving line of credit, interest due monthly at the bank's prime rate (9.5% at December 31, 2000) or at the LIBOR base rate (5.95%
   at December 31, 2000) plus 1.5%,
   unpaid balance due January 19, 2001 ....................................     $   --     $   --

$2.706 million loan due Bank of China, interest due quarterly at 5.85%, due
   May 4, 2001, secured by a $3.0 million stand-by letter of credit issued
   under the $25.0 million revolving line of credit .......................         --      2,706

$350,000 United Kingdom credit facility, interest due quarterly at the bank's base rate plus 2%, unpaid balance due January 15, 2002,
   secured by Limited's accounts receivable ...............................         --         --
                                                                                ------     ------
                                                                                $   --     $2,706
                                                                                ======     ======

     On January 21, 2000, the Company entered into a $25.0 million unsecured revolving line of credit with Imperial Bank, which matures on January 19, 2001. Mellon Bank is a participating lender on that credit facility. This line of credit bears interest at the lower of the bank's prime rate, or at the LIBOR base rate plus 1.5%, and is payable monthly. The revolving line of credit contains restrictive covenants that include, among other things, restrictions on the declaration or payment of dividends and the sale or transfer of assets. The revolving line of credit facility also requires the Company to maintain a specified net worth, as defined, to maintain a required debt to equity ratio, and to maintain certain other financial ratios. The Company has renewed its unsecured revolving line of credit with Imperial Bank through January 31, 2002. The maximum borrowing on the revolving line of credit was reduced from $25.0 million to $15.0 million. All other terms of the agreement remains substantially the same as described above.

(4) STOCKHOLDERS' EQUITY:

     In July 1999, the Company purchased certain assets and licensed silicon technologies from National Semiconductor relating to liquid crystal on silicon (LCoS(TM)) microdisplays for approximately $3.0 million in cash and warrants, with a fair market value of $555,000 as determined by the Black-Scholes option pricing method, to purchase 140,000 shares of common stock at a price of $8.47 per share, which was the closing price of the Company's common stock at the grant date. The Company issued 102,014 shares of common stock upon exercise of the warrants and the remaining 37,986 shares were used to effect the exercise on December 20, 2000.

     In September 1999, the Company issued 4,000,226 shares of common stock at $9.69 per share (the "1999 Offering"). The 1999 Offering consisted of 4,600,000 shares of common stock comprised of 2,068,686 newly issued Company shares, 1,931,540 shares issued from treasury, and 599,774 shares sold by an existing shareholder. In October 1999, the Company issued 690,000 shares of common stock at $9.69 per share to cover over-allotments pertaining to the 1999 Offering. Expenses for the 1999 Offering totaled $3,007,000.

     On November 8, 1999, the Board of Directors approved a four-for-three stock split, effective in the form of a 33 percent stock dividend. The stock split was paid on December 17, 1999, to stockholders of record at the close of business on December 3, 1999. This stock split has been given retroactive recognition for all periods presented in the accompanying consolidated financial statements.

     On April 18, 2000, the Board of Directors approved a three-for-two stock split, to be effected in the form of a 50 percent stock dividend. The Board's approval of the stock split was contingent upon the approval by the stockholders of an increase in the number of authorized shares of common stock, which occurred on April 27, 2000. At that time, the stockholders approved an increase in the number of authorized shares of the Company's common stock from 15 million to 60 million. The stock dividend was paid on May 12, 2000, to stockholders of record at the close of business on May 1, 2000. The increase in the authorized shares and the stock split have been given retroactive recognition for all periods presented in the accompanying consolidated financial statements.

     In May 2000, the Company issued 2,150,000 shares of common stock at $55.00 per share (the "2000 Offering"). In June 2000, the Company issued 322,500 shares of common stock at $55.00 per share to cover over-allotments pertaining to the 2000 Offering. Expenses for the 2000 Offering totaled $7,341,000.

     On December 7, 2000, the Company's Board of Directors authorized a stock repurchase program whereby the Company, at the discretion of management, could buy back up to $30.0 million of its common stock in the open market. During the year ended December 31, 2000, the Company purchased 241,381 shares at a cost of $4,623,000.

(5) BENEFIT PLANS:

         The Company has five stock option plans, the 1990 Stock Option Plan (1990 Plan), the 1993 Stock Option Plan (1993 Plan), the 1994 Non-Employee Directors Stock Option Plan (1994 Plan), the 1997 Stock Option Plan (1997 Plan), and 1998 Stock Option Plan (1998 Plan).

   1990 Stock Option Plan

         Under the 1990 Plan, there were options issued but unexercised to purchase 118,364 shares as of December 31, 2000. In conjunction with stockholder approval of the 1993 Plan, the Board terminated the 1990 Plan with respect to unissued options to purchase 170,909 shares of common stock, which remained and were unissued as of the date the 1993 Plan was adopted. The 1990 Plan expired on May 1, 2000.

         The expiration date, maximum number of shares purchasable, and the other provisions of the options granted under the 1990 Plan were established at the time of grant. Options were granted for terms of up to ten years and become exercisable in whole or in one or more installments at such times as were determined by the Board of Directors upon grant of the options.

   1993 Stock Option Plan

         The 1993 Plan provides for the granting of options to purchase up to 770,909 shares of the Company's common stock (which includes 170,909 shares previously reserved for issuance under the Company's 1990 Plan), the direct granting of common stock (stock awards), the granting of stock appreciation rights (SARs) and the granting of other cash awards (cash awards; stock awards, SARs, and cash awards are collectively referred to herein as Awards). Under the 1993 Plan, options and Awards may be issued to key personnel and others providing valuable services to the Company. The options issued may be incentive stock options or nonqualified stock options. If any option or SAR terminates or expires without having been exercised in full, stock not issued under such option or SAR will again be available for grant pursuant to the 1993 Plan. There were options outstanding to acquire 584,429 shares of the Company's common stock under the 1993 Plan at December 31, 2000.

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

   1994 Non-Employee Directors Stock Option Plan

         During 1999, the Board of Directors amended the 1994 Plan to decrease the number of available shares for issuance from 200,000 shares to 100,000 shares.

         The 1994 Plan provides for the automatic grant of stock options to non-employee directors to purchase up to 100,000 shares of the Company's common stock. Under the 1994 Plan, options to acquire 500 shares of common stock will be automatically granted to each non-employee director at the meeting of the Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on the Board of Directors on the date the 1994 Plan was approved by the Company's stockholders received an automatic grant of options to acquire 1,000 shares of common stock and each subsequent newly elected non-employee member of the Board of Directors receives an automatic grant of options to acquire 1,000 shares of common stock on the date of their first appointment or election to the Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable immediately after the director's second successive election to the Board of Directors (the First Vesting Date), the second installment becoming exercisable 10 months after the First Vesting Date, and the third installment becoming exercisable 22 months after the First Vesting Date (provided that the director has not ceased serving as a director prior to a vesting date). A non-employee member of the Board of Directors is not eligible to receive the 500 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 1,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100% of the fair market value of the Company's common stock on the date such options are granted. There were outstanding options to acquire 25,264 shares of the Company's common stock under the 1994 Plan at December 31, 2000.

   1997 Stock Option Plan

         On January 27, 2000, the Board of Directors increased the number of the Company's common stock available for issuance under the 1997 Plan from 200,000 to 350,000 shares. On August 3, 2000, the Board of Directors increased the number of the Company's common stock available for issuance under the 1997 Plan from 350,000 shares to 650,000 shares.

   The 1997 Plan provides for the granting of nonqualified options. Under the 1997 Plan, options may be issued to key personnel and others providing valuable services to the Company. The options issued will be nonqualified stock options and shall not be incentive stock options as defined in Section 422 of the Code. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1997 Plan. There were options outstanding to acquire 485,897 shares of the Company's common stock under the 1997 Plan at December 31, 2000.

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

   1998 Stock Option Plan

         During 1999, the stockholders approved an amendment to the 1998 Plan to increase the number of shares of the Company's common stock that may be issued from 600,000 shares to 1,100,000 shares.

         The 1998 Plan provides for the granting of incentive stock options and/or nonqualified options. Under the 1998 Plan, options may be issued to key personnel and others providing valuable services to the Company. The options issued will be incentive stock options or nonqualified stock options as defined in Section 422 of the Code. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1998 Plan. There were options outstanding to acquire 760,639 shares of the Company's common stock under the 1998 Plan at December 31, 2000.

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

         Tax benefits from option exercises are credited to additional paid-in capital.

         A summary of the status of the Company's five stock option plans at December 31, 1998, 1999, and 2000 and changes during the years then ended, are presented in the table and narrative below:

                                               1998                    1999                       2000
                                     ----------------------   ----------------------     ----------------------
                                                   WEIGHTED                 WEIGHTED                   WEIGHTED
                                                   AVERAGE                  AVERAGE                     AVERAGE
                                                   EXERCISE                 EXERCISE                   EXERCISE
                                      OPTIONS       PRICE      OPTIONS        PRICE       OPTIONS        PRICE
                                     ----------    --------   ----------    --------     ----------    --------
Outstanding at beginning
    of year .......................  1,110,050      $5.54     1,399,750       $6.10      1,737,397       $ 7.76
Granted ...........................    669,722       6.93     1,021,957        8.51        528,798        33.95
Exercised .........................    (94,047)       .54      (157,475)       1.94       (228,063)        7.46
Expired ...........................   (285,975)      7.72      (526,835)       6.56        (63,539)        9.58
                                     ---------                ---------                  ---------
Outstanding at end of year ........  1,399,750      $6.10     1,737,397       $7.76      1,974,593       $14.75
                                     =========                =========                  =========

Exercisable at end of year ........    455,086      $4.99       447,707       $6.73        485,050       $ 7.12
                                     =========      =====     =========       =====      =========       ======

Weighted average fair value of
  options granted .................                 $5.13                     $6.54                      $27.24
                                                    =====                     =====                      ======

         The following table summarizes information about stock options outstanding at December 31, 2000:

                      OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
---------------------------------------------------------------     ---------------------------
                          NUMBER         WEIGHTED                     NUMBER
                       OUTSTANDING       AVERAGE       WEIGHTED     EXERCISABLE        WEIGHTED
   RANGE OF                 AT          REMAINING      AVERAGE          AT             AVERAGE
   EXERCISE            DECEMBER 31,    CONTRACTUAL     EXERCISE     DECEMBER 31,       EXERCISE
    PRICES                 2000           LIFE          PRICE          2000             PRICE
   --------            ------------    -----------     --------     ------------       --------
$ 0.32 - $7.46             698,572          6.4         $ 5.88        369,524           $ 5.85
  7.47 - 14.93             731,142          8.4           9.37        110,131             9.55
 14.94 - 74.63             544,879          9.3          33.33          5,395            44.51
                         ---------        -----         ------        -------           ------
                         1,974,593          8.0         $14.75        485,050           $ 7.12
                         =========        =====         ======        =======           ======

         Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for transactions with its employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998, 1999, and 2000, using the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 4.52%, 6.34%, and 4.75%; expected dividend yields of zero; expected lives of 6.6, 6.2, and 6.2 years; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 61.4%, 61.9%, and 72.6%. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                            YEARS ENDED DECEMBER 31,
                                     --------------------------------------
                                        1998          1999          2000
                                     ----------    ----------    ----------
                                                 (IN THOUSANDS,
                                             EXCEPT PER SHARE DATA)
     Net income:
          As reported ..........     $    2,590    $    6,924    $   14,834
          Pro forma ............          1,980         5,423        13,000

     Basic earnings per share:
          As reported ..........     $     0.17    $     0.44    $     0.73
          Pro forma ............           0.13          0.35          0.64

     Diluted earnings per share:
          As reported ..........     $     0.17    $     0.43    $     0.69
          Pro forma ............           0.13          0.34          0.60

   401(k) PROFIT SHARING PLAN

         The Company has adopted a profit sharing plan (401(k) Plan) pursuant to
Section 401(k) of the Code. The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by the Company and an employee elective contribution with a discretionary Company matching provision. The Company expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $100,000, $159,000, and $207,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

(6) INCOME TAXES:

         The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

                                                                1998         1999         2000
                                                               -------      -------      -------
Current provision (benefit), net of tax credits utilized:
   Federal, net of tax benefit from stock option exercises     $  (509)     $ 2,619      $ 4,641

   States ................................................         (24)         210           45
   Foreign ...............................................         237          832          780
                                                               -------      -------      -------
                                                                  (296)       3,661        5,466
   Deferred provision (benefit) ..........................       2,069         (723)        (626)
   Tax benefit from stock option exercises ...............          --           30          674
                                                               -------      -------      -------
          Provision for income taxes .....................     $ 1,773      $ 2,968      $ 5,514
                                                               =======      =======      =======

         In accordance with SFAS No. 109, tax credits of approximately $-0-, $115,000, and $1,244,000 were utilized in 1998, 1999, and 2000, respectively, and are included as a reduction of the current provision for income taxes in the consolidated statements of income.

         The components of deferred taxes at December 31 are as follows (in thousands):

                                                       1999       2000
                                                      ------     ------
Net long-term deferred tax liabilities:
   Accelerated tax depreciation .................     $3,229     $4,110
   Investments in foreign affiliates ............        463        377
                                                      ------     ------
                                                      $3,692     $4,487
                                                      ======     ======
Net short-term deferred tax assets:
   Uniform capitalization .......................     $  692     $1,071
   Accrued liabilities and reserves not currently      2,268      3,102
deductible
   Allowance for doubtful accounts ..............        233        150
   Other ........................................         38         23
                                                      ------     ------
                                                      $3,231     $4,346
                                                      ======     ======

         A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                               1998     1999      2000
                                               ----     ----      ----
Statutory federal rate ....................     34%      34%       35%
Effect of state taxes .....................      3        3         2
Foreign earnings taxed at different rates .     --       (4)       (5)
Other, net ................................      4        3        --
Benefit from prior year state refund claims     --       (6)       --
Credits for research and experiment .......     --       --        (5)
                                               ----     ----      ----
                                                41%      30%       27%
                                               ====     ====      ====

         A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is the intent of the Company to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested in accordance with APB No. 23, Accounting for Income Taxes - Special Areas, aggregated approximately $990,000 and $4,288,000 at December 31, 1999 and 2000, respectively.

(7) COMMITMENTS AND CONTINGENCIES:

         In May 2000, Pacific signed a lease for a build-to-suit factory in Manila. The term of the lease is 125 months starting upon the completion of the factory expected to be by the end of the first quarter of 2001. The Company will be employing its own employees at the build-to-suit factory and will not be employing the services of the third-party subcontractor. In July 2000, the Company exercised its right to terminate its sub-assembly agreement with its third-party subcontractor in Manila. The Company is negotiating with its third-party subcontractor and intends to have in place a new sub-assembly agreement by the end of the first quarter of 2001. The third-party subcontractor operates a facility utilizing equipment, processes, and documentation owned by the Company. The inability of the Company to obtain products pursuant to the new sub-assembly agreement, even for a relatively short period, would have a material adverse effect on the operations and profitability of the Company.

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

         The Company's future lease commitments under the non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

                 2001 .............................  $   874
                 2002 .............................      924
                 2003 .............................      883
                 2004 .............................    1,040
                 Thereafter .......................   12,816
                                                     -------
                                                     $16,537
                                                     =======

         Rent expense was approximately $917,000, $763,000, and $553,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

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

         The following operating segment information includes financial information (in thousands) for all four of the Company's operating segments. The accounting policies of the operating segments are the same as those described in
Note 2, Summary of Significant Accounting Policies. Financial information for the China operation is presented beginning from the date those operations commenced, June 1998.

                                    UNITED       UNITED
                                    STATES       KINGDOM      CHINA      PHILIPPINES  ELIMINATIONS     TOTAL
                                    ------       -------      -----      -----------  ------------     -----
DECEMBER 31, 1998
Net sales ....................     $ 92,251      $33,438     $  7,205      $ 3,010      $(40,857)     $95,047
Depreciation .................        4,408           36          168           41            --        4,653
Interest, net ................          (28)          95            5            3            --           75
Income (loss) before provision
   for income taxes ..........        4,643          676         (947)          (2)           (7)       4,363
Provision for income taxes ...        1,537          209           --           27            --        1,773
Total assets .................       60,514        9,195       12,301          642        (4,748)      77,904
Capital expenditures .........        2,809           10        5,298            2            --        8,119

                                    UNITED       UNITED
                                    STATES       KINGDOM      CHINA      PHILIPPINES  ELIMINATIONS     TOTAL
                                    ------       -------      -----      -----------  ------------     -----
DECEMBER 31, 1999
Net sales                          $134,028     $68,798     $ 40,257        $3,291     $(98,966)      $147,408
Depreciation                          4,983          21          856            --           --          5,860
Interest, net                             1          31           16             3           --             51
Income before provision for
   income taxes                       6,381       1,624        2,147            65         (325)         9,892
Provision for income taxes            2,140         811           --            17           --          2,968
Total assets                        101,562      10,421       19,235           696       (4,984)       126,930
Capital expenditures                  7,459           9        5,624            --           --         13,092

                                    UNITED       UNITED
                                    STATES       KINGDOM      CHINA      PHILIPPINES  ELIMINATIONS     TOTAL
                                    ------       -------      -----      -----------  ------------     -----
DECEMBER 31, 2000
Net sales                          $143,115      $52,734     $43,515       $2,990      $(81,670)      $160,684
Depreciation                          4,930           17       1,077           --            --          6,024
Interest, net                         7,960          (39)       (556)           9            --          7,374
Income before provision for
   income taxes                      12,895        1,996       5,391           58             8         20,348
Provision for income taxes            4,735          757          --           22            --          5,514
Total assets                        242,718        8,582      18,342        2,513        (4,312)       267,843
Capital expenditures                  7,510           27         531          724            --          8,792

         Net sales are generated from the sale of LCD display devices, which are applied in several different end-use products.

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes the unaudited consolidated quarterly results of operations as reported for 1999 and 2000 (in thousands, except per share amounts):

                                                                 Quarters Ended
                        ---------------------------------------------------------------------------------------------
                                              1999                                           2000
                        ---------------------------------------------     -------------------------------------------
                        Mar. 31       June 30     Sep. 30     Dec. 31     Mar. 31     June 30     Sep. 30     Dec. 31
                        --------      -------     -------     -------     -------     -------     -------     -------
Net sales               $ 23,044      $31,600     $42,723     $50,041     $39,162     $44,926     $40,231     $36,365
Gross profit               2,853        6,497       8,841      11,634       9,802      10,769       9,116       6,273
Net income (loss)           (642)       1,040       2,037       4,489       3,587       4,369       4,345       2,533

Earnings (loss) per
  Common share:
   Basic                $  (0.05)     $  0.07     $  0.14     $  0.24     $  0.19     $  0.22     $  0.20     $  0.12
                        --------      -------     -------     -------     -------     -------     -------     -------
   Diluted              $  (0.05)     $  0.07     $  0.14     $  0.23     $  0.18     $  0.21     $  0.19     $  0.11
                        --------      -------     -------     -------     -------     -------     -------     -------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Three-Five Systems, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Three-Five Systems, Inc. and subsidiaries' Form 10-K, and have issued our report thereon dated January 19, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule shown on page S-2 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     /s/ARTHUR ANDERSEN LLP



Phoenix, Arizona
January 19, 2001

                    THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                               Increases
                                                              (Reductions)
                                                 Balance at    Charged to     Charged to
                                                 beginning     Costs and         Other                       Balance at
                                                 of Period      Expenses       Accounts       Write-offs    End of Period
                                                 ------------------------------------------------------------------------
                                                                            (in thousands)
Allowance for doubtful accounts and sales
  returns and allowances:
   Year ended 12/31/98                              $580         $ (24)          $(40)           $ --           $516
   Year ended 12/31/99                               516           219             --              15            750
   Year ended 12/31/00                               750          (316)            --               5            439

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   EXHIBITS
-------  --------
2        Amended and Restated Agreement and Plan or Reorganization(1)

3(a)     Amended and Restated Certificate of Incorporation of the Company(2)

3(b)     Certificate of Amendment of Restated Certificate of Incorporation(3)

3(c)     Amended and Restated Bylaws of the Company(4)

4        Form of Certificate of Common Stock(4)

10(a)    Amended and Restated 1997 Employee Option Plan (as amended through
         August 2000)(5)

10(c)    Line of Credit Agreement between Three-Five Systems Limited and
         Barclays Bank, PLC(1)

10(g)    Form of Three-Five Systems, Inc. Distributor Franchise Agreement(6)

10(j)    1993 Stock Option Plan(6)

10(k)    1994 Automatic Stock Option Plan(7)

10(o)    Lease dated April 1, 1994, between Papago Park Center, Inc. and
         Three-Five Systems, Inc.(8)

10(v)    1997 Employee Stock Option Agreement(9)

10(w) Amended and Restated Three-Five Systems, Inc. 1998 Stock Option Plan, amended as of January 28, 1999, as approved by the Company's stockholders on April 22, 1999(10)

10(x)    Amended and Restated Directors' Stock Plan(11)

10(z)    401(k) Profit Sharing Plan(12)

10(aa)   Credit Agreement dated January 21, 2000, by and among Three-Five
         Systems, Inc., its subsidiaries, the Banks named therein, and Imperial
         Bank Arizona, as Agent and as Issuing Bank(11)

10(cc)   Modification Agreement dated February 1, 2001, by and among Three-Five
         Systems, Inc., its subsidiaries, the Banks named in the Credit
         Agreement, and Imperial Bank as administrative agent and as Issuing
         Bank

21       List of Subsidiaries(4)

23       Consent of Arthur Andersen LLP

(1) Incorporated by reference to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed March 27, 1990 and declared effective March 27, 1990.

(2) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended March 31, 1994, as filed with the Commission on or about May 12, 1994.

(3) Incorporated by reference to the Registrant's Form S-3/A as filed with the Commission on May 5, 2000.

(4) Incorporated by reference to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A filed on August 26, 1999, and declared effective September 27, 1999.

(5) Incorporated by reference to the Registrant's Form S-8 as filed with the Commission on November 3, 2000.

(6) Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-74788) as filed on February 3, 1994, and declared effective March 15, 1994.

(7) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 33-88706) as filed on January 24, 1995.

(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997.

(9) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, as filed with the Commission on March 13, 1998, and as amended by Form 10-K/A filed with the Commission on March 23, 1998.

(10) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-87875) as filed on September 27, 1999.

(11) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on July 27, 2000.

(12) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.