Form 10-Q
period 2001-03-31
THREE FIVE SYSTEMS INC
filed 2001-04-23
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

Commission File Number 1-4373

THREE-FIVE SYSTEMS, INC

(Exact name of registrant as specified in its charter)

Delaware	86-0654102

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

1600 North Desert Drive, Tempe, Arizona	85281

(Address of principal executive offices)	(Zip Code)

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

YES	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF MARCH 31, 2001

Common Par value $.01 per share	21,341,115

THREE-FIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

		Page

	PART I —FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets- December 31, 2000 and March 31, 2001	1

	Condensed Consolidated Statements of Income- Three Months Ended March 31, 2000 and 2001	2

	Condensed Consolidated Statements of Cash Flows- Three Months Ended March 31, 2000 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	11

	PART II —OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11

SIGNATURES		12

-i-

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	MARCH 31,
	2000	2001

		(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$98,876	$103,727

Short-term investments	66,695	50,127

Accounts receivable, net	23,635	26,799

Inventories	20,516	25,485

Deferred tax asset	4,346	4,346

Other current assets	1,778	2,405

Total current assets	215,846	212,889

Long-term Investments	4,534	4,528

Property, Plant and Equipment, net	43,254	43,417

Other Assets	4,209	5,209

	$267,843	$266,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$11,404	$14,484

Accrued liabilities	7,005	3,774

Current taxes payable	239	295

Term loan	2,706	2,706

Total current liabilities	21,354	21,259

Deferred Tax Liability	4,487	4,487

Commitments and Contingencies

Stockholders’ Equity:

Common stock	217	217

Additional paid-in capital	198,215	198,660

Retained earnings	48,430	48,672

Accumulated other comprehensive loss	(234)	(100)

Less – treasury stock, at cost	(4,626)	(7,152)

Total stockholders’ equity	242,002	240,297

	$267,843	$266,043

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,

	2000	2001

Net Sales	$39,162	$35,616

Costs and Expenses:

Cost of sales	29,360	31,243

Selling, general, and administrative	2,262	2,491

Research, development, and engineering	2,763	3,661

	34,385	37,395

Operating income (loss)	4,777	(1,779)

Other Income (Expense):

Interest, net	604	2,128

Other, net	(24)	12

Income before provision for income taxes	5,357	361

Provision for income taxes	1,770	119

Net income	$3,587	$242

Earnings per Common Share:

Basic	$0.19	$0.01

Diluted	$0.18	$0.01

Weighted Average Number of Common Shares:

Basic	18,926	21,429

Diluted	20,047	22,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	MARCH 31,

	2000	2001

Cash Flows from Operating Activities:

Net income	$3,587	$242

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	1,590	1,433

Provision for accounts receivable valuation reserves	57	85

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	2,319	(3,249)

(Increase) decrease in inventories	(520)	(4,969)

(Increase) decrease in other assets	(788)	(627)

Increase (decrease) in accounts payable and accrued liabilities	(4,544)	(151)

Increase (decrease) in taxes payable	1,100	56

Net cash provided by (used in) operating activities	2,801	(7,180)

Cash Flows from Investing Activities:

Purchases of property, plant and equipment	(3,205)	(1,596)

Purchase of investments	—	(69,874)

Proceeds from maturities/sales of investments	—	86,566

Strategic investments	(500)	(1,000)

Net cash provided by (used in) investing activities	(3,705)	14,096

Cash Flows from Financing Activities:

Stock options exercised	956	445

Purchase of treasury stock	—	(2,526

Net cash provided by (used in) financing activities	956	(2,081)

Effect of exchange rate changes on cash and cash equivalents	(2)	16

Net increase in cash and cash equivalents	50	4,851

Cash and cash equivalents, beginning of period	45,363	98,876

Cash and cash equivalents, end of period	$45,413	$103,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 1. (continued)

Three-Five Systems, Inc. and Subsidiaries (the Company) Notes to Condensed Consolidated Financial Statements

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with auditing standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s December 31, 2000 financial statements and accompanying notes thereto.

Note B	Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month period. Diluted earnings per common share for the three month period are determined assuming that outstanding options and warrants were exercised at the beginning of the period or at the time of issuance, if later. Set forth below are the disclosures for the three months ended March 31, 2000 and March 31, 2001.

	Three Months Ended
	March 31,

	2000	2001

	(unaudited)
	(in thousands, except per share data)
Basic earnings per share:

Income available to common stockholders	$3,587	$242

Weighted average common shares	18,926	21,429

Basic per share amount	$0.19	$0.01

Diluted earnings per share:

Income available to common stockholders	$3,587	$242

Weighted average common shares	18,926	21,429

Options and warrants assumed exercised	1,121	625

Total common shares plus common stock equivalents	20,047	22,054

Diluted per share amount	$0.18	$0.01

Note C    Inventories consist of the following at:

	December 31,	March 31,
	2000	2001

		(unaudited)
	(in thousands)

Raw materials	$15,898	$18,798

Work-in-process	1,904	2,851

Finished goods	2,714	3,836

	$20,516	$25,485

Note D    Property, plant, and equipment consist of the following at:

	December 31,	March 31,
	2000	2001

		(unaudited)
	(in thousands)

Building and improvements	$16,426	$16,426

Furniture and equipment	53,762	55,358

	70,188	71,784

Less accumulated depreciation	(26,934)	(28,367)

	$43,254	$43,417

Note E	Segment information:

Management monitors and evaluates the financial performance of the Company’s operations by its four operating segments located in various parts of the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

The following operating segment information includes financial information (in thousands) for all four of the Company’s operating segments.

Three Months Ended	United	United
March 31, 2000	States	Kingdom	China	Philippines	Eliminations	Total

(unaudited)

Net sales	$15,597	$18,596	$4,969	$—	$—	$39,162

Intersegment sales	19,063	—	4,723	699	(24,485)	—

Income before provision for income taxes	1,499	1,485	2,413	14	(54)	5,357

Three Months Ended	United	United
March 31, 2001	States	Kingdom	China	Philippines	Eliminations	Total

(unaudited)

Net sales	$8,965	$16,882	$9,769	$—	$—	$35,616

Intersegment sales	24,345	—	693	2,236	(27,274)	—

Income (loss) before provision for (benefit from) income taxes	(1,144)	680	832	45	(52)	361

Note F    Comprehensive income (loss) for the periods was as follows:

	Three Months Ended
	March 31,

	2000	2001

	(unaudited)
	(in thousands)

Net income	$3,587	$242

Other comprehensive income (loss):

Foreign currency translation adjustment	(2)	16

Unrealized gains on securities, net of tax	—	118

Comprehensive income (loss)	$3,585	$376

Note G    Commitments and Contingencies:

      The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, the ultimate settlement of these administrative proceedings will not materially impact its financial position or results of operations.

Note H    Benefit Plans

      On February 12, 2001, the Board of Directors increased the number of shares of the Company’s common stock available for issuance under the 1997 Stock Option Plan by 500,000 to 1,150,000 shares.

Note I    Recently Issued Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 was not material to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 2000 and our Registration Statement on Form S-3 (Registration No. 333-35788) as declared effective by the Securities and Exchange Commission on May 25, 2000.

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

      We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999 and 2000 from the mobile handset market. When we win a design program, our customer typically pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical design program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been as high as 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Generally, all of these conditions are met at the time we ship products to customers.

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

      In Manila, we assemble LCDs into modules and perform certain back-end LCD processing operations. We conduct our operations in Manila through a third-party subcontract manufacturer. The subcontractor supplies direct labor and incidental services required to manufacture our products. All indirect manufacturing employees, primarily technicians, supervisors, and engineers, are our employees. In July 2000, we exercised our right to terminate the subcontract agreement with the third-party subcontractor, but have in place a new sub-assembly agreement for that factory, which we signed just after the end of the first quarter of 2001. In May 2000, we signed a lease for a build-to-suit factory in Manila. The term of the lease for this second factory in Manila is 125 months starting upon the completion of the factory, which occurred in January 2001. At this second factory, we will employ our own employees and will not be employing the services of the third-party subcontractor.

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

      In August 2000, our wholly owned subsidiary, Three-Five Systems (Beijing) Co., Ltd., entered into a strategic agreement with Heibei Jiya Electronics, Co., Ltd. (“Jiya”), a Chinese-based manufacturer of LCD glass. Under the terms of the agreement, Jiya will provide LCD glass to us and reserve a significant amount of LCD glass manufacturing capacity for us. In exchange, we will assist Jiya in further developing its LCD glass manufacturing processes. At the conclusion of 18 months, we have the option to extend the agreement or to acquire a majority interest in Jiya.

      In March 2001, we invested $1 million in Silicon Bandwidth, Inc., a privately held company providing unique semiconductor and optoelectronic interconnect solutions based upon multiple, patented, proprietary technologies. We are working closely with Silicon Bandwidth to design unique, cost-effective, re-configurable packaging platforms for LCoS microdisplays.

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

Three months ended March 31, 2001 compared to three months ended March 31, 2000

      Net Sales. Net sales decreased 9.0% to $35.6 million in the first quarter of 2001 from $39.1 million in the first quarter of 2000. The revenue decrease was primarily the result of the decreased selling prices for the display modules we ship to mobile handset OEMs.

      Cost of Sales. Cost of sales increased to 87.7% of net sales in the first quarter of 2001 from 75.0% in the first quarter of 2000. Our percentage of cost of sales in the first quarter of 2001 was impacted primarily by reduced selling prices for our display modules. In addition, we were also impacted by yield issues, operating inefficiencies and under-absorption issues related to decreased production levels. Offsetting some of these operational and absorption issues was a favorable settlement of a contested United Kingdom customs tax matter in the amount of $2.4 million.

      Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 8.7% to $2.5 million in the first quarter of 2001 from $2.3 million in the first quarter of 2000. SG&A expense was 7.0% of net sales in the first quarter of 2001 compared to 5.8% in the first quarter of 2000. The increase in SG&A expense was the result of a variety of factors, including increased legal fees relating to intellectual property filings.

      Research, Development, and Engineering Expense. Research, development, and engineering expense increased 32.1% to $3.7 million in the first quarter of 2001 from $2.8 million in the first quarter of 2000. RD&E expense was 10.3% of net sales in the first quarter of 2001 compared to 7.1% in the first quarter of 2000. RD&E expense overall increased as the result of the development of new display products and technologies, primarily LCoS microdisplays. As we begin to ramp up our production of LCoS microdisplays, many of the production start-up expenses are included in RD&E expense.

      Other Income (Expense), Net. Other income was $2.1 million in the first quarter of 2001 compared to $580,000 in the first quarter of 2000. The difference was a result of increased interest income and reduced interest expense. Increased interest income was a result of our increased cash and investment balances. Those increased cash and investment balances were primarily as a result of our equity offering in May 2000.

      Provision for Income Taxes. We recorded a provision for income taxes of $119,000 in the first quarter of 2001 compared to $1.8 million for the first quarter of 2000. This change resulted from having lower income in the first quarter of 2001 compared to the same period in 2000. The tax rate was 33.0% for the first quarter of 2001. We expect our worldwide tax rate in 2001 to be approximately 33.0%.

      Net Income. Net income was $242,000, or $0.01 per diluted share, in the first quarter of 2001 compared to $3.6 million, or $0.18 per diluted share, in the first quarter of 2000.

Quarterly Results of Operations

      The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended March 31, 2001. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

	(unaudited)
	(in thousands)

	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2000				2001

Net sales	$39,162	$44,926	$40,231	$36,365	$35,616

Cost and expenses:

Cost of sales	29,360	34,157	31,115	30,092	31,243

Selling, general, and administrative	2,262	2,418	2,453	2,368	2,491

Research, development, and engineering	2,763	2,989	3,734	3,809	3,661

	34,385	39,564	37,302	36,269	37,395

Operating income (loss)	4,777	5,362	2,929	96	(1,779)

Other income (expense), net	580	1,165	2,736	2,703	2,140

Income (loss) before provision for (benefit from) income taxes	5,357	6,527	5,665	2,799	361

Provision for (benefit from) income taxes	1,770	2,158	1,320	266	119

Net income (loss)	$3,587	$4,369	$4,345	$2,533	$242

Business Outlook

      Weak and uncertain demand in the cellular handset industry and continued issues with handset inventories has led to cancellations, delays, and push-outs for existing and new customers’ programs and, consequently, limited visibility for us with regard to revenue expectations for the remainder of the year. In addition, the pressure on display prices has intensified, and we are experiencing accelerated reductions of our LCD module selling prices. Based on these unsettled conditions and pricing pressures, we expect revenue in the second quarter of 2001 to be in the range of $20 to $30 million and to report a loss in that second quarter in the range of $.25 to $.35 per share.

Liquidity and Capital Resources

      At March 31, 2001, we had cash, cash equivalents and short-term investments of $153.9 million compared to cash, cash equivalents and short-term investments of $165.6 million at December 31, 2000. This decrease was due primarily to our operating cash outflow and our stock buyback program.

      In the quarter ended March 31, 2001, we had $7.2 million in net cash outflow from operations compared to $2.8 million in net cash flow provided by operations in the quarter ended March 31, 2000. This net cash outflow is primarily because of increased receivables, increased inventories, and lower net income. Specifically, inventory turns decreased from 9.3 in the first quarter of 2000 to 6.6 in the first quarter of 2001and accounts receivable DSOs (Day Sales Outstanding) increased to 68 days in the first quarter of 2001 from 43 days in the first quarter of 2000. Inventory turns decreased because of program push-outs and accounts receivable; DSOs increased because our largest OEM customer has extended the terms on existing invoices. Depreciation expense decreased to $1.4 million for the first quarter of 2001 compared to $1.6 million for the first quarter of 2000. This decrease primarily relates to decreased starts on our LCD line and assets becoming fully depreciated.

      Our working capital was $191.6 million at March 31, 2001 and $194.5 million at December 31, 2000. Our current ratio was 10.0-to-1 at March 31, 2001 as compared to 10.1-to-1 at December 31, 2000. Our working capital and current ratio have remained relatively unchanged from December 2000.

      Under our $30 million stock buy-back program announced in December 2000, we purchased almost 150,000 shares of our common stock for a total of $2.5 million in the first quarter of 2001. Since the start of the buy-back program, we have purchased just over 390,000 shares for $7.2 million.

      In January 2001, we amended and revised our credit facility with Imperial Bank to reduce it to $15.0 million. There are no other participating lenders on that facility. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. Our Three-Five Systems Limited subsidiary has established an annually renewable credit facility with a United Kingdom bank in order to fund its working capital requirements. The credit facility, which expires January 15, 2002, provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. No borrowings are outstanding under this facility. As of March 31, 2001, our Beijing subsidiary had an outstanding $2.7 million term loan due May 4, 2001 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Imperial Bank.

      Capital expenditures during the quarter ended March 31, 2001 were approximately $1.6 million. These capital expenditures primarily consisted of equipment for our operations in Manila, Beijing, and Arizona, including manufacturing equipment for LCoS microdisplays.

      We believe that our existing balances of cash and cash equivalents, short-term investments, anticipated cash flows from operations, and available credit lines will provide adequate sources to fund our operations and planned expenditures through 2001. We may have to expand our loan commitments or pursue alternate methods of financing or raise capital, however, should we encounter additional cash requirements. For example, accounts receivable and inventory could rise faster than anticipated. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, which may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

      Impact of Recently Issued Standards.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 was not material to the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      There are no material changes in reported market risks since the Company’s most recent filing on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) None.

(b) Reports on Form 8-K: Report on Form 8-K on March 19, 2001 furnishing an Item 9 FD disclosure.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREE-FIVE SYSTEMS, INC. (Registrant)

Dated: April 19, 2001	By:	/s/ Jeffrey D. Buchanan

	Name: Its:	Jeffrey D. Buchanan Executive Vice President Finance, Administration and Legal; Chief Financial Officer