Form 10-Q
period 2001-06-30
THREE FIVE SYSTEMS INC
filed 2001-07-27
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

Commission File Number 1-4373

THREE-FIVE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0654102 I.R.S. Employer Identification Number

1600 North Desert Drive, Tempe, Arizona (Address of principal executive offices)	85281 (Zip Code)

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

YES    X                   NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF JUNE 30, 2001

Common Par value $.01 per share	21,345,330

THREE-FIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

		Page

	PART I —FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets— December 31, 2000 and June 30, 2001	1

	Condensed Consolidated Statements of Operations— Three Months and Six Months Ended June 30, 2000 and 2001	2

	Condensed Consolidated Statements of Cash Flows— Six Months Ended June 30, 2000 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

	PART II —OTHER INFORMATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	13

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	14

	SIGNATURES	14

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2000	2001

		(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$98,876	$65,887

Short-term investments	66,695	80,515

Accounts receivable, net	23,635	23,002

Inventories	20,516	16,667

Taxes receivable	—	5,350

Deferred tax asset	4,346	4,346

Other current assets	1,778	1,994

Total current assets	215,846	197,761

Long-term Investments	4,534	8,015

Property, Plant and Equipment, net	43,254	43,580

Other Assets	4,209	1,375

	$267,843	$250,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$11,404	$10,752

Accrued liabilities	7,005	4,221

Current taxes payable	239	—

Term loan	2,706	2,706

Total current liabilities	21,354	17,679

Deferred Tax Liability	4,487	4,487

Commitments and Contingencies

Stockholders’ Equity:

Common stock	217	217

Additional paid-in capital	198,215	198,667

Retained earnings	48,430	37,324

Stock subscription note receivable	—	(424)

Accumulated other comprehensive loss	(234)	(67)

Less – treasury stock, at cost	(4,626)	(7,152)

Total stockholders’ equity	242,002	228,565

	$267,843	$250,731

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	2001	2000	2001

Net Sales	$44,926	$25,013	$84,088	$60,629

Costs and Expenses:

Cost of sales	34,157	32,160	63,517	63,403

Selling, general, and administrative	2,418	2,922	4,680	5,413

Research, development, and engineering	2,989	4,795	5,752	8,456

	39,564	39,877	73,949	77,272

Operating income (loss)	5,362	(14,864)	10,139	(16,643)

Other Income (Expense):

Interest, net	1,185	1,811	1,789	3,939

Loss on investment in start-up company	—	(3,820)	—	(3,820)

Other, net	(20)	(64)	(44)	(52)

	1,165	(2,073)	1,745	67

Income (Loss) before Provision for (Benefit from) Income Taxes:	6,527	(16,937)	11,884	(16,576)

Provision for (benefit from) income taxes	2,158	(5,589)	3,928	(5,470)

Net Income (Loss)	$4,369	$(11,348)	$7,956	$(11,106)

Earnings (Loss) Per Common Share:

Basic	$0.22	$(0.53)	$0.41	$(0.52)

Diluted	$0.21	$(0.53)	$0.39	$(0.52)

Weighted Average Number of Common Shares:

Basic	19,807	21,342	19,370	21,385

Diluted	21,083	21,342	20,593	21,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2000	2001

Cash Flows From Operating Activities:

Net income (loss)	$7,956	$(11,106)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	3,087	2,855

Provision for accounts receivable valuation reserves	105	185

Loss on disposal of assets	—	1,289

Loss on investment in start-up company	—	3,820

Change in assets and liabilities:

(Increase) decrease in accounts receivable	(5,005)	448

(Increase) decrease in inventories	(2,843)	3,849

Increase in other assets	(1,062)	(216)

Increase (decrease) in accounts payable and accrued liabilities	1,368	(3,436)

Increase (decrease) in taxes payable and deferred taxes, net	1,064	(5,589)

Net cash provided by (used in) operating activities	4,670	(7,901)

Cash Flows from Investing Activities:

Purchase of property, plant, and equipment, net	(5,254)	(4,470)

Purchase of investments	(46,545)	(151,325)

Proceeds from maturities/sales of investments	—	134,276

Other investments	(500)	(1,000)

Net cash used in investing activities	(52,299)	(22,519)

Cash Flows from Financing Activities:

Net proceeds from equity offering	128,638	—

Purchase of treasury stock	—	(2,526)

Stock options exercised	1,224	42

Net cash provided by (used in) financing activities	129,862	(2,484)

Effect of exchange rate changes on cash and cash equivalents	(37)	(85)

Net increase (decrease) in cash and cash equivalents	82,196	(32,989)

Cash and cash equivalents, beginning of period	45,363	98,876

Cash and cash equivalents, end of period	$127,559	$65,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Three-Five Systems, Inc. and Subsidiaries (the Company) Notes to Condensed Consolidated Financial Statements

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s December 31, 2000 financial statements and accompanying notes thereto.

Note B	Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three- and six-month month periods ended June 30, 2000 and 2001. Diluted earnings per common share for the three- and six-month periods ended June 30, 2000 are determined assuming that outstanding options and warrants were exercised at the beginning of the period or at the time of issuance, if later. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings (loss) per share for the three- and six-month periods ended June 30, 2001, as their effect was anti-dilutive. Set forth below are the disclosures for the three- and six-month periods ended June 30, 2000 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

	(unaudited)
	(in thousands, except per share data)
Basic earnings (loss) per share:

Income (loss) available to common stockholders	$4,369	$(11,348)	$7,956	$(11,106)

Weighted average common shares	19,807	21,342	19,370	21,385

Basic per share amount	$0.22	$(0.53)	$0.41	$(0.52)

Diluted earnings (loss) per share:

Income (loss) available to common stockholders	$4,369	$(11,348)	$7,956	$(11,106)

Weighted average common shares	19,807	21,342	19,370	21,385

Options and warrants assumed exercised	1,276	—	1,223	—

Total common shares plus common Stock equivalents	21,083	21,342	20,593	21,385

Diluted per share amount	$0.21	$(0.53)	$0.39	$(0.52)

Note C	Inventories consist of the following at:

	December 31,	June 30,
	2000	2001

		(unaudited)
	(in thousands)
Raw materials	$15,898	$13,527

Work-in-process	1,904	2,525

Finished goods	2,714	615

	$20,516	$16,667

Note D	Property, plant, and equipment consist of the following at:

	December 31,	June 30,
	2000	2001

		(unaudited)
	(in thousands)
Building and improvements	$16,426	$16,505

Furniture and equipment	53,762	56,775

	70,188	73,280

Less accumulated depreciation	(26,934)	(29,700)

	$43,254	$43,580

Note E	Segment information:

The Company monitors and evaluates the financial performance of its operations by its four operating segments located in various parts of the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

The following operating segment information includes financial information (in thousands) for all four of the Company’s operating segments.

Three Months Ended
June 30, 2000	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	$18,321	$13,882	$12,723	$—	$—	$44,926

Intersegment sales	20,501	—	605	825	(21,931)	—

Income (loss) before provision for (benefit from) income taxes	2,519	1,025	3,000	16	(33)	6,527

Three Months Ended
June 30, 2001	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	$8,656	$6,836	$9,521	$—	$—	$25,013

Intersegment sales	13,446	—	348	1,741	(15,535)	—

Income (loss) before provision for (benefit from) income taxes	(15,222)	(101)	(1,627)	34	(21)	(16,937)

Six Months Ended
June 30, 2000	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	$33,918	$32,478	$17,692	$—	$—	$84,088

Intersegment sales	39,564	—	5,328	1,524	(46,416)	—

Income (loss) before provision for (benefit from) income taxes	4,018	2,510	5,413	30	(87)	11,884

Six Months Ended
June 30, 2001	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	$17,621	$23,718	$19,290	$—	$—	$60,629

Intersegment sales	37,791	—	1,041	3,977	(42,809)	—

Income (loss) before provision for (benefit from) income taxes	(16,366)	579	(795)	79	(73)	(16,576)

Note F	Comprehensive income for the periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

	(unaudited)
	(in thousands)
Net income (loss)	$4,369	$(11,348)	$7,956	$(11,106)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	(35)	(101)	(37)	(85)

Unrealized gains on securities, net of tax	—	134	—	252

Comprehensive income (loss)	$4,334	$(11,315)	$7,919	$(10,939)

Note G	Commitments and Contingencies:

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of the Company, the ultimate settlement of these administrative proceedings will not materially impact the Company’s financial position or results of operations.

Note H	Benefit Plans

On April 26, 2001, the stockholders approved a proposal to amend the Company’s 1994 Automatic Stock Option Plan for Non-Employee Directors (the “1994 Plan”) to (a) adjust the automatic grants made under the 1994 Plan for stock splits, adjustments, and other organic changes, (b) to increase the annual grants of stock to Directors under the 1994 Plan from 500 to 2,000 shares, (c) to increase the initial grants to new Directors from 1,000 to 5,000 shares, and (d) to increase the period allowed for exercise of shares when a Director retires or concludes his service with the Company from six months to the period equal to the term of his service with the Company.

Note I	Stockholder Rights Plan

During the second quarter of 2001, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, the Company will issue a dividend of one Preferred Share Purchase Right (the “Right”) for each share of common stock of the Company held by stockholders of record as of the close of business on May 14, 2001. Each Right will entitle stockholders to buy one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $120.00 (subject to adjustment). The Rights Plan was not adopted in response to any specific takeover threat. The Rights Plan, however, was designed to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company, and to guard against coercive or unfair tactics to gain control of the Company without paying all stockholders a premium for that control.

In general, the Rights become exercisable when a person or group acquires 15% or more of the Company’s common stock or a tender offer or exchange offer for 15% or more of the Company’s common stock is announced or commenced. The Company’s Board of Directors may redeem the Rights at $0.01 per Right at any time before any person or group acquires 15% or more of the outstanding common stock of the Company. If not redeemed, the Rights will expire on May 14, 2011.

Note J	Joint Venture

On June 5, 2001, the Company and DuPont Displays, a business unit of DuPont iTechnologies, announced that the companies had formed Three-D OLED L.L.C., a new display module joint venture which will design, assemble and market Organic Light Emitting Diode (OLED) display modules to original equipment manufacturers worldwide. The venture will be focused on glass substrate and passive matrix Polymer OLED displays developed by DuPont Displays and UNIAX Corporation, a wholly owned subsidiary of DuPont. In addition, the venture may also market and sell glass substrate, passive matrix small molecule OLED modules. The Company received a 51% ownership interest and DuPont Displays received a 49% ownership interest in the venture. The Company controls the venture as currently defined by EITF No. 96-16. Accordingly, the venture is consolidated into the Company’s financial statements, and the DuPont interest is accounted for as a minority interest.

Note K	Other Assets

In the second quarter of 2001, the Company wrote off its investment of $3.8 million in Inviso, Inc. Inviso is currently in the process of raising additional funds to operate its business in a very difficult venture capital market. Even if this fund-raising effort is successful, the Company believes it would dilute the value of original investment to a negligible amount. Therefore, the Company determined that its investment was impaired and must be written off.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     Except for the historical information contained herein, this Report contains forward-looking statements, including those relating to revenue, earnings, margins, pricing pressures, quarterly fluctuations, the impact of our moving the Arizona LCD facility, material shortages, research, development, and engineering expense, selling, general and administrative expense, and liquidity and anticipated cash needs that involve risks and uncertainties that could cause actual results to differ materially.

     We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 2000.

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

     We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999 and 2000 from the mobile handset market. When we win a design program, our customer sometimes pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as the costs of nonrecurring tooling for custom components. The typical design program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been higher than 100,000 units per week. The selling price of our LCD modules usually ranges between $5 and $20 per unit. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Generally, all of these conditions are met at the time we ship products to customers.

     We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers. Motorola and its subcontractors accounted for 34.6% of our net sales in 1997, 63.6% in 1998, 86.1% in 1999, and 86.9% in 2000. In the second quarter of 2001, products shipped to Motorola and its subcontractors accounted for 81.1% of our revenue.

     During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. As a result, sales usually peak in the fourth quarter of a calendar year and are lower in the following quarter. This pattern did not occur in the fourth quarter of 2000 and the first quarter of 2001 as a result of supply interruptions in the fourth quarter and reduced expectations in the mobile handset market.

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

     We vertically integrate our manufacturing facilities. In Arizona, we operate the front-end of our high-volume LCD production line. We generally have used the Arizona facility for the manufacture of more technologically complex and custom high-volume LCDs. We also purchase LCDs from second sources to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we ship LCDs to our facilities in Manila, the Philippines, or Beijing, China, for assembly into modules.

     During the second quarter, we made the strategic decision to move our front-end, high-volume LCD line from Arizona to Asia. The LCD line will be operated in Arizona through the third quarter and then we expect it will take two to three quarters to re-install the line in Asia. We expect to incur no interruption in our LCD module production as we will rely on built inventory stock and second sources during the period that the line is being moved.

     In Manila, we assemble LCDs into modules and perform certain back-end LCD processing operations. Our back-end LCD processing operations are conducted in Manila through a third-party subcontract manufacturer. The subcontractor supplies direct labor and incidental services required to manufacture our products. All indirect manufacturing employees, primarily technicians, supervisors, and engineers, are our employees. Our LCD module operations are conducted at our own factory, where we employ our own employees and do not employ the services of a third-party subcontractor.

     In Beijing, we also assemble LCDs into modules. Our LCD module operations in Beijing are conducted at a facility we own through a wholly owned foreign subsidiary. We employ our own employees in Beijing and do not employ the services of a third-party subcontractor.

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

     In April 1998, we entered into a strategic relationship with Inviso, Inc., a privately held company with numerous patents and proprietary technology related to microdisplay development. We acquired a minority equity interest in Inviso for approximately $3.3 million. In March 2000, we acquired an additional interest in Inviso for $500,000, raising our total minority equity interest to $3.8 million. As part of this strategic relationship, we provide proprietary manufacturing capabilities and liquid crystal expertise, and Inviso provides patented and proprietary technologies and components for the joint development of microdisplay products.

     In the second quarter of 2001, we wrote off our investment of $3.8 million in Inviso. Inviso is currently in the process of raising additional funds to operate its business in a very difficult venture capital market. Even if this fund-raising effort is successful, we believe it would dilute the value of original investment to a negligible amount. Therefore, we determined that our investment was impaired, as that term is defined under generally accepted accounting principles, and must be written off.

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

     In March 2001, we invested $1 million in Silicon Bandwidth, Inc., a privately held company providing unique semiconductor and optoelectronic interconnect solutions based upon multiple, patented, proprietary technologies. We are working closely with Silicon Bandwidth to design unique, cost-effective, reconfigurable packaging platforms for LCoS microdisplays.

     During the second quarter of 2001, we formed a new company, Three-D OLED L.L.C., with DuPont Displays, a business unit of DuPont Corporation. We own 51% of this new venture, and DuPont Displays own 49%. The companies have pledged $3.0 million to the venture. Our share of that obligation is slightly over $1.5 million. This new venture will design, assemble, and market OLED (Organic Light Emitting Diode) display modules to OEMs worldwide. The venture will focus on glass substrate, passive matrix OLED displays. OLED technology utilizes advanced materials to produce bright, high-contrast, emissive displays. The venture will be headquartered in Tempe, Arizona, within our existing corporate headquarters, and controlled by us. The venture will utilize the glass panel output of a new high-volume manufacturing plant located in Taiwan, recently announced by DuPont and RiTdisplay Technology Corporation. The venture may also use other OLED glass panel sources. OLED display modules will be assembled at our display module assembly facilities in Beijing and Manila.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

     Net Sales. Net sales decreased 44.3% to $25.0 million in the three months ended June 30, 2001 from $44.9 million in the three months ended June 30, 2000. This decrease was primarily a result of the downturn in the mobile handset market. We derived more than 80% of our net sales from the mobile handset market. Since the second half of 2000, weak and uncertain demand in the mobile handset industry and continued issues with handset inventories has led to cancellations, delays and push-outs for existing and new customers’ programs. In addition, pricing pressures in the LCD module industry have led to a reduction in average selling prices.

     Cost of Sales. Cost of sales increased to 128.6% of net sales in the three months ended June 30, 2001 from 76.0% in the three months ended June 30, 2000. The higher percentage was a result of intense pricing pressure and operating inefficiencies caused by reduced production volumes. In addition, we had a $2.4 million charge relating to the write-off of our inventory. The inventory write-off occurred because of cancellations by customers of various end-of-life programs.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense, or SG&A, increased to $2.9 million in the three months ended June 30, 2001 from $2.4 million in the three months ended June 30, 2000. The increase in SG&A expense was a result of a variety of factors. In addition, we wrote off $1.3 million related to our decision to abandon the implementation of an enterprise resource planning system. That charge was allocated to all departments, including cost of sales, SG&A, and RD&E. SG&A expense was 11.6% of net sales in the three months ended June 30, 2001 compared to 5.3% in the three months ended June 30, 2000. The higher percentage was generally caused by the lower net sales.

     Research, Development, and Engineering Expense. Research, development, and engineering, or RD&E, expense increased 60.0% to $4.8 million in the three months ended June 30, 2001 from $3.0 million in the three months ended June 30, 2000. RD&E expense overall increased as the result of the development of new display products and technologies, primarily LCoS microdisplays. The increase in LCoS microdisplays was generally as a result of the increased initial production of LCoS microdisplays because many of the production start-up expenses are included as RD&E expense. Also included in RD&E are costs associated with our decision to abandon the implementation of an ERP system described above.

     Other Income/Expense, Net. Other expense in the three months ended June 30, 2001 was $2.1 million compared to other income of $1.2 million in the three months ended June 30, 2000. The write-off of our $3.8 million Inviso investment, described earlier, was the principal reason for the difference. The write-off was offset by interest income of $1.8 million.

     Provision for (Benefit from) Income Taxes. We had a benefit from income taxes of $5.6 million in the three months ended June 30, 2001 compared to a provision for income taxes of $2.2 million in the three months ended June 30, 2000. The tax benefit rate was 33.0% in the three months ended June 30, 2001 compared to the tax provision rate of 33.1% in the three months ended June 30, 2000.

     Net Income (Loss). Net loss was $11.3 million, or $0.53 per diluted share, in the three months ended June 30, 2001 compared to net income of $4.4 million, or $0.21 per diluted share, in the three months ended June 30, 2000. We had several special charges this quarter, including the write-off of our investment in Inviso, the write-off of certain inventory, and the write-off of an ERP system implementation. Excluding those special charges, our net loss for the three months ended June 30, 2001 was approximately $6.3 million, or $0.29 per diluted share.

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

     Net Sales. Net sales decreased 27.9% to $60.6 million in the six months ended June 30, 2001 from $84.1 million in the six months ended June 30, 2000. This decrease was primarily a result of the downturn in the mobile handset market. We derived more than 80% of our net sales from the mobile handset market. Since the second half of 2000, weak and uncertain demand in the mobile handset industry and continued issues with handset inventories has led to cancellations, delays and push-outs for existing and new customers’ programs. In addition, pricing pressures in the LCD module industry have led to a reduction in average selling prices.

     Cost of Sales. Cost of sales increased to 104.6% of net sales in the six months ended June 30, 2001 from 75.5% in the six months ended June 30, 2000. The higher percentage was a result of intense pricing pressure and operating inefficiencies due to reduced production volumes. In addition, we had a $2.4 million charge in the second quarter relating to the write-off of our inventory. The inventory write-off occurred because of cancellations by customers of various end-of-life programs.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 14.9% to $5.4 million in the six months ended June 30, 2001 from $4.7 million in the six months ended June 30, 2000. The increase in SG&A expense was the result of a variety of factors. In addition, we wrote off $1.3 million related to our decision to abandon the implementation of an enterprise resource planning system. That charge was allocated to all departments, including cost of sales, SG&A, and RD&E. SG&A expense was 8.9% of net sales in the six months ended June 30, 2001 compared to 5.6% in the six months ended June 30, 2000. The higher percentage was generally caused by the lower net sales.

     Research, Development, and Engineering Expense. Research, development, and engineering expense increased 46.6% to $8.5 million in the six months ended June 30, 2001 from $5.8 million in the six months ended June 30, 2000. RD&E expense overall increased as the result of the development of new display products and technologies, primarily microdisplays. The increase in LCoS microdisplays was generally as a result of the increased production of LCoS microdisplays because many of the production start-up expenses are included as RD&E expense. Also included in RD&E are costs associated with our decision to abandon the ERP implementation described above. RD&E expense was 14.0% of net sales in the six months ended June 30, 2001 compared to 6.9% in the six months ended June 30, 2000. The higher percentage was generally caused by lower net sales.

     Other Income (Expense), Net. Other income in the six months ended June 30, 2001 was $67,000 compared to other income of $1.7 million in the six months ended June 30, 2000. The write-off of our $3.8 million Inviso investment, described earlier, was the principal reason for the difference. The write-off was offset by interest income of $3.9 million.

     Provision for (Benefit from) Income Taxes. We had a benefit from income taxes of $5.5 million for the six months ended June 30, 2001 compared to a provision for income taxes of $3.9 million for the six months ended June 30, 2000.

     Net Income (Loss). The net loss was $11.1 million, or $0.52 per diluted share, in the six months ended June 30, 2001 compared to net income of $8.0 million, or $0.39 per diluted share, in the six months ended June 30, 2000. We had several special charges in the second quarter, including the write-off of our investment in Inviso, the write-off of certain inventory, and the write-off of an ERP system implementation. Excluding those special charges, our net loss for the six months ended June 30, 2001 was approximately $6.1 million, or $0.28 per diluted share.

Quarterly Results of Operations

     The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended June 30, 2001. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Condensed Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

	(unaudited)
	(in thousands)
	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
	2000			2001

Net sales	$44,926	$40,231	$36,365	$35,616	$25,013

Cost and expenses:

Cost of sales	34,157	31,115	30,092	31,243	32,160

Selling, general, and administrative	2,418	2,453	2,368	2,491	2,922

Research, development, and engineering	2,989	3,734	3,809	3,661	4,795

	39,564	37,302	36,269	37,395	39,877

Operating income (loss)	5,362	2,929	96	(1,779)	(14,864)

Other income (expense), net	1,165	2,736	2,703	2,140	(2,073)

Income (loss) before provision for (benefit from) income taxes	6,527	5,665	2,799	361	(16,937)

Provision for (benefit from) income taxes	2,158	1,320	266	119	(5,589)

Net income (loss)	$4,369	$4,345	$2,533	$242	$(11,348)

Liquidity and Capital Resources

     At June 30, 2001, we had cash, cash equivalents, and liquid investments of $154.4 million compared to $170.1 million at December 31, 2000. This decrease was due primarily from our operating cash outflow, the purchase of capital equipment, and our stock buyback program.

     In the quarter ended June 30, 2001, we had about $700,000 in net cash outflow from operations compared to $1.9 million in net cash flow from operations in the quarter ended June 30, 2000. Despite the large net loss for the quarter, operating cash outflow was minimal due primarily to the one-third reduction in the company’s inventory or $8.8 million during the quarter.

     Depreciation expense was $1.4 million for the second quarter of 2001 compared to $1.5 million for the second quarter of 2000. Inventory turns were 7.8 in the second quarter of 2001 compared to 8.9 in the second quarter of 2000. Accounts receivable DSOs (Day Sales Outstanding) were 65 days in the second quarter of 2001 compared to 52 days in the second quarter of 2000. DSOs have increased because our largest OEM customer has extended the terms on existing invoices..

     In the first six months of 2001, we had $7.9 million in net cash outflow from operations compared to $4.7 million in positive net cash flow from operations during 2000. Our cash flow was negatively impacted during the first six months of 2001 primarily as a result of decreased net income.

     Our working capital was $180.1 million at June 30, 2001 compared with $194.5 million at December 31, 2000. Our current ratio increased to 11.2-to-1 at June 30, 2001 from 10.1-to-1 at December 31, 2000. Our working capital decreased as a result of our cash outflow. Our current ratio improved from December 2000 due to our lower current liabilities.

     In January 2001, we amended and revised our credit facility with Imperial Bank to reduce it to $15.0 million. There are no other participating lenders on that facility. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. Our Three-Five Systems Limited subsidiary has established an annually renewable credit facility with a United Kingdom bank in order to fund its working capital requirements. The credit facility, which expires January 15, 2002, provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. No borrowings are outstanding under this facility. As of June 30, 2001, our Beijing subsidiary had an outstanding $2.7 million term loan due May 4, 2002 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Imperial Bank.

     Capital expenditures during the three months ended June 30, 2001 were approximately $2.9 million. These capital expenditures primarily consisted of equipment for our operations in Manila, Beijing, and Arizona, including manufacturing and test equipment for LCoS microdisplays.

     Under our $30 million stock buy-back program announced in December 2000, we purchased almost 150,000 shares of our common stock for a total of $2.5 million in the first quarter of 2001. No shares were purchased in the second quarter of 2001. Since the start of the buy-back program, we have purchased just over 390,000 shares for $7.2 million.

     We believe that our existing balances of cash and cash equivalents, short-term investments, anticipated cash flows from operations, and available credit lines will provide adequate sources to fund our operations and planned expenditures through 2001; however, we may have to expand our loan commitments or pursue alternate methods of financing or raise capital should we encounter additional cash requirements. For example, accounts receivable and inventory could rise faster than anticipated. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, which may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There are no material changes in reported market risks since the Company’s most recent filing on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on April 26, 2001. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Against

David C. Malmberg	16,619,837	139,475

Jack L. Saltich	15,134,600	1,624,712

Jeffrey D. Buchanan	15,094,620	1,664,692

Thomas H. Werner	16,619,257	140,055

Kenneth M. Julien	16,415,678	343,834

David P. Chavoustie	13,697,241	3,252,071

Murray A. Goldman	16,581,256	178,056

     The following items were also voted upon and approved by the stockholders:

     (a)  To approve the Amended and Restated 1994 Automatic Stock Option Plan for Non-Employee Directors.

Votes in Favor	Opposed	Abstain

14,913,493	1,777,020	68,779

     (b)  To ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2001.

Votes in Favor	Opposed	Abstain

16,612,090	112,083	35,139

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit 4(b):	Rights Agreement, dated as of April 26, 2001, between Three-Five Systems, Inc. and Bank of New York, as Rights Agent, together with the following exhibits thereto: Exhibit A – Form of Certificate of Designation of Series A Junior Participating Preferred Stock of Three-Five Systems, Inc.; Exhibit B – Form of Right Certificate; Exhibit C – Summary of Rights to Purchase Shares of Preferred Stock of Three-Five Systems, Inc.(1)

Exhibit 10(x):	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors.

     (b)  Reports on Form 8-K:

Report on Form 8-K on May 10, 2001 reporting declaration of preferred share purchase right dividend.

(1)	Incorporated by reference to the Registrant’s Form 8-A as filed with the Commission on May 10, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.
(Registrant)

Dated: July 26, 2001	By:	/s/ Jeffrey D. Buchanan;
	Name:	Jeffrey D. Buchanan
	Its:	Executive Vice President; Chief Financial Officer