Form 10-Q
period 2001-09-30
THREE FIVE SYSTEMS INC
filed 2001-11-02
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001

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

YES            NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF SEPTEMBER 30, 2001

Common	21,380,953
Par value $.01 per share

THREE-FIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

		Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets-

	December 31, 2000 and September 30, 2001	1

	Condensed Consolidated Statements of Income-

	Three Months and Nine Months Ended September 30, 2000 and 2001	2

	Condensed Consolidated Statements of Cash Flows-

	Nine Months Ended September 30, 2000 and 2001	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS	7

ITEM 5.	OTHER INFORMATION	12

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13

SIGNATURES		13

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2000	2001

		(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$98,876	$63,866

Short-term investments	66,695	85,066

Accounts receivable, net	23,635	20,359

Inventories	20,516	17,851

Deferred tax asset	4,346	4,346

Other current assets	1,778	9,530

Total current assets	215,846	201,018

Long-term Investments	4,534	1,527

Property, Plant and Equipment, net	43,254	45,180

Other Assets	4,209	1,377

	$267,843	$249,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$11,404	$12,397

Accrued liabilities	7,005	3,968

Current taxes payable	239	—

Term loan	2,706	2,706

Total current liabilities	21,354	19,071

Deferred Tax Liability	4,487	4,487

Minority Interest in Consolidated Subsidiary	—	428

Commitments and Contingencies

Stockholders’ Equity:

Common stock	217	217

Additional paid-in capital	198,215	198,956

Retained earnings	48,430	33,328

Stock subscription note receivable	—	(432)

Accumulated other comprehensive income (loss)	(234)	199

Less – treasury stock, at cost	(4,626)	(7,152)

Total stockholders’ equity	242,002	225,116

	$267,843	$249,102

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2000	2001	2000	2001

Net Sales	$40,231	$26,594	$124,319	$87,223

Costs and Expenses:

Cost of sales	31,115	27,453	94,632	90,856

Selling, general and administrative	2,453	2,444	7,133	7,857

Research, development and engineering	3,734	4,224	9,486	12,680

	37,302	34,121	111,251	111,393

Operating income (loss)	2,929	(7,527)	13,068	(24,170)

Other Income (Expense):

Interest, net	2,756	1,500	4,545	5,439

Loss on investment in start-up company	—	—	—	(3,820)

Other, net	(20)	(3)	(64)	(55)

	2,736	1,497	4,481	1,564

Minority Interest in Loss of Consolidated Subsidiary	—	62	—	62

Income (Loss) before Provision for (Benefit from) Income Taxes:	5,665	(5,968)	17,549	(22,544)

Provision for (Benefit from) income taxes	1,320	(1,972)	5,248	(7,442)

Net Income (Loss)	$4,345	$(3,996)	$12,301	$(15,102)

Earnings (Loss) per Common Share:

Basic	$0.20	$(0.19)	$0.61	$(0.70)

Diluted	$0.19	$(0.19)	$0.58	$(0.70)

Weighted Average Number of Common Shares:

Basic	$21,528	$21,363	$20,097	$21,427

Diluted	$22,595	$21,363	$21,311	$21,427

         The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2000	2001

Cash Flows from Operating Activities:

Net income (loss)	$12,301	$(15,102)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	4,655	4,356

Provision for accounts receivable valuation reserves	33	191

Loss on disposal of assets	—	1,289

Loss on investment in start-up company	—	3,820

Change in assets and liabilities:

(Increase) decrease in accounts receivable	(7,663)	3,085

(Increase) decrease in inventories	(6,439)	2,665

(Increase) decrease in other assets	(656)	(7,256)

Increase (decrease) in accounts payable and accrued liabilities	1,530	(1,616)

Increase (decrease) in taxes payable and deferred taxes, net	767	(239)

Net cash provided by (used in) operating activities	4,528	(8,803)

Cash Flows from Investing Activities:

Purchase of property, plant and equipment, net	(7,207)	(7,571)

Purchase of investments	(123,749)	(181,452)

Proceeds from maturities/sales of investments	—	166,539

Other investments	(500)	(1,510)

Net cash used in investing activities	(131,456)	(23,994)

Cash Flows from Financing Activities:

Net proceeds from equity offerings	128,657	—

Purchase of treasury stock	—	(2,526)

Stock options exercised	1,353	331

Net cash provided by (used in) financing activities	130,010	(2,195)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(102)	(18)

Net Increase (Decrease) in Cash and Cash Equivalents	2,980	(35,010)

Cash and Cash Equivalents, Beginning of Period	45,363	98,876

Cash and Cash Equivalents, End of Period	$48,343	$63,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

Three-Five Systems, Inc. and Subsidiaries (the Company)
Notes to Condensed Consolidated Financial Statements

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s December 31, 2000 financial statements and accompanying notes thereto.

Note B	Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three- and nine-month month periods ended September 30, 2000 and 2001. Diluted earnings per common share for the three- and nine-month periods ended September 30, 2000 are determined assuming that outstanding options and warrants were exercised at the beginning of the period or at the time of issuance, if later. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2001, as their effect was anti-dilutive. Set forth below are the disclosures for the three- and nine-month periods ended September 30, 2000 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(unaudited)
	(in thousands, except per share amounts)
Basic earnings (loss) per share:

Income (loss) available to common stockholders	$4,345	$(3,996)	$12,301	$(15,102)

Weighted average common shares	21,528	21,363	20,097	21,427

Basic per share amount	$0.20	$(0.19)	$0.61	$(0.70)

Diluted earnings (loss) per share:

Income (loss) available to common stockholders	$4,345	$(3,996)	$12,301	$(15,102)

Weighted average common shares	21,528	21,363	20,097	21,427

Options and warrants assumed exercised	1,067	—	1,214	—

Total common shares plus common stock equivalents	22,595	21,363	21,311	21,427

Diluted per share amount	$0.19	$(0.19)	$0.58	$(0.70)

Note C	Inventories consist of the following at:

	December 31,	September 30,
	2000	2001

		(unaudited)
	(in thousands)
Raw materials	$15,898	$14,097

Work-in-process	1,904	2,169

Finished goods	2,714	1,585

	$20,516	$17,851

Note D	Property, plant, and equipment, net consist of the following at:

	December 31,	September 30,
	2000	2001

		(unaudited)
	(in thousands)
Building and improvements	$16,426	$16,476

Furniture and equipment	53,762	59,905

	70,188	76,381

Less accumulated depreciation	(26,934)	(31,201)

	$43,254	$45,180

Note E	Segment information:

The company monitors and evaluates the financial performance of its operations by its four operating segments located in various parts of the world. These segments consist of three manufacturing operations, located in the United States, China, and the Philippines, and a sales and distribution operation in the United Kingdom.

The following operating segment information includes financial information (in thousands) for all four of the Company’s operating segments.

Three Months Ended
September 30, 2000	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	$17,577	$11,846	$10,808	$—	$—	$40,231

Intersegment sales	18,196	—	263	686	(19,145)	—

Income before provision for income taxes	3,676	895	1,027	14	53	5,665

Three Months Ended
September 30, 2001	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	4,654	10,243	11,697	—	—	26,594

Intersegment sales	15,883	—	1,014	1,899	(18,796)	—

Income (loss) before provision for (benefit from) income taxes	(7,392)	673	680	39	32	(5,968)

Nine Months Ended
September 30, 2000	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	$51,495	$44,324	$28,500	$—	$—	$124,319

Intersegment sales	57,760	—	5,591	2,210	(65,561)	—

Income (loss) before provision for (benefit from) income taxes	7,694	3,405	6,440	44	(34)	17,549

Nine Months Ended
September 30, 2001	United States	United Kingdom	China	Philippines	Eliminations	Total

(unaudited)
Net sales	$22,275	$33,961	$30,987	$—	$—	$87,223

Intersegment sales	53,674	—	2,055	5,876	(61,605)	—

Income (loss) before provision for (benefit from) income taxes	(23,758)	1,252	(115)	118	(41)	(22,544)

Note F	Comprehensive income for the periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(unaudited)
	(in thousands)
Net income (loss)	$4,345	$(3,996)	$12,301	$(15,102)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	(65)	67	(102)	(18)

Unrealized gains on securities, net of tax	—	199	—	451

Comprehensive income (loss)	$4,280	$(3,730)	$12,199	$(14,669)

Note G	Commitments and Contingencies:

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of the Company, the ultimate settlement of these administrative proceedings will not materially impact the Company’s financial position or results of operations.

Note H	Recently Issued Accounting Standards:

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. The Company will be required to adopt SFAS Nos. 141 and 142 on January 1, 2002. Management has reviewed the requirements of SFAS Nos. 141 and 142 and believes that the adoption of these statements will not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 modifies the method in which companies account for certain asset impairment losses. The Company will be required to adopt SFAS No. 144 on January 1, 2002. Management has not determined whether the adoption of SFAS No. 144 will have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         In addition to the historical information contained herein, this Report contains forward-looking statements, including those relating to revenue, earnings margins, pricing pressures, quarterly fluctuations, the impact of moving our the Arizona LCD line, material shortages, research, development, and engineering expense, selling, general and administrative expenses, and liquidity and anticipated cash needs that involve risks and uncertainties that could cause actual results to differ materially.

         We caution that these statements are qualified by various factors that may affect future results, including the following: changes in the market for our products and the success of our customers’ products, our success in moving products from the design phase to the manufacturing phase, the failure of key technologies to deliver commercially acceptable performance, our dependence on one large customer, the absence of long-term purchase commitments, and our lengthy development periods and product acceptance cycles. This Report should be read in conjunction with our Report on Form 10-K for the fiscal year ended December 31, 2000.

Overview

         We offer advanced design and manufacturing services to original equipment manufacturers, commonly referred to as OEMs. We specialize in custom display modules utilizing liquid crystal display, or LCD, components and technology. Our LCD modules have varying levels of integration. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services, which increase our competitiveness, by assembling additional components onto the module based upon the specific needs of the customer. These additional components may include such items as keypads, microphones, speakers, light guides, and optics.

         We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999, 2000 and in the first nine months of 2001 from the mobile handset market. When we win a design program, our customer sometimes pays all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as all or a portion of the costs of nonrecurring tooling for custom components. The typical design program life cycle of a custom-designed LCD module is three to twelve months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. We typically seek large volume programs from major OEMs. The minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been higher than 100,000 units per week. The selling price of our LCD modules usually ranges between $3 and $50 per unit. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Generally, all of these conditions are met at the time we ship products to customers.

         We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels primarily as a result of several new programs and customers. Motorola and its subcontractors accounted for 34.6% of our net sales in 1997, 63.6% in 1998, 86.1% in 1999, and 86.9% in 2000. In the first nine months of 2001, products shipped to Motorola and its subcontractors accounted for 84.8% of our revenue.

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

         During the second quarter of 2001, we announced our strategic decision to move our front-end, high-volume LCD line from Arizona to Asia. The LCD line was operated in Arizona through the third quarter, but we have now begun the process of shutting the line down. We expect it will take two to three quarters to re-install the line in Asia. We expect to incur no interruption in our LCD module production as we will rely on built inventory stock and second sources during the period that the line is being moved.

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

         In April 1998, we entered into a strategic relationship with Inviso, Inc., a privately held company with numerous patents and proprietary technology related to microdisplay development. We acquired a minority equity interest in Inviso for approximately $3.3 million. In March 2000, we acquired an additional interest in Inviso for $500,000, raising our total minority equity interest to $3.8 million. As part of this strategic relationship, we provided proprietary manufacturing capabilities and liquid crystal expertise, and Inviso provided patented and proprietary technologies and components for the joint development of microdisplay products.

         In the second quarter of 2001, we wrote off our investment of $3.8 million in Inviso because we determined that our investment was impaired, as that term is defined under generally accepted accounting principles. Inviso has been unable to raise funds to operate its business in a very difficult venture capital market.

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

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

         Net Sales. Net sales decreased 33.8% to $26.6 million in the three months ended September 30, 2001 from $40.2 million in the three months ended September 30, 2000. We shipped nearly the same number of LCD module units in the third quarter of 2001 as we shipped in the comparable quarter of 2000. Therefore, reductions in average selling prices (ASPs) account for nearly all of the decline in revenue. Those reductions have occurred because weak and uncertain demand in the mobile handset business have led to pricing pressures and excess capacity in the LCD module industry.

         Cost of Sales. Cost of sales increased to 103.4% of net sales in the three months ended September 30, 2001 from 77.3% in the three months ended September 30, 2000. The increase in cost of sales was mainly due to reductions in ASPs of LCD modules because of pricing pressures. The ASP declines leveled off between the second and third quarters of 2001. Therefore, our focus on cost reductions in the third quarter resulted in a reduced cost of sales as compared with the second quarter of 2001. Specifically, the cost of sales on LCD modules decreased to 97.7% in the third quarter of 2001 compared with 114.6% in the second quarter of 2001, not including special charges. The cost of sales for microdisplays remained in excess of the sales prices as we continued our yield enhancement efforts. Reductions in the microdisplay cost of sales should occur when shipments increase and the yields begin to rise.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense decreased 4.0% to $2.4 million in the three months ended September 30, 2001 from $2.5 million in the three months ended September 30, 2000. Selling, general, and administrative expense was 9.0% of net sales in the three months ended September 30, 2001 compared to 6.1% in the three months ended September 30, 2000. The higher percentage was generally caused by lower net sales.

         Research, Development and Engineering Expense. Research, development and engineering expense increased 13.5% to $4.2 million in the three months ended September 30, 2001 from $3.7 million in the three months ended September 30, 2000. RD&E expense overall increased as the result of the development of new display products and technologies, including LCoS microdisplays. The increase in LCoS microdisplay expense was generally a result of the increased initial production of LCoS microdisplays because many of the production start-up expenses are included as RD&E. Research, development and engineering expense was 15.8% of net sales in the three months ended September 30, 2001 compared to 9.3% in the three months ended September 30, 2000. The higher percentage was generally caused by lower net sales.

         Other Income (Expense), Net. Other income in the three months ended September 30, 2001 was $1.5 million compared to $2.7 million in the three months ended September 30, 2000. The decrease arose primarily due to lower interest rates earned and lower cash and investment balances.

         Provision for (Benefit from) Income Taxes. We had a benefit from income taxes of $2.0 million in the three months ended September 30, 2001 compared to a provision for income taxes of $1.3 million in the three months ended September 30, 2000. The tax benefit rate was 33.0% in the three months ended September 30, 2001 compared to the tax provision rate of 23.3% in the three months ended September 30, 2000.

         Net Income (Loss). Net loss was $4.0 million, or $0.19 per diluted share, in the three months ended September 30, 2001 as compared with net income of $4.3 million, or $0.19 per diluted share, in the three months ended September 30, 2000. If the microdisplay efforts are excluded, the net loss per share would have been $0.04 per share, which means that our microdisplay losses were $0.15 per share.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

         Net Sales. Net sales decreased 29.8% to $87.2 million in the nine months ended September 30, 2001 from $124.3 million in the nine months ended September 30, 2000. This decrease was primarily a result of the downturn in the mobile handset market. We derived more than 80% of our net sales from the mobile handset market. Since the second half of 2000, weak and uncertain demand in the mobile handset industry and continued issues with handset inventories has led to cancellations, delays and push-outs for existing and new customers’ programs. In addition, pricing pressures in the LCD module industry have led to a reduction in average selling prices.

         Cost of Sales. Cost of sales increased to 104.2% of net sales in the nine months ended September 30, 2001 from 76.1% in the nine months ended September 30, 2000. The higher percentage was a result of intense pricing pressure and operating inefficiencies due to reduced production volumes. In addition, we had a $2.4 million charge in the second quarter relating to the write-off of our inventory. The inventory write-off occurred because of cancellations by customers of various end-of-life programs.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 11.3% to $7.9 million in the nine months ended September 30, 2001 from $7.1 million in the nine months ended September 30, 2000. The increase in SG&A expense was the result of a variety of factors. In addition, we wrote off $1.3 million in the second quarter related to our decision to abandon the implementation of an enterprise resource planning system. That charge was allocated to all departments, including cost of sales, SG&A, and RD&E. SG&A expense was 9.1% of net sales in the nine months ended September 30, 2001 compared to 5.7% in the nine months ended September 30, 2000. The higher percentage was generally caused by the lower net sales.

         Research, Development, and Engineering Expense. Research, development, and engineering expense increased 33.7% to $12.7 million in the nine months ended September 30, 2001 from $9.5 million in the nine months ended September 30, 2000. RD&E expense overall increased as the result of the development of new display products and technologies, primarily microdisplays. The increase in LCoS microdisplays was generally as a result of the increased production of LCoS microdisplays because many of the production start-up expenses are included as RD&E expense. Also included in RD&E are costs associated with our decision to abandon the ERP implementation described above. RD&E expense was 14.6% of net sales in the nine months ended September 30, 2001 compared to 7.6% in the nine months ended September 30, 2000. The higher percentage was generally caused by lower net sales.

         Other Income (Expense), Net. Other income in the nine months ended September 30, 2001 was $1.6 million compared to other income of $4.5 million in the nine months ended September 30, 2000. The write-off our $3.8 million Inviso investment in the second quarter of 2001, described earlier, was the principal reason for the difference. The write-off was offset by interest income of $5.4 million.

         Provision for (Benefit from) Income Taxes. We had a benefit from income taxes of $7.4 million for the nine months ended September 30, 2001 compared to a provision for income taxes of $5.2 million for the nine months ended September 30, 2000.

         Net Income (Loss). The net loss was $15.1 million, or $0.70 per diluted share, in the nine months ended September 30, 2001 compared to net income of $12.3 million, or $0.58 per diluted share, in the nine months ended September 30, 2000. We had several special charges in the second quarter, including the write-off of our investment in Inviso, the write-off of certain inventory, and the write-off of an ERP system implementation. Excluding those special charges, our net loss for the nine months ended September 30, 2001 was approximately $10.1 million, or $0.47 per diluted share.

Quarterly Results of Operations

         The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended September 30, 2001. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Condensed Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

	(unaudited)
	(in thousands)
	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,

	2000		2001

Net sales	$40,231	$36,365	$35,616	$25,013	$26,594

Cost and expenses:

Cost of sales	31,115	30,092	31,243	32,160	27,453

Selling, general, and administrative	2,453	2,368	2,491	2,922	2,444

Research, development, and engineering	3,734	3,809	3,661	4,795	4,224

	37,302	36,269	37,395	39,877	34,121

Operating income (loss)	2,929	96	(1,779)	(14,864)	(7,527)

Other income (expense), net	2,736	2,703	2,140	(2,073)	1,497

Minority interest in loss of consolidated subsidiary	—	—	—	—	62

Income (loss) before provision for (benefit from) income taxes	5,665	2,799	361	(16,937)	(5,968)

Provision for (benefit from) income taxes	1,320	266	119	(5,589)	(1,972)

Net income (loss)	$4,345	$2,533	$242	$(11,348)	$(3,996)

Liquidity and Capital Resources

         At September 30, 2001, we had cash, cash equivalents, and liquid investments of $150.5 million compared to $170.1 million at December 31, 2000. This decrease was due primarily from our operating cash outflow, the purchase of capital equipment, and our stock buyback program.

         In the quarter ended September 30, 2001, we had about $900,000 in net cash outflow from operations compared to $142,000 in net cash outflow from operations in the quarter ended September 30, 2000. If the microdisplay efforts are excluded, we generated positive operating cash flow of $4.8 million of which $1.5 million was interest income.

         Depreciation expense was $1.5 million for the third quarter of 2001 compared to $1.6 million for the third quarter of 2000. Inventory turns were 6.6 in the third quarter of 2001 compared to 7.8 in the third quarter of 2000. Accounts receivable DSOs (Day Sales Outstanding) were 72 days in the third quarter of 2001 compared to 65 days in the second quarter of 2001.

         In the first nine months of 2001, we had $8.8 million in net cash outflow from operations compared to $4.5 million in positive net cash flow from operations during 2000. Our cash flow was negatively impacted during the first nine months of 2001 primarily as a result of decreased net income.

         Our working capital was $181.9 million at September 30, 2001 compared with $194.5 million at December 31, 2000. Our current ratio increased to 10.5-to-1 at September 30, 2001 from 10.1-to-1 at December 31, 2000. Our working capital decreased as a result of our cash outflow. Our current ratio improved from December 2000 due to our lower current liabilities.

         In January 2001, we amended and revised our credit facility with Comerica Bank to reduce it to $15.0 million. There are no other participating lenders on that facility. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. Our Three-Five Systems Limited subsidiary has established an annually renewable credit facility with a United Kingdom bank in order to fund its working capital requirements. The credit facility, which expires January 15, 2002, provides $350,000 of borrowing capacity secured by accounts receivable of Three-Five Systems Limited. No borrowings are outstanding under this facility. As of September 30, 2001, our Beijing subsidiary had an outstanding $2.7 million term loan due May 4, 2002 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Imperial Bank.

         Capital expenditures during the three months ended September 30, 2001 were approximately $3.1 million. These capital expenditures primarily consisted of equipment for our operations in Manila, Beijing, and Arizona, including manufacturing and test equipment for LCoS microdisplays.

         Under our $30 million stock buy-back program announced in December 2000, we purchased almost 150,000 shares of our common stock for a total of $2.5 million in the first quarter of 2001. No shares were purchased in the second or third quarter of 2001. Since the start of the buy-back program, we have purchased just over 390,000 shares for $7.2 million.

         We believe that our existing balances of cash and cash equivalents, short-term investments, anticipated cash flows from operations, and available credit lines will provide adequate sources to fund our operations and planned expenditures through 2002; however, we may have to expand our loan commitments or pursue alternate methods of financing or raise capital should we encounter additional cash requirements. For example, accounts receivable and inventory could rise faster than anticipated. In addition, we will continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, which may also require us to make additional capital investments. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Quantitative and Qualitative Disclosure about Market Risk

         There are no material changes in reported market risks since the Company’s most recent filing on Form 10-K for the year ended December 31, 2000.

ITEM 5. OTHER INFORMATION

         Our Insider Trading Policy permits our directors, officers, and other key personnel to establish purchase and sale programs in accordance with Rule 10b5-1 adopted by the Securities and Exchange Commission. The rule permits employees to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive. In our view, Rule 10b5-1 plans are beneficial because systematic, pre-planned sales that take place over an extended period should have a less disruptive influence on the price of our stock. We also believe plans of this type are beneficial because they inform the marketplace about the nature of the trading activities of our directors and officers. In the absence of such information, the market could mistakenly attribute transactions as reflecting a lack of confidence in our company or an indication of an impending event involving our company. We recognize that our directors and officers may have reasons totally apart from the company in determining to effect transactions in our common stock. These reasons could include the purchase of a home, tax and estate planning, the payment of college tuition, the establishment of a trust, the balancing of assets, or other personal reasons.

         The establishment of any trading plan involving our company requires the pre-clearance by our Chief Executive Officer or Chief Financial Officer. An individual adopting a trading plan must comply with all requirements of Rule 10b5-1, including the requirement that the individual not possess any material nonpublic information regarding our company at the time of the establishment of the plan. In addition, sales under a trading plan must be made no earlier than thirty days after the plan establishment date.

         Currently, the following officers have adopted trading plans. Mr. Jeffrey Buchanan, Chief Financial Officer, has adopted a trading plan to sell shares which were acquired pursuant to expiring options and which must be sold due to tax considerations. Dr. Carl Derrington, Chief Manufacturing Officer, has adopted a trading plan in order to make charitable gifts. Mr. Robert Berube, Principal Accounting Officer, has adopted a trading plan to sell shares monthly in advance of his pending retirement in 2002.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K
Form 8-K filed July 27, 2001, Item 9 Regulation FD Disclosure

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREE-FIVE SYSTEMS, INC. (Registrant)

Dated: November 2, 2001.	By:	/s/ Jeffrey D. Buchanan Name: Jeffrey D. Buchanan

Its: Executive Vice President; Chief Financial Officer