Form 10-Q
period 2002-03-31
THREE FIVE SYSTEMS INC
filed 2002-04-19
CIK 32272

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For Quarter Ended March 31, 2002

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

YES  ☑    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AS OF MARCH 31, 2002

Common	21,513,016

Par value $.01 per share

THREE-FIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

PART I — FINANCIAL INFORMATION

- i -

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	MARCH 31,
	2001	2002

		(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$37,003	$20,578

Short-term investments	110,016	122,215

Accounts receivable, net	18,102	13,924

Inventories	15,629	14,341

Taxes receivable	3,960	4,220

Short-term deferred tax asset	3,930	3,949

Other current assets	2,104	1,398

Total current assets	190,744	180,625

Long-term Investments	9,034	2,563

Property, Plant and Equipment, net	38,353	38,583

Intangibles, net	5,886	8,746

Long-term Deferred Tax Asset, net	219	2,477

Other Assets, net	1,652	1,651

	$245,888	$234,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$14,785	$9,151

Accrued liabilities	4,130	3,170

Term loan	2,706	2,706

Total current liabilities	21,621	15,027

Minority Interest in Consolidated Subsidiary	323	218

Stockholders’ Equity:

Common stock	219	219

Additional paid-in capital	200,395	200,445

Retained earnings	30,666	26,356

Stock subscription note receivable	(163)	(166)

Accumulated other comprehensive loss	(21)	(302)

Less – treasury stock, at cost	(7,152)	(7,152)

Total stockholders’ equity	223,944	219,400

	$245,888	$234,645

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,

	2001	2002

Net Sales	$35,616	$23,110

Costs and Expenses:

Cost of sales	31,243	22,902

Selling, general, and administrative	2,491	3,125

Research, development, and engineering	3,661	4,818

	37,395	30,845

Operating loss	(1,779)	(7,735)

Other Income:

Interest, net	2,128	1,062

Other, net	12	136

	2,140	1,198

Minority Interest in Loss of Consolidated Subsidiary	—	105

Income (Loss) before Income Taxes	361	(6,432)

Provision for (benefit from) income taxes	119	(2,122)

Net Income (Loss)	$242	$(4,310)

Earnings (Loss) per Common Share:

Basic	$0.01	$(0.20)

Diluted	$0.01	$(0.20)

Weighted Average Number of Common Shares:

Basic	21,429	21,508

Diluted	22,054	21,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	MARCH 31,

	2001	2002

Cash Flows from Operating Activities:

Net income (loss)	$242	$(4,310)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	1,433	1,740

Minority interest in consolidated subsidiary	—	(105)

Provision for accounts receivable valuation reserves	85	183

Benefit from deferred taxes, net	—	(2,277)

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	(3,249)	3,995

(Increase) decrease in inventories	(4,969)	1,288

(Increase) decrease in other assets	(627)	707

Decrease in accounts payable and accrued liabilities	(151)	(6,594)

Increase (decrease) in taxes payable/receivable	56	(260)

Net cash used in operating activities	(7,180)	(5,633)

Cash Flows from Investing Activities:

Purchases of property, plant, and equipment	(1,596)	(1,547)

Purchase of intangibles	—	(3,283)

Purchase of investments	(69,874)	(25,808)

Proceeds from maturities/sales of investments	73,610	19,783

Payments/interest on stock subscription note receivable	—	(3)

Other investments	(1,000)	—

Net cash provided by (used in) investing activities	1,140	(10,858)

Cash Flows from Financing Activities:

Stock options exercised	445	50

Purchase of treasury stock	(2,526)	—

Net cash provided by (used in) financing activities	(2,081)	50

Effect of exchange rate changes on cash and cash equivalents	16	16

Net decrease in cash and cash equivalents	(8,105)	(16,425)

Cash and cash equivalents, beginning of period	45,645	37,003

Cash and cash equivalents, end of period	$37,540	$20,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with our December 31, 2001 financial statements and the accompanying notes thereto.

Note B	Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month period. Diluted earnings per common share for the three-month period are determined assuming that outstanding options and warrants were exercised at the beginning of the period or at the time of issuance, if later. No outstanding options were assumed to be exercised for purposes of calculating diluted earnings (loss) per share for the three-month period ended March 31, 2002 as their effect was anti-dilutive. Set forth below are the disclosures for the three months ended March 31, 2001 and March 31, 2002.

	Three Months Ended March 31,

	2001	2002

	(unaudited)
	(in thousands, except per share data)
Basic earnings per share:

Income (loss) available to common stockholders	$242	$(4,310)

Weighted average common shares	21,429	21,508

Basic per share amount	0.01	(0.20)

Diluted earnings (loss) per share:

Income (loss) available to common Stockholders	$242	$(4,310)

Weighted average common shares	21,429	21,508

Options and warrants assumed exercised	625	—

Total common shares plus common stock equivalents	22,054	21,508

Diluted per share amount	$0.01	$(0.20)

Note C Inventories consist of the following at:

	December 31,	March 31,
	2001	2002

		(unaudited)
	(in thousands)
Raw materials	$11,535	$11,000

Work-in-process	964	1,011

Finished goods	3,130	2,330

	$15,629	$14,341

Note D Property, plant, and equipment consist of the following at:

	December 31,	March 31,
	2001	2002

		(unaudited)
	(in thousands)
Building and improvements	$16,476	$16,476

Furniture and equipment	53,728	55,275

	70,204	71,751

Less accumulated depreciation	(31,851)	(33,168)

	$38,353	$38,583

Note E Intangibles

Intangibles consist of licenses and intellectual property related to our microdisplay operating segment. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits are realized. Amortization for the three months ended March 31, 2002 amounted to $423,000. Accumulated amortization through March 31, 2002 amounted to $1.2 million. In January 2002, we purchased the intellectual property of Zight Corporation, a private company focused on microdisplays for personal display system applications, for $2.0 million.

Note F Segment information:

We monitor and evaluate the financial performance of our operations by our two product lines (operating segments): direct view display and microdisplay. The direct view display operating segment consists of products that employ an LCD (Liquid Crystal Display) to present information to the user. The microdisplay operating segment consists of products that employ a Liquid Crystal on Silicon (LCoS) display to present information to the user. The accounting policies related to the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our financial statements included in our Report on Form 10-K for the fiscal year ended December 31, 2001. Non-specific operating segment expenses were allocated based upon estimated usage. Interest income was split equally between the direct view display and microdisplay operating segments. The worldwide average tax rate was used for both segments. The following includes financial information, for our two operating segments (in thousands, except share data):

	Direct View
	Display	Microdisplay	Total

Three Months Ended March 31, 2001

Net sales	$35,057	$559	$35,616

Other income	1,070	1,070	2,140

Provision for (benefit from) income taxes	674	(555)	119

Net income (loss)	1,368	(1,126)	242

Earnings (loss) per share	0.06	(0.05)	0.01

	Direct View
	Display	Microdisplay	Total

Three Months Ended March 31, 2002

Net sales	$22,884	$226	$23,110

Other income	598	600	1,198

Benefit from income taxes	(227)	(1,895)	(2,122)

Net loss	(463)	(3,847)	(4,310)

Loss per share	(0.02)	(0.18)	(0.20)

We also track net sales and long-lived assets data by geographic location. Net sales by geographic area are determined based upon the location of the end customer, while long-lived assets are based upon the physical location of our company’s assets. The following includes financial information for our geographic areas (in thousands):

	North		Other
	America	China	Foreign	Total

Three Months Ended March 31, 2001

Net sales	$6,197	$11,904	$17,515	$35,616

Long-lived assets, gross	41,596	11,619	18,569	71,784

	North		Other
	America	China	Foreign	Total

Three Months Ended March 31, 2002

Net sales	$2,504	$9,737	$10,869	$23,110

Long-lived assets, gross	50,465	12,860	18,344	81,669

Note G Comprehensive income (loss) for the periods was as follows:

	Three Months Ended
	March 31,

	2001	2002

	(unaudited)
	(in thousands)
Net income (loss)	$242	$(4,310)

Other comprehensive income:

Foreign currency translation adjustment	16	16

Unrealized gains (loss) on investment securities, net of tax	118	(297)

Comprehensive income (loss)	$376	$(4,591)

Note H Debt

In February 2002, we renewed our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in January 2003. No borrowings were outstanding under that credit facility on March 31, 2002. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. As of March 31, 2002, our Beijing subsidiary had an outstanding $2.7 million term loan due May 8, 2002 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Comerica Bank.

Note I Commitments and Contingencies:

In 1991, we received a notice of potential liability at the Barkhamsted-New Hartford Landfill Site (the “Landfill”) in Barkhamsted, Connecticut from the U.S. Environmental Protection Agency (“EPA”). Fifty-seven other entities received similar letters. In January 1992, we received a 104(e) questionnaire from the EPA, which was completed and submitted during 1992. We received verbal notification that we had no further liability in the matter. According to the EPA, groundwater contamination at the site, which includes volatile and semi-volatile organic compounds and low concentrations of metals, constitutes a low-level threat. As a result of previous actions at the site, groundwater is the only medium requiring additional cleanup. All source material and principal threats have been addressed through the landfill capping and related activity completed in 1999. On February 28, 2002, we received notification from the EPA that the EPA believes we are an involved party and indicated that the EPA was seeking to negotiate an agreement with the involved parties to fund the EPA’s chosen remedy of monitored natural attenuation of the groundwater. The EPA indicated that further notification would be made in the next 60 days, which notification will include the names of any other involved parties. We are evaluating our potential liability at the site. The Landfill is a semi-active waste disposal area consisting of 97.84 acres located in Barkhamsted and New Hartford, Connecticut. The Landfill is owned and operated by the Administrative Board of Regional Refuse Disposal and began operating as a landfill in 1974. Industrial wastes were received by the Landfill until 1993, and the Landfill was closed in 1995. The EPA has conducted a Remedial Investigation/Feasibility Study and issued a Proposed Plan to clean up the site. In our opinion, any ultimate settlement liability related to the Landfill will not be material to our final position or results of operations.

We have guaranteed up to $493,000 of the debt of a start-up company, VoiceView Technology, Inc., a private company developing microdisplay products. We will be required to pay this guarantee to the lender if the start-up company defaults on its debt obligations.

We are also involved in certain administrative proceedings arising in the normal course of business. In our opinion, the ultimate settlement of these administrative proceedings will not materially impact our financial position or results of operations.

Note J Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. We adopted SFAS Nos. 141 and 142 on January 1, 2002, and there was no material impact on our financial position or results of operations.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 modifies the method in which companies account for certain asset impairment losses. We adopted SFAS No. 144 on January 1, 2002, and there was no material impact on our financial position or results of operations.

Note K Reclassifications

Certain amounts in the statements of cash flows for the three-month period ended March 31, 2001 have been reclassified to conform with the 2002 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

         In addition to the historical information contained herein, this Report contains forward-looking statements, including those relating to revenue, earnings margins, pricing pressures, quarterly fluctuations, the impact of moving our Arizona LCD line, material shortages, research, development, and engineering expense, selling, general, and administrative expense, and liquidity and anticipated cash needs that involve risks and uncertainties that could cause actual results to differ materially.

         We caution that these statements are qualified by various factors that may affect future results, including the Special Considerations in Item 1 of our Report on Form 10-K for the fiscal year ended December 31, 2001. Therefore, this Report should be read in conjunction with that 10-K.

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

         We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999, 2000, and 2001 from the mobile handset market. When we win a design program, our customers sometimes pay all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as all or a portion of the costs of nonrecurring tooling for custom components. The typical design program life cycle of a custom-designed LCD module is three to 15 months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. In 2001, our strategy was to seek large-volume programs from major OEMs. In that situation, the minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been higher than 100,000 units per week. Recently, we have re-focused our strategy on lower-volume programs with potentially higher gross margins. We have re-focused our strategy because some OEMs with high-volume programs have begun to expect to purchase LCD modules for less than industry costs. The selling price of our LCD modules usually ranges between $3 and $50 per unit. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Generally, all of these conditions are met at the time we ship products to customers.

         We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels, primarily as a result of several new programs and customers. We experienced substantial growth again in 1999 and 2000, but our sales substantially declined in 2001 as a result of the world-wide economic slowdown. Motorola and its subcontractors accounted for 34.6% of our net sales in 1997, 63.6% in 1998, 86.1% in 1999, 86.9% in 2000, and 85.4% in 2001. In the first quarter of 2002, Motorola and its subcontractors accounted for 86.1% of our net sales.

         During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. As a result, sales usually peak in the fourth quarter of the calendar year and are lower in the following quarter.

         Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. In addition, significant pricing pressure exists in the LCD module market. Accordingly, those factors have impacted, and can be expected to continue to impact, our overall margins.

         We vertically integrate our manufacturing facilities. We generally have used our own high-volume LCD production line for the manufacture of more technologically complex and custom high-volume LCDs. We also purchased LCDs from third parties to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we have traditionally shipped LCDs to our facilities in Manila, the Philippines, or Beijing, China, for assembly into modules.

         During the second quarter of 2001, we announced our strategic decision to move our front-end, high-volume LCD line from Arizona to Asia. The LCD line was operated in Arizona through the third quarter of 2001, but the line is now shut down and in transit. We expect to incur no interruption in our LCD module production, as we will rely on built inventory stock and third-party sources during the period that the line is being reinstalled. We currently are negotiating with a strategic partner to move the line into their Southern China facility. We expect to finalize that arrangement in the second quarter.

         In Manila, we assemble LCDs into modules and perform certain back-end LCD processing operations. Our back-end LCD processing operations have been and will continue to be conducted in Manila through a third-party subcontract manufacturer through April 2002. After April 2002, the Manila back-end LCD processing will be performed in our facility. The subcontractor supplies direct labor and incidental services required to manufacture our products. All indirect manufacturing employees, primarily technicians, supervisors, and engineers, are our employees. We conduct our LCD module operations at our own factory, where we employ our own employees and do not employ the services of a third-party subcontractor.

         In Beijing, we also assemble LCDs into modules. We conduct our LCD module operations in Beijing through a wholly owned foreign subsidiary at a facility we own. We employ our own employees in Beijing.

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

         During the second quarter of 2001, we formed a new company, Three-D OLED L.L.C., with DuPont Displays, a business unit of DuPont Corporation. We owned 51% of this new venture, and DuPont Displays owned 49%. The companies pledged $3.0 million to the venture. Our share of that obligation was slightly over $1.5 million. This venture was formed to design, assemble, and market OLED (Organic Light Emitting Diode) display modules to OEMs worldwide with the focus on glass substrate, passive matrix OLED displays. We have recently agreed with DuPont Displays to liquidate Three-D OLED L.L.C. and enter into a non-equity based Strategic Manufacturing and Supply Agreement. Under that agreement, the parties will continue to work together in a fashion similar to the venture, but the relationship will be nonexclusive. Thus, we will have the right to purchase the glass panel output of a planned high-volume manufacturing plant located in Taiwan, announced by DuPont and RiTdisplay Technology Corporation. In addition, we will utilize other OLED glass panel sources. Upon the request of DuPont Displays, we will also manufacture OLED display modules for them at our display module assembly facilities in Beijing and Manila.

         In January 2002, we purchased the intellectual property of Zight Corporation, a private company focused on microdisplays for personal display system applications. In addition, we purchased certain key assets of Zight at a creditor’s auction and we hired seven key technical persons formerly employed by Zight. The total cost of the acquisition was approximately $2.6 million.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our financial statements.

         We recognize sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer, risk of loss and title have passed to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required.

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe that the recovery were not more likely than not, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination were made.

Results of Operations

         Three months ended March 31, 2002 compared to three months ended March 31, 2001

         Net Sales. Net sales decreased 35.1% to $23.1 million in the first quarter of 2002 from $35.6 million in the first quarter of 2001. The reduction in revenue was largely the result of two factors associated with the worldwide economic turndown. First, the number of liquid crystal display (LCD) module units we shipped in the first quarter of 2002 was approximately 22% lower than the number of units we shipped in the comparable quarter of 2001. Second, the average price on the LCD modules we sold in the first quarter was approximately 17% lower than the price of the modules that we sold in the first quarter of 2001.

         Cost of Sales. Cost of sales increased to 99.1% of net sales in the first quarter of 2002 from 87.7% in the first quarter of 2001. Our cost of sales percentage in the first quarter of 2002 continued to remain high primarily as a result of reduced selling prices for our display modules. In addition, under-absorption issues related to decreased production levels also impacted us. Our cost of sales were also significantly impacted by our continued investment in LCoS microdisplays. It should be noted that the cost of sales in the first quarter of 2001 was positively impacted by a one-time favorable settlement of a contested United Kingdom customs matter for $2.4 million.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 24.0% to $3.1 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001. SG&A expense was 13.5% of net sales in the first quarter of 2002 compared to 7.0% in the first quarter of 2001. The increase in SG&A expense was a result of a variety of factors, including increased legal fees and an increase of $160,000 to the allowances for doubtful accounts as a result of the aging of an accounts receivable with a Chinese customer.

         Research, Development, and Engineering Expense. Research, development, and engineering expense increased 29.7% to $4.8 million in the first quarter of 2002 from $3.7 million in the first quarter of 2001. RD&E expense was 20.8% of net sales in the first quarter of 2002 compared to 10.3% in the first quarter of 2001. RD&E expense overall increased almost exclusively as the result of continued efforts to bring LCoS microdisplays into production.

         Other Income, Net. Other income was $1.2 million in the first quarter of 2002 compared to $2.1 million in the first quarter of 2001. The primary difference was a result of decreased interest income because of decreased cash and investment balances. In addition, the interest rate earned on investments was lower during the first quarter of 2002 than in the first quarter of 2001.

         Provision for (Benefit from) Income Taxes. We recorded a benefit from income taxes of $2.1 million in the first quarter of 2002 compared to a provision for income taxes of $119,000 for the first quarter of 2001. This change resulted from having a loss in the first quarter of 2002 compared to income for the same period in 2001. The tax rate used to calculate the benefit was 33.0% for the first quarter of 2002. The benefit from income taxes that we recorded has increased our deferred tax asset by $2.3 million. No valuation allowance has been booked as we believe it is more likely than not that those deferred tax assets will be fully realized.

         Net Income (Loss). Net loss was $4.3 million, or $0.20 per diluted share, in the first quarter of 2002 compared to net income of $242,000, or $0.01 per diluted share, in the first quarter of 2001. The net loss resulted from our continuing investment in our Brillian™ liquid crystal on silicon (LCoS™) microdisplay product line and from reduced selling prices and volumes in our direct view display business. We reported a net loss of approximately $3.8 million, or $0.18 per share, in the first quarter 2002 in the LCoS microdisplay business segment and a net loss of $463,000, or $0.02 per share, in the direct view display business segment.

Quarterly Results of Operations

         The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended March 31, 2002. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

	(unaudited)
	(in thousands)

	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,
	2001				2002

Net sales	$35,616	$25,013	$26,594	$31,913	$23,110

Cost and expenses:

Cost of sales	31,243	32,160	27,453	30,658	22,902

Selling, general, and administrative	2,491	2,922	2,444	2,273	3,125

Research, development, and engineering	3,661	4,795	4,224	4,938	4,818

	37,395	39,877	34,121	37,869	30,845

Operating loss	(1,779)	(14,864)	(7,527)	(5,956)	(7,735)

Other income (expense), net	2,140	(2,073)	1,497	1,886	1,198

Minority interest in consolidated subsidiary	—	—	62	105	105

Income (loss) before income taxes	361	(16,937)	(5,968)	(3,965)	(6,432)

Provision for (benefit from) income taxes	119	(5,589)	(1,972)	(1,303)	(2,122)

Net income (loss)	$242	$(11,348)	$(3,996)	$(2,662)	$(4,310)

Business Outlook

         Our revenue for the first quarter exceeded our previously announced expectations, primarily as a result of increased production levels in our direct view display business. Design-win activity in the direct view display business continued at a strong pace; we received eight design wins in the first quarter. In the last six months, we have received 15 design wins, four of which call for color displays. Nearly all of the design wins secured in the last six months were either high-end monochrome display applications or custom color display applications. Six of those design wins were for advanced telecommunication products; most were with new customers; and none reflected handset programs with our largest customer. This is one of the highest levels of design activity we have experienced, and we are planning for this pace, especially in more advanced products, to continue into the second and third quarters of 2002.

         Looking forward to the second quarter of 2002, we expect conditions in the second quarter to emulate the first quarter. We expect revenue in the second quarter of $20 to $23 million and a net loss of approximately $0.20 to $0.23 per share, before a probable one-time charge relating to the LCD line. We currently are negotiating with a Chinese company to create a cooperative venture in which we would place our STN LCD line in that company’s factory in Southern China. The transaction would be treated as an asset sale under GAAP. We believe that this cooperative venture arrangement will yield us many benefits, including significant cost savings. Other benefits will include the receipt by us of approximately $3 million in cash upon the close of the transaction, preferential LCD glass pricing, and flexible, yet assured manufacturing capacity with this new partner. Due to a continuing global excess capacity in STN LCDs, however, the value of the benefits we expect to receive upon the transfer of the LCD line is expected to be less than the current book value of the LCD line. Thus, we will likely incur a one-time charge of between $0.10 and $0.12 per share when the venture is finalized. This transaction is currently expected to occur in the second quarter, and the one-time charge would be reported as a loss on the sale of an asset in other income/expense (which is below the operating income line).

Liquidity and Capital Resources

         At March 31, 2002, we had cash, cash equivalents, and liquid investments of $145.4 million compared to cash, cash equivalents, and liquid investments of $156.1 million at December 31, 2001. This decrease was due primarily to our operating cash outflow and our acquisition of Zight Corporation’s assets.

         In the quarter ended March 31, 2002, we had $5.6 million in net cash outflow from operations compared to $7.2 million in net cash outflow from operations in the quarter ended March 31, 2001. This net cash outflow in the first quarter of 2002 was primarily because of our net loss and our reduced accounts payable. Inventory turns decreased from 6.6 in the first quarter of 2001 to 5.7 in the first quarter of 2002, and accounts receivable DSOs (Day Sales Outstanding) increased to 70 days in the first quarter of 2002 from 53 days in the first quarter of 2001. Inventory turns and DSOs changed primarily because of reduced sales. Depreciation and amortization expense increased to $1.7 million for the first quarter of 2002 compared to $1.4 million for the first quarter of 2001. This increase related primarily to increased amortization of intangibles.

         Our working capital was $165.6 million at March 31, 2002 and $169.1 million at December 31, 2001. Our current ratio was 12.0-to-1 at March 31, 2002 compared to 8.8-to-1 at December 31, 2001. Our current ratio increased primarily as a result of reducing accounts payable.

         In February 2002, we renewed our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in January 2003. No borrowings were outstanding under that credit facility on March 31, 2002. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. As of March 31, 2002, our Beijing subsidiary had an outstanding $2.7 million term loan due May 8, 2002 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Comerica Bank.

         Purchases of intangibles and property, plant, and equipment during the first quarter of 2002 were approximately $4.8 million, which included $2.6 million associated with the acquisition of selected assets and intellectual property of Zight Corporation. The remaining amounts were primary for tooling, production, and test upgrades to our microdisplay equipment in Tempe.

         The following tables list our contractual obligations and commercial commitments:

		Payments due by Period
	Total
Contractual Obligations	Amounts	Less than			6 Years
(in thousands)	Committed	1 Year	1-3 Years	4-5 Years	and Over

Term Loan	$2,706	$2,706	$—	$—	$—

Operating Leases	15,621	1,067	1,998	2,127	10,429

Total Contractual Cash Obligations	$18,327	$3,773	$1,998	$2,127	$10,429

		Amount of Commitment Expiration Per Period

	Total
Other Commercial Commitments	Amounts	Less than			6 Years
(in thousands)	Committed	1 Year	1-3 Years	4-5 Years	and Over

Guarantee	$493	$87	$193	$213	—

         The operating leases include a lease for our factory in Manila and our ground lease in Tempe, Arizona. These leases are described in detail in Note 7 of the Notes to Consolidated Financial Statements for 2001 included in our Form 10-K for 2001. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. The $3.0 million standby letter of credit issued by Comerica has not been included in the Other Commercial Commitments table because it only exists to secure the term loan obligation of $2.7 million, which is already included in the table for Contractual Obligations. We have no other long-term debt, capital lease obligations, unconditional purchase obligations or other long-term obligations, and we do not have any other commercial commitments. We have no off-balance sheet arrangements.

         We believe that our existing balances of cash, cash equivalents, and investments will provide adequate sources to fund our operations and planned expenditures through 2002, as well as to meet our contractual obligations. Specifically, we have $145.4 million in cash, cash equivalents, and short- and long-term investments. Our capital expenditures in 2002 are expected to be approximately $10 million, and we expect operating cash outflow to be minimal relative to our cash reserves. We continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, that may also require us to make additional capital investments. In such a case, we may need to expand our loan commitments or pursue alternate methods of financing or raise capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards.

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. We adopted SFAS Nos. 141 and 142 on January 1, 2002 and there was no material impact on our financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 modifies the method in which companies account for certain asset impairment losses. We adopted SFAS No. 144 on January 1, 2002 and there was no material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There are no material changes in reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

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

         Currently, the following officers have adopted trading plans. Mr. Robert W. Harrison, Vice President of the Direct View Display Business Unit, has adopted a trading plan to sell shares due to tax considerations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10(cc):

Modification Agreement dated January 31, 2002, by and among Three-Five Systems, Inc., its subsidiaries, the Banks named in the Credit Agreement, and Comerica Bank as administrative agent and as Issuing Bank.

(b)	Reports on Form 8-K:

Report on Form 8-K on January 8, 2002, January 30, 2001, and February 19, 2002, furnishing an Item 9 FD disclosure.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2002	THREE-FIVE SYSTEMS, INC. (Registrant) By: /s/ Jeffrey D. Buchanan Name: Jeffrey D. Buchanan Its: Executive Vice President Finance, Administration and Legal; Chief Financial Officer