Form 10-Q
period 2002-06-30
THREE FIVE SYSTEMS INC
filed 2002-08-05
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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

YES	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF JUNE 30, 2002

Common	21,534,062

Par value $.01 per share

THREE-FIVE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	JUNE 30,
	2001	2002

		(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$37,003	$25,916

Short-term investments	110,016	97,484

Accounts receivable, net	18,102	14,196

Inventories	15,629	12,235

Taxes receivable	3,960	4,320

Deferred tax asset	3,930	3,905

Assets held for sale	—	2,341

Other current assets	2,104	1,533

Total current assets	190,744	161,930

Long-term Investments	9,034	17,571

Property, Plant and Equipment, net	38,353	30,733

Intangibles, net	5,886	9,842

Deferred Tax Asset, net	219	6,629

Other Assets, net	1,652	1,652

	$245,888	$228,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$14,785	$9,685

Accrued liabilities	4,130	2,871

Term loan	2,706	2,706

Total current liabilities	21,621	15,262

Minority Interest in Consolidated Subsidiary	323	—

Commitments and Contingencies

Stockholders’ Equity:

Common stock	219	219

Additional paid-in capital	200,395	200,658

Retained earnings	30,666	19,716

Stock subscription note receivable	(163)	(169)

Accumulated other comprehensive loss	(21)	(177)

Less – treasury stock, at cost	(7,152)	(7,152)

Total stockholders’ equity	223,944	213,095

	$245,888	$228,357

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Net Sales	$25,013	$24,087	$60,629	$47,197

Costs and Expenses:

Cost of sales	32,160	23,484	63,403	46,386

Selling, general, and administrative	2,922	2,812	5,413	5,937

Research, development, and engineering	4,795	4,796	8,456	9,614

Loss on assets held for sale	—	4,545	—	4,545

	39,877	35,637	77,272	66,482

Operating loss	(14,864)	(11,550)	(16,643)	(19,285)

Other Income (Expense):

Interest, net	1,811	944	3,939	2,006

Loss on investment in start-up company	(3,820)	—	(3,820)	—

Other, net	(64)	(50)	(52)	86

	(2,073)	894	67	2,092

Minority Interest in Loss (Income) of Consolidated Subsidiary	—	(21)	—	84

Loss before Income Taxes	(16,937)	(10,677)	(16,576)	(17,109)

Benefit from income taxes	(5,589)	(4,037)	(5,470)	(6,159)

Net Loss	$(11,348)	$(6,640)	$(11,106)	$(10,950)

Loss per Common Share:

Basic	$(0.53)	$(0.31)	$(0.52)	$(0.51)

Diluted	$(0.53)	$(0.31)	$(0.52)	$(0.51)

Weighted Average Number of Common Shares:

Basic	21,342	21,522	21,385	21,515

Diluted	21,342	21,522	21,385	21,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2001	2002

Cash Flows from Operating Activities:

Net loss	$(11,106)	$(10,950)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,855	3,383

Stock compensation	—	74

Minority interest in consolidated subsidiary	—	(84)

Provision for accounts receivable valuation reserves	185	186

Loss on disposal of assets	1,289	4,545

Loss on investment in start-up company	3,820	—

Benefit from deferred taxes, net	—	(6,359)

Change in assets and liabilities:

Decrease in accounts receivable	448	3,720

Decrease in inventories	3,849	3,394

Increase (decrease) in other assets	(216)	610

Decrease in accounts payable and accrued liabilities	(3,436)	(6,282)

Increase in taxes receivable	(5,589)	(360)

Net cash used in operating activities	(7,901)	(8,123)

Cash Flows from Investing Activities:

Purchase of property, plant, and equipment	(4,470)	(2,402)

Deposit received for assets held for sale	—	600

Purchase of intangibles	—	(4,803)

Purchase of investments	(151,325)	(72,946)

Proceeds from maturities/sales of investments	150,840	76,630

Payments/interest on stock subscription note receivable	—	(6)

Other investments	(1,000)	—

Net cash used in investing activities	(5,955)	(2,927)

Cash Flows from Financing Activities:

Stock options exercised	42	150

Distribution to minority interest holder	—	(239)

Purchase of treasury stock	(2,526)	—

Net cash used in financing activities	(2,484)	(89)

Effect of exchange rate changes on cash and cash equivalents	(85)	52

Net decrease in cash and cash equivalents	(16,425)	(11,087)

Cash and cash equivalents, beginning of period	45,645	37,003

Cash and cash equivalents, end of period	$29,220	$25,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, all adjustments (which include only normal recurring adjustments and to record a loss on assets held for sale) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s December 31, 2001 financial statements and accompanying notes thereto.

Note B	Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and six-month periods ended June 30, 2001 and 2002. Diluted loss per common share is determined assuming that outstanding dilutive options and warrants were exercised at the beginning of the period or at the time of issuance, if later. No outstanding options were assumed to be exercised for purposes of calculating diluted loss per share for the three- and six-month periods ended June 30, 2001 and June 30, 2002, as their effect was anti-dilutive. Set forth below are the disclosures for the three- and six-month periods ended June 30, 2001 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(in thousands, except per share data)
Basic loss per share:

Net loss	$(11,348)	$(6,640)	$(11,106)	$(10,950)

Weighted average common shares	21,342	21,522	21,385	21,515

Basic per share amount	$(0.53)	$(0.31)	(0.52)	$(0.51)

Diluted loss per share:

Net loss	$(11,348)	$(6,640)	$(11,106)	$(10,950)

Weighted average common shares	21,342	21,522	21,385	21,515

Options and warrants assumed exercised	—	—	—	—

Total common shares plus common stock equivalents	21,342	21,522	21,385	21,515

Diluted per share amount	$(0.53)	$(0.31)	$(0.52)	$(0.51)

Note C	Inventories consist of the following:

	December 31, 2001	June 30, 2002

	(in thousands)
Raw materials	$11,535	$8,524

Work-in-process	964	1,091

Finished goods	3,130	2,620

	$15,629	$12,235

Note D	Property, plant, and equipment consist of the following:

	December 31, 2001	June 30, 2002

	(in thousands)
Building and improvements	$16,476	$16,476

Furniture and equipment	53,728	44,198

	70,204	60,674

Less accumulated depreciation	(31,851)	(29,941)

	$38,353	$30,733

See Note N for the $4.5 million loss on assets held for sale during 2002.

Note E	Intangibles

Intangibles consist of mask works, patents, licenses, and other intangible assets related to our microdisplay operating segment. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized. In January 2002, we purchased the intellectual property of Zight Corporation, a private company focused on microdisplays for personal display system applications, for $2.0 million. In April 2002, we purchased the intellectual property of Inviso, Inc. for $750,000. In each case, the intellectual property purchased consisted of patents, patents pending, and patent disclosures.

Intangible assets consist of the following:

Amortized Intangible Assets:	December 31, 2001	June 30, 2002

	(in thousands)
Mask works	$3,481	$5,351

Patents and other intangible assets	200	3,133

Licenses	2,954	2,954

	6,635	11,438

Less accumulated amortization	(749)	(1,596)

	$5,886	$9,842

Intangible asset amortization expense for the three months ended June 30, 2002 was $424,000. Intangible asset amortization expense for the six months ended June 30, 2002 was $847,000. There was no amortization expense during the six month period ended June 30, 2001. Estimated future amortization expense through 2006 related to intangible assets reported as of June 30, 2002 is as follows (in thousands):

Fiscal Year	Amount

2002	$1,694

2003	2,258

2004	2,230

2005	2,265

2006	1,544

Note F	Segment information:

We monitor and evaluate the financial performance of our operations by our two product lines (operating segments): LCD and microdisplay. The LCD operating segment consists of products that employ an LCD (Liquid Crystal Display) to present information to the user. The microdisplay operating segment consists of products that employ a Liquid Crystal on Silicon (LCoS™) display to present information to the user. The accounting policies related to the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our financial statements included in our Report on Form 10-K for the fiscal year ended December 31, 2001. Non-specific operating segment expenses were allocated based upon estimated usage. Interest income was split equally between the LCD and microdisplay operating segments. The worldwide average tax rate was used for both segments. The following includes financial information, for our two operating segments (in thousands, except share data):

Three Months Ended June 30, 2001	LCD	Microdisplay	Total

Net sales	$24,245	$768	$25,013

Other income (loss)	874	(2,947)	(2,073)

Benefit from income taxes	(3,089)	(2,500)	(5,589)

Net loss	(6,271)	(5,077)	(11,348)

Loss per share	(0.29)	(0.24)	(0.53)

Three Months Ended June 30, 2002	LCD	Microdisplay	Total

Net sales	$23,862	$225	$24,087

Other income	447	447	894

Benefit from income taxes	(1,744)	(2,293)	(4,037)

Net loss	(3,042)	(3,598)	(6,640)

Loss per share	(0.14)	(0.17)	(0.31)

Six Months Ended June 30, 2001	LCD	Microdisplay	Total

Net sales	$59,302	$1,327	$60,629

Other income (loss)	1,944	(1,877)	67

Benefit from income taxes income taxes	(2,415)	(3,055)	(5,470)

Net loss	(4,903)	(6,203)	(11,106)

Loss per share	(0.23)	(0.29)	(0.52)

Six Months Ended June 30, 2002	LCD	Microdisplay	Total

Net sales	$46,746	$451	$47,197

Other income	1,045	1,047	2,092

Benefit from income taxes	(1,971)	(4,188)	(6,159)

Net loss	(3,505)	(7,445)	(10,950)

Loss per share	(0.16)	(0.35)	(0.51)

We also track net sales data by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following includes financial information for our geographic areas (in thousands):

	North		Other
Three Months Ended June 30, 2001	America	China	Foreign	Total

Net sales	$6,490	$11,382	$7,141	$25,013

	North		Other
Three Months Ended June 30, 2002	America	China	Foreign	Total

Net sales	$1,685	$13,638	$8,764	$24,087

	North		Other
Six Months Ended June 30, 2001	America	China	Foreign	Total

Net sales	$12,687	$23,286	$24,656	$60,629

	North		Other
Six Months Ended June 30, 2002	America	China	Foreign	Total

Net sales	$4,189	$23,375	$19,633	$47,197

Note G	Comprehensive loss for the periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30

	2001	2002	2001	2002

	(in thousands)
Net loss	$(11,348)	$(6,640)	$(11,106)	$(10,950)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	(101)	36	(85)	52

Unrealized gain (loss) on securities, net of tax	134	89	252	(208)

Comprehensive loss	$(11,315)	$(6,515)	$(10,939)	$(11,106)

Note H	Debt

In February 2002, we renewed our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in January 2003. No borrowings were outstanding under that credit facility on June 30, 2002. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. In May 2002, our Beijing subsidiary renewed its credit facility with the Bank of China. As of June 30, 2002, our Beijing subsidiary had an outstanding $2.7 million term loan due April 30, 2003 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Comerica Bank.

Note I	Commitments and Contingencies:

In 1991, we received a notice of potential liability at the Barkhamsted-New Hartford Landfill Site (the “Landfill”) in Barkhamsted, Connecticut from the U.S. Environmental Protection Agency (“EPA”). Fifty-seven other entities received similar letters. In January 1992, we received a 104(e) questionnaire from the EPA, which was completed and submitted during 1992. We received verbal notification that we had no further liability in the matter. According to the EPA, groundwater contamination at the site, which includes volatile and semi-volatile organic compounds and low concentrations of metals, constitutes a low-level threat. As a result of previous actions at the site, groundwater is the only medium requiring additional cleanup. All source material and principal threats have been addressed through the landfill capping and related activity completed in 1999. On February 28, 2002, we received notification from the EPA that the EPA believes we are an involved party and indicated that the EPA was seeking to negotiate an agreement with the involved parties to fund the EPA’s chosen remedy of monitored natural attenuation of the groundwater. The EPA indicated that further notification would be made in the next 60 days, which notification will include the names of any other involved parties. We received notification and have become a member of the Potential Responsible Party (PRP) group noticed by the EPA. We are currently evaluating our potential liability at the site in meetings with this PRP group. The Landfill is a semi-active waste disposal area consisting of 97.84 acres located in Barkhamsted and New Hartford, Connecticut. The Landfill is owned and operated by the Administrative Board of Regional Refuse Disposal and began operating as a landfill in 1974. Industrial wastes were received by the Landfill until 1993, and the Landfill was closed in 1995. The EPA has conducted a Remedial Investigation/Feasibility Study and issued a Proposed Plan to clean up the site. In our opinion, any ultimate settlement liability related to the Landfill will not be material to our financial position or results of operations.

We have guaranteed up to $472,000 of the debt of a start-up company, VoiceViewer Technology, Inc., a private company developing microdisplay products. We will be required to pay this guarantee to the lender if the start-up company defaults on its debt obligations.

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

Certain amounts in the statements of cash flows for the six-month period ended June 30, 2001 have been reclassified to conform with the 2002 presentation.

Note L	Benefit Plans

On May 3, 2002, the stockholders approved an amendment to increase the number of our shares of common stock available for issuance under the 1998 Stock Option Plan from 1,100,000 to 1,600,000 shares.

Note M	Joint Venture

In the second quarter of 2002, we agreed with DuPont Displays to liquidate our joint venture, Three-D OLED L.L.C., and enter into a non-equity based Strategic Manufacturing and Supply Agreement. Under that agreement, the parties will continue to work together in a fashion similar to the venture, but the relationship will be nonexclusive. Thus, we will have the right to purchase the glass panel output of a planned high-volume manufacturing plant located in Taiwan, announced by DuPont and RiTdisplay Technology Corporation. In addition, we will utilize other OLED glass panel sources. Upon the request of DuPont Displays, we will also manufacture OLED display modules for them at our display module assembly facilities in Beijing and Manila.

Note N	Loss on Sale of Assets

During the second quarter of 2001, we announced our strategic decision to move our front-end manufacturing LCD line from Arizona to Asia. The front-end LCD line was operated in Arizona through the third quarter of 2001 and was then shut down. We now purchase all of our LCDs from third parties, although we sometimes purchase partially completed LCDs and complete the back-end operations on those LCDs in Manila, as described below. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company in which we agreed to sell our front-end LCD line and establish a supply agreement. The sale of the front-end LCD line will likely occur in the fourth quarter of 2002. Under the terms of the Cooperative Agreement, we will receive $3 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a one-time charge of $4.5 million for the loss on assets held for sale. This charge was reported as a separate line item in operating expense. We received $600,000 of the sales price in June 2002, which has been recorded as a reduction in the carrying value of the assets held for sale.

Note O Subsequent Event

In July 2002, we invested $5.0 million in ColorLink, Inc. ColorLink has a leading position worldwide in the development and manufacture of color management technologies for LCoS microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions and multi-media projectors. This investment furthers our efforts to accelerate as much as possible the establishment of the necessary infrastructure for LCoS microdisplays.

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

         We caution that these statements are qualified by various factors that may affect future results, including the Special Considerations in Item 1 of our Report on Form 10-K for the fiscal year ended December 31, 2001. Therefore, this Report should be read in conjunction with that Form 10-K.

Overview

         We offer advanced design and manufacturing services to original equipment manufacturers, commonly referred to as OEMs. We have two business segments. In one segment, referred to as the LCD business, we specialize in custom display modules utilizing liquid crystal display, or LCD, components and technology. Our LCD modules have varying levels of integration. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services, which increase our competitiveness, by assembling additional components onto the module based upon the specific needs of the customer. These additional components may include such items as keypads, microphones, speakers, light guides, and optics. In our second business segment, referred to as the Microdisplay business, we are pursuing the commercialization of liquid crystal on silicon (LCoS™) microdisplays following several years of extensive research and development activities. We believe that the initial markets for our LCoS microdisplay products will be in front projectors, large screen television sets, and personal display system applications. We plan to offer a range of LCoS product solutions with different levels of integration from individual imagers to optical light engines for sale to OEMs that manufacture monitors and televisions.

         Substantially all of our sales are in our LCD business segment. We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999, 2000, 2001, and the first half of 2002 from the mobile handset market. When we win a design program, our customers sometimes pay all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as all or a portion of the costs of nonrecurring tooling for custom components. The typical design program life cycle of a custom-designed LCD module is three to 15 months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. Until 2001, our strategy was to seek large-volume programs from major OEMs. In that situation, the minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been higher than 100,000 units per week. Recently, we have re-focused our strategy on lower-volume programs with potentially higher gross margins. We have re-focused our strategy because some OEMs with high-volume programs have begun to expect to purchase LCD modules for less than industry costs. The selling price of our LCD modules usually ranges between $3 and $50 per unit. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met at the time we ship products to customers.

         We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer in the wireless communications industry was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels, primarily as a result of several new programs and customers. We experienced substantial growth again in 1999 and 2000, but our sales substantially declined in 2001 as a result of the world-wide economic slowdown. Motorola and its subcontractors accounted for 34.6% of our net sales in 1997, 63.6% in 1998, 86.1% in 1999, 86.9% in 2000, and 85.4% in 2001. In the first half of 2002, Motorola and its subcontractors accounted for 87.2% of our net sales. As a result of our change in strategy, discussed above, none of our design wins in 2001 and 2002 thus far have been with the handset group at Motorola. Consequently, we expect total Motorola business to begin to decline over the next several quarters as older programs end.

         During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. Therefore, as compared with the fourth quarter of a calendar year, sales are usually lower in the following quarter.

         Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. In addition, significant pricing pressure exists in the LCD module market. Accordingly, those factors have impacted, and can be expected to continue to impact, our overall margins.

         In the past, we have used our own front-end LCD production line in Tempe, Arizona for the manufacture of more technologically complex and custom high-volume LCDs. We also purchased LCDs from third parties to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we have traditionally shipped LCDs to our facilities in Manila, the Philippines, or Beijing, China, for assembly into modules.

         During the second quarter of 2001, we announced our strategic decision to move our front-end manufacturing LCD line from Arizona to Asia. The front-end LCD line was operated in Arizona through the third quarter of 2001 and was then shut down. We now purchase all of our LCDs from third parties, although we sometimes purchase partially completed LCDs and complete the back-end operations on those LCDs in Manila, as described below. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company in which we agreed to sell our front-end LCD line and establish a supply agreement. The sale of the front-end LCD line will likely occur in the fourth quarter of 2002. Under the terms of the Cooperative Agreement, we will receive $3 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a one-time charge of $4.5 million for the loss on assets held for sale. This charge was reported as a separate line item in operating expense. We received $600,000 of the sales price in June 2002, which has been recorded as a reduction in the carrying value of the assets held for sale.

         In Tempe, Arizona, we continue to manufacture all of our LCoS microdisplays on our high-volume liquid crystal on silicon manufacturing line. In addition, all testing and assembly into LCoS modules is done in Tempe.

         In Manila, we assemble LCDs into modules and perform certain back-end LCD processing operations. We now conduct all of our operations in Manila at our own factory, where we employ our own employees and do not employ the services of a third-party subcontractor. Until April 2002, our back-end LCD processing operations were conducted in Manila through a third-party subcontract manufacturer. Since that date, however, the Manila back-end LCD processing is performed in our own facility.

         In Beijing, we also assemble LCDs into modules. We conduct our LCD module operations in Beijing through a wholly owned foreign subsidiary at a facility we own. We also employ all of our own employees in Beijing.

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

         Since 1997, we have been working on the development of LCoS microdisplays. In 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National Semiconductor focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In 1999, National Semiconductor decided to close its microdisplay business unit. In connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays. We paid approximately $3.0 million in cash and issued warrants to purchase 140,000 shares of our common stock in the transaction, which valued the transaction at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National Semiconductor to assist in the implementation of the acquired technologies.

         In April 1998, we entered into a strategic relationship with Inviso, Inc., a privately held company with numerous patents and proprietary technology related to microdisplay development. We acquired a minority equity interest in Inviso for approximately $3.3 million. In March 2000, we acquired an additional interest in Inviso for $500,000, raising our total minority equity interest to $3.8 million. As part of this strategic relationship, we provided proprietary manufacturing capabilities and liquid crystal expertise, and Inviso provided patented and proprietary technologies and components for the joint development of microdisplay products. In the second quarter of 2001, we wrote off our investment of $3.8 million in Inviso because we determined that our investment was impaired, as that term is defined under generally accepted accounting principles. Subsequent to our write-off, Inviso was unable to raise funds to operate its business and has since ceased operations. In the second quarter of 2002, we purchased all of the intellectual property of Inviso for $750,000.

         In August 2000, our wholly owned subsidiary, Three-Five Systems (Beijing) Co., Ltd., entered into a strategic agreement with Heibei Jiya Electronics, Co., Ltd. (“Jiya”), a Chinese-based manufacturer of LCD glass. Under the terms of the agreement, Jiya agreed to provide LCD glass to us and reserve a significant amount of LCD glass manufacturing capacity for us. In exchange, we agreed to assist Jiya in further developing its LCD glass manufacturing processes. At the end of the agreement term in February 2002, we had the option to extend the agreement or to acquire a majority interest in Jiya. We elected not to extend the agreement or acquire a majority interest.

         In 2001, we invested $1.25 million in Silicon Bandwidth, Inc., a privately held company providing unique semiconductor and optoelectronic interconnect solutions based upon multiple, patented, proprietary technologies. We are working closely with Silicon Bandwidth to design unique, cost-effective, reconfigurable packaging platforms for LCoS microdisplays.

         During the second quarter of 2001, we formed a new company, Three-D OLED L.L.C., with DuPont Displays, a business unit of DuPont Corporation. We owned 51% of this new venture, and DuPont Displays owned 49%. The companies pledged $3.0 million to the venture. Our share of that obligation was slightly over $1.5 million. This venture was formed to design, assemble, and market OLED (Organic Light Emitting Diode) display modules to OEMs worldwide with the focus on glass substrate, passive matrix OLED displays. In the second quarter of 2002, we agreed with DuPont Displays to liquidate our joint venture with Three-D OLED L.L.C. and enter into a non-equity based Strategic Manufacturing and Supply Agreement. Under that agreement, the parties will continue to work together in a fashion similar to the venture, but the relationship will be nonexclusive. Thus, we will have the right to purchase the glass panel output of a planned high-volume manufacturing plant located in Taiwan, announced by DuPont and RiTdisplay Technology Corporation. In addition, we will utilize other OLED glass panel sources. Upon the request of DuPont Displays, we will also manufacture OLED display modules for them at our display module assembly facilities in Beijing and Manila.

         In January 2002, we purchased the intellectual property of Zight Corporation, a private company focused on microdisplays for personal display system applications. In addition, we purchased certain key assets of Zight at a creditor’s auction and we hired seven key technical persons formerly employed by Zight. The total cost of the acquisition was approximately $2.6 million.

         In July 2002, we invested $5.0 million in ColorLink, Inc. ColorLink has a leading position worldwide in the development and manufacture of color management technologies for LCoS microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions and multi-media projectors. This investment furthers our efforts to accelerate as much as possible the establishment of the necessary infrastructure for LCoS microdisplays.

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

         We recognize sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer, risk of loss and title have passed to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Non-recurring engineering and non-recurring tooling revenues are recognized as expenses are incurred.

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

         We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

         We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by GAAP versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. Net operating loss carry forwards and other credit carry forwards also result in deferred tax assets. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe that the recovery were not more likely than not, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

         Net Sales. Our net sales decreased 3.6% to $24.1 million in the three months ended June 30, 2002 from $25.0 million in the three months ended June 30, 2001. This decrease was primarily a result of the reduced selling prices of our LCD modules. We actually shipped 13% more modules in the second quarter of 2002 versus the second quarter of 2001. We derived more than 80% of our net sales from the mobile handset market. Since the second half of 2000, weak and uncertain demand in the mobile handset industry and continued issues with handset inventories has led to cancellations, delays and push-outs for existing and new customers’ programs. In addition, pricing pressures in the LCD module industry have led to a reduction in average selling prices.

         Cost of Sales. Cost of sales decreased to 97.5% of net sales in the three months ended June 30, 2002 from 128.6% in the three months ended June 30, 2001. The higher percentage in 2001 was a result of sudden, intense pricing pressure and operating inefficiencies caused by a rapid reduction in production volumes. In addition, in 2001 we had a $2.4 million charge relating to the write-off of our inventory. The inventory write-off occurred because of cancellations by customers of various end-of-life programs. Since the second quarter of 2001, we have focused on continued cost reductions to increase our operating efficiencies and lower our breakeven levels.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense, or SG&A, was $2.8 million in the three months ended June 30, 2002, which is roughly equivalent to the $2.9 million incurred in the three months ended June 30, 2001.

         Research, Development, and Engineering Expense. Research, development, and engineering, or RD&E, expense was $4.8 million in the three months ended June 30, 2002, which is equivalent to the $4.8 million incurred in the three months ended June 30, 2001. Over 80% of the RD&E expense related to the result of the development of LCoS microdisplays, and the largest component of the expense for LCoS microdisplays was production start-up expenses.

         Loss on Assets Held for Sale. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company in which we agreed to sell our front-end manufacturing LCD line and establish a supply agreement. The sale of the front-end LCD line will likely occur in the fourth quarter of 2002. Under the terms of the Cooperative Agreement, we will receive $3 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a one-time charge of $4.5 million for the loss on assets held for sale. This charge was reported as a separate line item in operating expense.

         Other Income (Expense), Net. Other income in the three months ended June 30, 2002 was $894,000 compared to other expense of $2.1 million in the three months ended June 30, 2001. The principal reason for the difference is that we had a write-off of our investment in Inviso, Inc. of $3.8 million in the quarter ended June 30, 2001. In addition, the interest income earned in the second quarter of 2001 was $1.8 million compared to $944,000 in the second quarter of 2002. The primary reason for the reduced interest income was a substantial reduction in the market interest rate combined with a reduction in our average cash balances and liquid investments.

         Benefit from Income Taxes. We had a benefit from income taxes of $4.0 million in the three months ended June 30, 2002 compared to a benefit from income taxes of $5.6 million in the three months ended June 30, 2001. The tax benefit rate was 37.8% in the three months ended June 30, 2002 compared to 33.0% in the three months ended June 30, 2001. The increased tax benefit rate was the result of a higher estimated annual loss in higher tax rate jurisdictions and because of the allocation of our loss between various countries.

         Net Loss. Our net loss was $6.6 million, or $0.31 per diluted share, in the three months ended June 30, 2002 compared to a net loss of $11.3 million, or $0.53 per diluted share, in the three months ended June 30, 2001. As discussed above, we had a one-time charge relating to the write-down of the front-end LCD line in the second quarter of 2002. In addition, we had several special charges in the second quarter of 2001, including the write-off of our investment in Inviso, Inc. of $3.8 million, the write-off of certain inventory of $2.4 million, and the write-off of an ERP system implementation of $1.3 million. Excluding all special charges, our net loss for the three months ended June 30, 2002 was $3.8 million, or $0.18 per diluted share, and our net loss for the three months ended June 30, 2001 was approximately $6.3 million, or $0.29 per diluted share.

         We reported a net loss of approximately $3.6 million, or $0.17 per share, in the second quarter of 2002 in the LCoS microdisplay business segment compared to a net loss of approximately $5.1 million, or $0.24 per share, in the second quarter of 2001. For the LCD business segment, we reported a net loss of approximately $3.0 million, or $0.14 per share, during the second quarter of 2002 compared to a net loss of approximately $6.3 million, or $0.29 per share, during the second quarter of 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

         Net Sales. Net sales decreased 22.1% to $47.2 million in the six months ended June 30, 2002 from $60.6 million in the six months ended June 30, 2001. This decrease was primarily a result of the downturn of the economy in general as well as a downturn in the mobile handset market. We derived more than 80% of our net sales from the mobile handset market. The number of LCD module units shipped in the first half of 2002 was 6.6% less than the number of units shipped in the first half of 2001. In addition, pricing pressures in the LCD module industry have led to a reduction in average selling prices.

         Cost of Sales. Cost of sales decreased to 98.3% of net sales in the six months ended June 30, 2002 from 104.6% in the six months ended June 30, 2001. The higher percentage in 2001 was a result of sudden, intense pricing pressure and operating inefficiencies caused by a rapid reduction in production volumes. In addition, in the second quarter of 2001, we had a $2.4 million charge relating to the write-off of our inventory. The inventory write-off occurred because of cancellations by customers of various end-of-life programs. Since the second quarter of 2001, we have focused on continued cost reductions to increase our operating efficiencies and lower our breakeven levels.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 9.3% to $5.9 million in the six months ended June 30, 2002 from $5.4 million in the six months ended June 30, 2001. The increase in SG&A expense was a result of a variety of factors, including increased legal fees and allowances for doubtful accounts.

         Research, Development, and Engineering Expense. Research, development, and engineering expense increased 12.9% to $9.6 million in the six months ended June 30, 2002 from $8.5 million in the six months ended June 30, 2001. RD&E expense overall increased almost exclusively as a result of the efforts to bring LCoS microdisplays into production.

         Loss on Assets Held for Sale. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company in which we agreed to sell our front-end manufacturing LCD line and establish a supply agreement. The sale of the front-end LCD line will likely occur in the fourth quarter of 2002. Under the terms of the Cooperative Agreement, we will receive $3 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a one-time charge of $4.5 million for the loss on assets held for sale. This charge was reported as a separate line item in operating expense.

         Other Income (Expense), Net. Other income in the six months ended June 30, 2002 was $2.1 million compared to other income of $67,000 in the six months ended June 30, 2001. The principal reason for the difference was the write-off of our investment in Inviso, Inc. of $3.8 million in the quarter ended June 30, 2001. In addition, the interest income earned in the first half of 2001 was $3.9 million as compared to $2.0 million in the first half of 2002. The primary reason for the reduced interest income was a substantial reduction in the market interest rate combined with a reduction in our average cash balances and liquid investments.

         Benefit from Income Taxes. We had a benefit from income taxes of $6.1 million for the six months ended June 30, 2002 compared to a benefit from income taxes of $5.5 million for the six months ended June 30, 2001. The tax benefit rate was 36% in the six months ended June 30, 2002 compared to a tax benefit rate of 33% in the six months ended June 30, 2001. The increased tax benefit rate was the result of a higher estimated annual loss in higher tax rate jurisdictions and because of the allocation of our loss between various countries.

         Net Loss. Our net loss was $11.0 million, or $0.51 per diluted share, in the six months ended June 30, 2002 compared to a net loss of $11.1 million, or $0.52 per diluted share, in the six months ended June 30, 2001. We reported a net loss of approximately $7.4 million, or $0.35 per share, in the six months ended June 30, 2002 in the LCoS microdisplay business segment compared to a net loss of approximately $6.2 million, or $0.29 per share, in the six months ended June 30, 2001. For the LCD business segment, we reported a net loss of $3.5 million, or $0.16 per share, during the six months ended June 30, 2002 compared to a net loss of $4.9 million, or $0.23 per share, during the six months ended June 30, 2001.

Quarterly Results of Operations

         The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended June 30, 2002. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Condensed Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

			(in thousands)
	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,
		2001		2002

Net sales	$25,013	$26,594	$31,913	$23,110	$24,087

Cost and expenses:

Cost of sales	32,160	27,453	30,658	22,902	23,484

Selling, general, and administrative	2,922	2,444	2,273	3,125	2,812

Research, development, and engineering	4,795	4,224	4,938	4,818	4,796

Loss on sale of assets	—	—	—	—	4,545

	39,877	34,121	37,869	30,845	35,637

Operating loss	(14,864)	(7,527)	(5,956)	(7,735)	(11,550)

Other income (expense), net	(2,073)	1,497	1,886	1,198	894

Minority interest in loss (income) of consolidated subsidiary	—	62	105	105	(21)

Loss before income taxes	(16,937)	(5,968)	(3,965)	(6,432)	(10,677)

Benefit from income taxes	(5,589)	(1,972)	(1,303)	(2,122)	(4,037)

Net loss	$(11,348)	$(3,996)	$(2,662)	$(4,310)	$(6,640)

Liquidity and Capital Resources

         At June 30, 2002, we had cash, cash equivalents, and liquid investments of $141.0 million compared to $156.1 million at December 31, 2001. This decrease was due primarily from our operating cash outflow, the acquisition of the intellectual property and certain other assets of Zight Corporation, the acquisition of the intellectual property of Inviso, Inc., and the purchase of tooling, production, and test upgrades to our microdisplay equipment in Tempe.

         In the quarter ended June 30, 2002, we had approximately $2.5 million in net cash outflow from operations compared to $721,000 in net cash outflow from operations in the quarter ended June 30, 2001. The net cash outflow was primarily related to the loss reported for the quarter and was mitigated by the $2.1 million reduction in inventory balances during the second quarter.

         Depreciation and amortization expense was $1.7 million for the second quarter of 2002 compared to $1.4 million for the second quarter of 2001. Inventory turns were 7.3 in the second quarter of 2002 compared to 7.8 in the second quarter of 2001. Accounts receivable DSOs (Day Sales Outstanding) were 64 days in the second quarter of 2002 compared to 65 days in the second quarter of 2001.

         In the first six months of 2002, we had $8.1 million in net cash outflow from operations compared to $7.9 million in net cash outflow from operations during the same period in 2001.

         Our working capital was $146.7 million at June 30, 2002 compared with $169.1 million at December 31, 2001. Our current ratio increased to 10.6-to-1 at June 30, 2002 from 8.8-to-1 at December 31, 2001. Our working capital decreased as a result of our cash outflow. Our current ratio increased as a result of the decrease in our current liabilities.

         In February 2002, we renewed our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in January 2003. No borrowings were outstanding under that credit facility on June 30, 2002. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. In May 2002, our Beijing subsidiary renewed its credit facility with the Bank of China. As of June 30, 2002, our Beijing subsidiary had an outstanding $2.7 million term loan due April 30, 2003 to the Bank of China, which was secured by a $3.0 million standby letter of credit issued by Comerica Bank.

         Purchases of intangibles and property, plant, and equipment during the second quarter of 2002 were approximately $2.4 million. Of this amount, $1.5 million was associated with the acquisition of intangibles and intellectual property relating to microdisplays, including $750,000 for the acquisition of the intellectual property from Inviso, Inc.

         The following tables list our contractual obligations and commercial commitments:

		Payments due by Period

Contractual Obligations	Total Amounts	Less
(in thousands)	Committed	than 1 Year	1-3 Years	4-5 Years	6 Years and Over

Term Loan	$2,706	$2,706	$—	$—	$—

Operating Leases	15,338	1,015	2,027	2,174	10,122

Total Contractual Cash Obligations	$18,044	$3,721	$2,027	$2,174	$10,122

		Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts	Less
(in thousands)	Committed	than 1 Year	1-3 Years	4-5 Years	6 Years and Over

Guarantee	$472	$89	$197	$186	—

         The operating leases include a lease for our factory in Manila and our ground lease in Tempe, Arizona. These leases are described in detail in Note 7 of the Notes to our Consolidated Financial Statements for 2001 included in our Form 10-K. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. The $3.0 million standby letter of credit issued by Comerica has not been included in the Other Commercial Commitments table because it only exists to secure the term loan obligation of $2.7 million, which is already included in the table for Contractual Obligations. We have no other long-term debt, capital lease obligations, unconditional purchase obligations, or other long-term obligations, and we do not have any other commercial commitments. We have no off-balance sheet arrangements.

         We believe that our existing balances of cash, cash equivalents, and investments will provide adequate sources to fund our operations and planned expenditures through 2002, as well as to meet our contractual obligations. Specifically, we have $141.0 million in cash, cash equivalents, and short- and long-term investments. Our capital expenditures for the remainder of 2002 are expected to be less than $2.5 million, and we expect operating cash outflow to be minimal relative to our cash reserves. We continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of various new technologies, especially LCoS microdisplays, that may also require us to make additional capital investments. In such a case, we may need to expand our loan commitments or pursue alternate methods of financing or raise capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

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

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on May 3, 2002. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Against

David C. Malmberg	16,928,256	243,226

Jack L. Saltich	16,913,073	258,409

Jeffrey D. Buchanan	16,937,737	238,745

Thomas H. Werner	16,928,041	243,441

Kenneth M. Julien	16,880,677	290,805

David P. Chavoustie	16,914,667	256,815

Murray A. Goldman	16,911,489	259,993

         The following items were also voted upon and approved by the stockholders:

         (a)  To approve the Amendment to the 1998 Stock Option Plan.

Votes in Favor	Opposed	Abstain

16,292,583	787,938	90,916

         (b)  To ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2002.

Votes in Favor	Opposed	Abstain

14,776,407	2,251,348	143,727

ITEM 5.  OTHER INFORMATION

         Our Insider Trading Policy permits our directors, officers, and other key personnel to establish purchase and sale programs in accordance with Rule 10b5-1 adopted by the Securities and Exchange Commission. The rule permits employees to adopt written plans at a time before becoming aware of material nonpublic information and to sell shares according to a plan on a regular basis (for example, weekly or monthly), regardless of any subsequent nonpublic information they receive. In our view, Rule 10b5-1 plans are beneficial because systematic, pre-planned sales that take place over an extended period should have a less disruptive influence on the price of our stock. We also believe plans of this type are beneficial because they inform the marketplace about the nature of the trading activities of our directors and officers. In the absence of such information, the market could mistakenly attribute transactions as reflecting a lack of confidence in our company or an indication of an impending event involving our company. We recognize that our directors and officers may have reasons totally apart from the company in determining to effect transactions in our common stock. These reasons could include the purchase of a home, tax and estate planning, the payment of college tuition, the establishment of a trust, the balancing of assets, or other personal reasons. The establishment of any trading plan involving our company requires the pre-clearance by our Chief Executive Officer or Chief Financial Officer. An individual adopting a trading plan must comply with all requirements of Rule 10b5-1, including the requirement that the individual not possess any material nonpublic information regarding our company at the time of the establishment of the plan. In addition, sales under a trading plan may be made no earlier than 30 days after the plan establishment date.

         Currently, no officers have adopted trading plans.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 99.1 — Certification of President/CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 — Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(1)	Report on Form 8-K dated April 23, 2002, furnishing an Item 9 FD disclosure.

(2)	Report on Form 8-K dated May 13, 2002, reporting change in certifying accountant.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREE-FIVE SYSTEMS, INC. (Registrant)

Dated: August 2, 2002	By: /s/ Jeffrey D. Buchanan

Name: Jeffrey D. Buchanan Its: Executive Vice President; Chief Financial Officer