Form 10-Q
period 2002-09-30
THREE FIVE SYSTEMS INC
filed 2002-10-29
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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

YES   ☒      NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF SEPTEMBER 30, 2002

Common Par value $.01 per share	21,429,439

THREE-FIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

		Page

ITEM 1	FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets-

	December 31, 2001 and September 30, 2002	1

	Condensed Consolidated Statements of Operations-

	Three Months and Nine Months Ended September 30, 2001 and 2002	2

	Condensed Consolidated Statements of Cash Flows-

	Nine Months Ended September 30, 2001 and 2002	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	19

ITEM 4	CONTROLS AND PROCEDURES	19

	PART II - OTHER INFORMATION

ITEM 5	OTHER INFORMATION	19

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	20

	SIGNATURES	20

	CERTIFICATIONS	21

ITEM 1.   FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2001	2002

ASSETS		(unaudited)

Current Assets:

Cash and cash equivalents	$37,003	$25,617

Short-term investments	110,016	96,386

Accounts receivable, net	18,102	13,258

Inventories	15,629	11,642

Taxes receivable	3,960	—

Deferred tax asset	3,930	3,829

Assets held for sale	—	1,841

Other current assets	2,104	1,564

Total current assets	190,744	154,137

Long-term Investments	9,034	4,421

Property, Plant and Equipment, net	38,353	30,866

Intangibles, net	5,886	13,222

Goodwill	—	7,631

Deferred Tax Asset, net	219	7,462

Other Assets, net	1,652	6,793

	$245,888	$224,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$14,785	$8,890

Accrued liabilities	4,130	3,725

Income taxes payable	—	136

Term loan	2,706	2,706

Total current liabilities	21,621	15,457

Minority Interest in Consolidated Subsidiary	323	—

Commitments and Contingencies

Stockholders’ Equity:

Common stock	219	219

Additional paid-in capital	200,395	200,710

Retained earnings	30,666	16,336

Stock subscription note receivable	(163)	(171)

Accumulated other comprehensive loss	(21)	(233)

Less – treasury stock, at cost	(7,152)	(7,786)

Total stockholders’ equity	223,944	209,075

	$245,888	$224,532

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Net Sales	$26,594	$18,584	$87,223	$65,781

Costs and Expenses:

Cost of sales	27,453	18,049	90,856	64,435

Selling, general, and administrative	2,444	2,665	7,857	8,602

Research, development, and engineering	4,224	4,359	12,680	13,973

Loss on assets held for sale	—	—	—	4,545

	34,121	25,073	111,393	91,555

Operating loss	(7,527)	(6,489)	(24,170)	(25,774)

Other Income (Expense):

Interest, net	1,500	716	5,439	2,722

Loss on investment in start-up company	—	—	(3,820)	—

Other, net	(3)	39	(55)	125

	1,497	755	1,564	2,847

Minority Interest in Loss of Consolidated Subsidiary	62	—	62	84

Loss before Income Taxes	(5,968)	(5,734)	(22,544)	(22,843)

Benefit from income taxes	(1,972)	(2,354)	(7,442)	(8,513)

Net Loss	$(3,996)	$(3,380)	$(15,102)	$(14,330)

Loss per Common Share:

Basic	$(0.19)	$(0.16)	$(0.70)	$(0.67)

Diluted	$(0.19)	$(0.16)	$(0.70)	$(0.67)

Weighted Average Number of Common Shares:

Basic	21,363	21,330	21,427	21,425

Diluted	21,363	21,330	21,427	21,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2001	2002

Cash Flows from Operating Activities:

Net loss	$(15,102)	$(14,330)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,356	5,312

Stock compensation	—	92

Minority interest in consolidated subsidiary	(62)	(84)

Provision for accounts receivable valuation reserves	191	185

Loss on disposal of assets	1,289	4,545

Loss on investment in start-up company	3,820	—

Benefit from deferred taxes, net	—	(7,039)

Interest on stock subscription note receivable	(22)	(8)

Change in assets and liabilities:

Decrease in accounts receivable	3,085	6,110

Decrease in inventories	2,665	4,661

Decrease (increase) in other assets	(291)	621

Decrease in accounts payable and accrued liabilities	(2,044)	(7,331)

Decrease (increase) in taxes receivable	(7,688)	4,096

Net cash used in operating activities	(9,803)	(3,170)

Cash Flows from Investing Activities:

Purchase of property, plant, and equipment	(6,324)	(3,886)

Deposit received for assets held for sale	—	1,100

Purchase of intangibles	(1,247)	(5,656)

Purchase of investments	(181,452)	(95,884)

Proceeds from maturities/sales of investments	185,724	113,874

Business acquisition	—	(11,950)

Other investments	(1,000)	(5,081)

Net cash used in investing activities	(4,299)	(7,483)

Cash Flows from Financing Activities:

Stock options exercised	331	202

Receipt from (distribution to) minority interest holder	490	(239)

Purchase of treasury stock	(2,526)	(634)

Net cash used in financing activities	(1,705)	(671)

Effect of exchange rate changes on cash and cash equivalents	(18)	(62)

Net decrease in cash and cash equivalents	(15,825)	(11,386)

Cash and cash equivalents, beginning of period	45,645	37,003

Cash and cash equivalents, end of period	$29,820	$25,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (which include only normal recurring adjustments and to record a loss on assets held for sale) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with our December 31, 2001 financial statements and accompanying notes thereto.

Note B	Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 2001 and 2002. Diluted loss per common share is determined assuming that outstanding dilutive options and warrants were exercised at the beginning of the period or at the time of issuance, if later. No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted loss per share for the three- and nine-month periods ended September 30, 2001 and September 30, 2002, as their effect was anti-dilutive. Set forth below are the disclosures for the three- and nine-month periods ended September 30, 2001 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(in thousands, except per share data)
Basic loss per share:

Net loss	$(3,996)	$(3,380)	$(15,102)	$(14,330)

Weighted average common shares	21,363	21,330	21,427	21,425

Basic per share amount	$(0.19)	$(0.16)	(0.70)	$(0.67)

Diluted loss per share:

Net loss	$(3,996)	$(3,380)	$(15,102)	$(14,330)

Weighted average common shares	21,363	21,330	21,427	21,425

Options and warrants assumed exercised	—	—	—	—

Total common shares plus common Stock equivalents	21,363	21,330	21,427	21,425

Diluted per share amount	$(0.19)	$(0.16)	$(0.70)	$(0.67)

Note C	Inventories consist of the following:

	December 31, 2001	September 30, 2002

	(in thousands)
Raw materials	$11,535	$8,985

Work-in-process	964	833

Finished goods	3,130	1,824

	$15,629	$11,642

Note D	Property, plant, and equipment consist of the following:

	December 31, 2001	September 30, 2002

	(in thousands)
Building and improvements	$16,476	$16,476

Furniture and equipment	53,728	45,681

	70,204	62,157

Less accumulated depreciation	(31,851)	(31,291)

	$38,353	$30,866

See Note O for the $4.5 million loss on assets held for sale during 2002.

Note E	Intangibles:

Intangibles consist of mask works, patents, licenses, customer lists and other intangible assets. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized. In January 2002, we purchased the intellectual property of Zight Corporation, a private company focused on microdisplays for personal display system applications, for $2.0 million. In April 2002, we purchased the intellectual property of Inviso, Inc. for $750,000. In each case, the intellectual property purchased consisted of patents, patents pending, and patent disclosures. In September 2002, $3.0 million was allocated to customer lists through the acquisition of AVT Advanced Video Technologies, or AVT, as described in Note Q.

Intangible assets consist of the following:

	December 31, 2001	September 30, 2002

Amortized Intangible Assets:	(in thousands)
Mask works	$3,481	$5,981

Patents and other intangible assets	200	3,356

Customer lists	—	3,000

Licenses	2,954	2,954

	6,635	15,291

Less accumulated amortization	(749)	(2,069)

	$5,886	$13,222

Intangible asset amortization expense for the three month period ended September 30, 2001 was $276,000 as compared to $473,000 for the three month period ended September 30, 2002. Intangible asset amortization expense for the nine month period ended September 30, 2001 was $276,000 as compared to $1.3 million for the nine month period ended September 30, 2002. Estimated annual amortization expense through 2006 related to intangible assets reported as of September 30, 2002 is as follows (in thousands):

Fiscal Year	Amount

2002	$1,894

2003	3,064

2004	3,045

2005	3,120

2006	2,197

Note F	Goodwill:

Our goodwill of $7.6 million consists entirely of goodwill generated during the purchase of AVT.

Note G	Segment information:

We monitor and evaluate the financial performance of our operations by our two product lines (operating segments): LCD and Microdisplay. The LCD operating segment consists of products that employ an LCD (Liquid Crystal Display) or CRT to present information to the user. The Microdisplay operating segment consists of products that employ a Liquid Crystal on Silicon (LCoS™) display to present information to the user. The accounting policies related to the operating segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in our financial statements included in our Report on Form 10-K for the fiscal year ended December 31, 2001. Non-specific operating segment expenses were allocated based upon estimated usage. Interest income was split equally between the LCD and Microdisplay operating segments. The worldwide average tax rate was used for both segments. The following includes financial information, for our two operating segments (in thousands, except share data):

Three Months Ended Sept. 30, 2001	LCD	Microdisplay	Total

Net sales	$25,963	$631	$26,594

Other income	748	749	1,497

Benefit from income taxes	(570)	(1,402)	(1,972)

Net loss	(1,149)	(2,847)	(3,996)

Loss per share	(0.05)	(0.14)	(0.19)

Three Months Ended Sept. 30, 2002	LCD	Microdisplay	Total

Net sales	$18,241	$343	$18,584

Other income	378	377	755

Benefit from income taxes	(406)	(1,948)	(2,354)

Net loss	(498)	(2,882)	(3,380)

Loss per share	(0.02)	(0.14)	(0.16)

Nine Months Ended Sept. 30, 2001	LCD	Microdisplay	Total

Net sales	$85,265	$1,958	$87,223

Other income (loss)	2,692	(1,128)	1,564

Benefit from income taxes income taxes	(2,985)	(4,457)	(7,442)

Net loss	(6,052)	(9,050)	(15,102)

Loss per share	(0.28)	(0.42)	(0.70)

Nine Months Ended Sept. 30, 2002	LCD	Microdisplay	Total

Net sales	$64,987	$794	$65,781

Other income	1,423	1,424	2,847

Benefit from income taxes	(2,377)	(6,136)	(8,513)

Net loss	(4,003)	(10,327)	(14,330)

Loss per share	(0.19)	(0.48)	(0.67)

We also track net sales data by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following includes financial information for our geographic areas (in thousands):

	North		Other

Three Months Ended Sept. 30, 2001	America	China	Foreign	Total

Net sales	$4,186	$11,802	$10,606	$26,594

	North		Other

Three Months Ended Sept. 30, 2002	America	China	Foreign	Total

Net sales	$1,645	$5,856	$11,083	$18,584

	North		Other

Nine Months Ended Sept. 30, 2001	America	China	Foreign	Total

Net sales	$16,873	$35,088	$35,262	$87,223

	North		Other

Nine Months Ended Sept. 30, 2002	America	China	Foreign	Total

Net sales	$5,834	$29,231	$30,716	$65,781

Note H	Comprehensive loss for the periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

		(in thousands)
Net loss	$(3,996)	$(3,380)	$(15,102)	$(14,330)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	67	(114)	(18)	(62)

Unrealized gain (loss) on securities, net of tax	199	58	451	(150)

Comprehensive loss	$(3,730)	$(3,436)	$(14,669)	$(14,542)

Note I	Debt:

In February 2002, we renewed our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in January 2003. No borrowings were outstanding under that credit facility on September 30, 2002. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. In May 2002, our Beijing subsidiary renewed its credit facility with the Bank of China. As of September 30, 2002, our Beijing subsidiary had an outstanding $2.7 million term loan due April 30, 2003 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Comerica Bank.

Note J	Commitments and Contingencies:

In 1991, we received a notice of potential liability at the Barkhamsted-New Hartford Landfill Site (the “Landfill”) in Barkhamsted, Connecticut from the U.S. Environmental Protection Agency (“EPA”). Fifty-seven other entities received similar letters. The Landfill is a semi-active waste disposal area consisting of 97.84 acres located in Barkhamsted and New Hartford, Connecticut. The Landfill is owned and operated by the Administrative Board of Regional Refuse Disposal and began operating as a landfill in 1974. Industrial wastes were received by the Landfill until 1993, and the Landfill was closed in 1995. In January 1992, we received a 104(e) questionnaire from the EPA, which was completed and submitted during 1992. We later received verbal notification that we had no further liability in the matter. According to the EPA, groundwater contamination at the site, which includes volatile and semi-volatile organic compounds and low concentrations of metals, constitutes a low-level threat. As a result of previous actions at the site, groundwater is the only medium requiring additional cleanup. All source material and principal threats have been addressed through the landfill capping and related activity completed in 1999. On February 28, 2002, we received notification from the EPA that the EPA believes we are an involved party and indicated that the EPA was seeking to negotiate an agreement with the involved parties to fund the EPA’s chosen remedy of monitored natural attenuation of the groundwater. We then received notification that we had become a member of the Potential Responsible Party (PRP) group noticed by the EPA. The EPA has conducted a Remedial Investigation/Feasibility Study and issued a Proposed Plan to clean up the site. In

September 2002, we proposed and recognized a settlement with the EPA of $65,000. Our settlement would remove us from future liabilities associated with the Landfill.

We have guaranteed up to $450,000 of the debt of a start-up company, VoiceViewer Technology, Inc., a private company developing microdisplay products. We will be required to pay this guarantee to the lender if the start-up company defaults on its debt obligations.

We are also involved in certain administrative proceedings arising in the normal course of business. In our opinion, the ultimate settlement of these administrative proceedings will not materially impact our financial position or results of operations.

Note K	Recently Issued Accounting Standards:

In September 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets. “ SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after September 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit. We adopted SFAS Nos. 141 and 142 on January 1, 2002, and there was no material impact on our financial position or results of operations.

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

In July 2001, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will apply to exit or disposal activities initiated after December 31, 2002. We have reviewed the requirements of SFAS No. 146 and believe the adoption of this statement will not have a material impact on our financial statements.

Note L	Reclassifications:

Certain amounts in the statements of cash flows for the nine-month period ended September 30, 2001 have been reclassified to conform with the 2002 presentation.

Note M	Benefit Plans:

On May 3, 2002, the stockholders approved an amendment to increase the number of our shares of common stock available for issuance under the 1998 Stock Option Plan from 1,100,000 to 1,600,000 shares. In August 2002, the Board of Directors approved an amendment to increase the number of our shares of common stock available for issuance under the 1997 Employee Option Plan from 1,150,000 to 1,350,000 shares.

Note N	Joint Venture:

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

Note O	Loss on Sale of Assets:

During the second quarter of 2001, we announced our strategic decision to move our front-end manufacturing LCD line from Arizona to Asia. The front-end LCD line was operated in Arizona through the third quarter of 2001 and was then shut down. We now purchase all of our LCDs from third parties, although we sometimes purchase partially completed LCDs and complete the back-end operations on those LCDs in Manila. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company in which we agreed to sell our front-end LCD line and establish a supply agreement. The sale of the front-end LCD line will likely occur in the fourth quarter of 2002. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD line, we will receive $3 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a one-time charge of $4.5 million for the loss on assets held for sale. This charge was reported as a separate line item in operating expense. We received $600,000 of the sales price in June 2002 and $500,000 of the sales price in September 2002, both of which were recorded as a reduction in the carrying value of the assets held for sale.

Note P	Investments:

In July 2002, we invested $5.0 million in Series B Preferred Stock of ColorLink, Inc. which is convertible at anytime to common stock of ColorLink at a conversion price of $10 per share. ColorLink has a leading position worldwide in the development and manufacture of color management technologies for LCoS microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions and multi-media projectors. This investment furthers our efforts to accelerate as much as possible the establishment of the necessary infrastructure for LCoS microdisplays. Our investment in ColorLink is accounted for under the cost method as our ownership is less than 20% and we do not exert significant influence. An additional $81,000 was recorded as investment in ColorLink during the third quarter of 2002 for legal and due diligence expenses.

Note Q	Business Acquisitions:

In September 2002, we purchased the assets and ongoing business of AVT, a privately held company that specializes in the design and integration of complex, high-resolution display systems. AVT designs and provides customized and ruggedized flat panel, touchscreen and rackmount systems for original equipment manufacturers including General Electric, Westinghouse, Gillette and the U.S. military. AVT sources its display components from a variety of companies including Sony, Sharp, NEC, LG and Samsung. The purchase price of the acquisition was $12 million, which we paid entirely in cash. The purchase agreement also calls for a residual purchase payment of $2 million should the AVT division achieve certain revenue and profit objectives for 2002 and 2003.

The purchase price was allocated as follows in thousands:

Current Assets	$2,206

Property, plant and equipment	105

Intangibles	3,000

Goodwill	7,631

Other long-term assets	40

Current liabilities	(1,032)

Net Acquisition price	$11,950

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

Overview

         We offer advanced design and manufacturing services to original equipment manufacturers, commonly referred to as OEMs. We have two business segments. In one segment, referred to as the LCD business, we specialize in custom display modules utilizing liquid crystal display, or LCD, components and technology. Our LCD modules have varying levels of integration. At a minimum, each module includes an LCD, a custom LCD driver, and a flexible connector. We also provide value-added services, which increase our competitiveness, by assembling additional components onto the module based upon the specific needs of the customer. These additional components may include such items as keypads, microphones, speakers, light guides, and optics. In addition, as described below, we purchased the net assets of AVT Advanced Video Technologies, or AVT, in September 2002, and all of its business will be included in the LCD business segment. In our second business segment, referred to as the Microdisplay business, we are pursuing the commercialization of liquid crystal on silicon (LCoS™) microdisplays following several years of extensive research and development activities. We believe that the initial markets for our LCoS microdisplay products will be in front projectors, large screen television sets, and personal display system applications. We plan to offer a range of LCoS product solutions with different levels of integration from individual imagers to optical light engines for sale to OEMs that manufacture monitors and televisions.

         Substantially all of our sales are in our LCD business segment. We currently sell substantially all of our LCD modules to major OEMs. We derived more than 80% of our net sales in 1999, 2000, 2001, and the first nine months of 2002 from the mobile handset market. When we win a design program, our customers sometimes pay all or a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as all or a portion of the costs of nonrecurring tooling for custom components. The typical design program life cycle of a custom-designed LCD module is three to 15 months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. Until 2001, our strategy was to seek large-volume programs from major OEMs. In that situation, the minimum production quantity for an LCD module typically approximates 100,000 units per year, although the production rate for some programs has been higher than 100,000 units per week. Recently, we have re-focused our strategy on lower-volume programs with potentially higher gross margins. We have re-focused our strategy because some OEMs with high-volume programs have begun to expect to purchase LCD modules for less than industry costs. The selling price of our LCD modules usually ranges between $3 and $50 per unit. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. These conditions are met at the time we ship products to customers.

         We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer in the wireless communications industry was Motorola. In 1996, our net sales declined, primarily as a result of the phase-out by Motorola of a significant family of programs. In 1997, our net sales returned to pre-1996 levels, primarily as a result of several new programs and customers. We experienced substantial growth again in 1999 and 2000, but our sales substantially declined in 2001 as a result of the world-wide economic slowdown. Motorola and its subcontractors accounted for 34.6% of our net sales in 1997, 63.6% in 1998, 86.1% in 1999, 86.9% in 2000, and 85.4% in 2001. In the first nine months of 2002, Motorola and its subcontractors accounted for 84.5% of our net sales. As a result of our change in strategy, discussed above, none of our design wins in 2001 and 2002 thus far have been with the handset group at Motorola. Consequently, we expect total Motorola business to decline sharply over the next several quarters as older programs end. In the third quarter of 2002, Motorola business declined 32% over the second quarter of 2002. By the end of 2003, we expect Motorola to account for less than 10% of our revenue.

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

         In the past, we used our own front-end LCD production line in Tempe, Arizona for the manufacture of more technologically complex and custom high-volume LCDs. We also purchased LCDs from third parties to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we traditionally shipped LCDs to our facilities in Manila, the Philippines, or Beijing, China, for assembly into modules.

         During the second quarter of 2001, we announced our strategic decision to move our front-end manufacturing LCD line from Arizona to Asia. The front-end LCD line was operated in Arizona through the third quarter of 2001 and was then shut down. We now purchase all of our LCDs from third parties, although we sometimes purchase partially completed LCDs and complete the back-end operations on those LCDs in Manila, as described below. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company in which we agreed to sell our front-end LCD line and establish a supply agreement. The sale of the front-end LCD line will likely occur in the fourth quarter of 2002. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD line, we will receive $3 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a one-time charge of $4.5 million for the loss on assets held for sale. This charge was reported as a separate line item in operating expense. We received $600,000 of the sales price in June 2002 and $500,000 of the sales price in September 2002, both of which were recorded as a reduction in the carrying value of the assets held for sale.

         In Tempe, Arizona, we continue to manufacture all of our LCoS microdisplays on our high-volume liquid crystal on silicon manufacturing line. In addition, all testing and assembly into LCoS modules is done in Tempe.

         In Manila, we assemble LCDs into modules and perform certain back-end LCD processing operations. We now conduct all of our operations in Manila at our own factory, where we employ our own employees and do not employ the services of a third-party subcontractor. Until April 2002, our back-end LCD processing operations were conducted in Manila through a third-party subcontract manufacturer. Since that date, however, the Manila back-end LCD processing has been performed in our own facility.

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

         During the second quarter of 2001, we formed a new company, Three-D OLED L.L.C., with DuPont Displays, a business unit of DuPont Corporation. We owned 51% of this new venture, and DuPont Displays owned 49%. The companies pledged $3.0 million to the venture. Our share of that obligation was slightly over $1.5 million. This venture was formed to design, assemble, and market OLED (Organic Light Emitting Diode) display modules to OEMs worldwide with the focus on glass substrate, passive matrix OLED displays. In the second quarter of 2002, we agreed with DuPont Displays to liquidate our joint venture with Three-D OLED L.L.C. and enter into a non-equity based Strategic Manufacturing and Supply Agreement. Under that agreement, the parties will continue to work together in a fashion similar to the venture, but the relationship will be nonexclusive. Thus, we will have the right, but are not required, to purchase the glass panel output of a planned high-volume manufacturing plant located in Taiwan, announced by DuPont and RiTdisplay Technology Corporation. In addition, we will utilize other OLED glass panel sources. Upon the request of DuPont Displays, we will also manufacture OLED display modules for them at our display module assembly facilities in Beijing and Manila.

         In January 2002, we purchased the intellectual property of Zight Corporation, a private company focused on microdisplays for personal display system applications. In addition, we purchased certain key assets of Zight at a creditor’s auction and we hired seven key technical persons formerly employed by Zight. The total cost of the acquisition was approximately $2.6 million.

         In July 2002, we invested $5.0 million in ColorLink, Inc. ColorLink has a leading position worldwide in the development and manufacture of color management technologies for LCoS microdisplays. ColorLink’s products consist of color management components and system architectures that are critical for digital projection systems that use high-resolution microdisplays. Those projection systems include color monitors, high-definition televisions and multi-media projectors. This investment furthers our efforts to accelerate as much as possible the establishment of the necessary infrastructure for LCoS microdisplays. An additional $81,000 was recorded as investment in ColorLink during the third quarter of 2002 for legal and due diligence expenses.

         In September 2002, we purchased the assets and ongoing business of AVT, a privately held company that specializes in the design and integration of complex, high-resolution display systems. AVT designs and provides customized and ruggedized flat panel, touchscreen and rackmount systems for original equipment manufacturers including General Electric, Westinghouse, Gillette and the U.S. military. AVT sources its display components from a variety of companies including Sony, Sharp, NEC, LG and Samsung. The purchase price of the acquisition was $12 million, which we paid entirely in cash. The purchase agreement also calls for a residual purchase payment of $2 million should the AVT division achieve certain revenue and profit objectives for 2002 and 2003.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to sales, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pensions and other post-retirement benefits, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our financial statements.

         We recognize sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer, risk of loss and title have passed to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Sales allowances are created when any of the foregoing conditions are not met. Non-recurring engineering and non-recurring tooling revenues are recognized as costs are incurred.

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

         We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by GAAP versus U.S. and foreign tax laws. These temporary differences result in deferred tax assets and liabilities. Net operating loss carry forwards and other credit carry forwards also result in deferred tax assets. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we were to believe that the recovery were not more likely than not, we would establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination was made.

         Long-term assets, such as Long-term Investments, Property, Plant and Equipment, Intangibles, Goodwill and Other Assets, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

         Net Sales. Our net sales decreased 30.1% to $18.6 million in the three months ended September 30, 2002 from $26.6 million in the three months ended September 30, 2001. This decline was due entirely to the expected reduction in shipments to our largest historic customer and a slower than expected ramp-up in shipments to new customers. Sales to our largest historic customer were 36.7% lower in the third quarter of 2002 compared to the third quarter of 2001. We derived more than 80% of our net sales from the mobile handset market. Since the second half of 2000, weak and uncertain demand in the mobile handset industry and continued issues with handset inventories have led to cancellations, delays and push-outs for existing and new customers’ programs. In addition, pricing pressures in the LCD module industry have led to a reduction in average selling prices.

         Cost of Sales. Cost of sales decreased to 97.1% of net sales in the three months ended September 30, 2002 from 103.4% in the three months ended September 30, 2001. The higher percentage in 2001 was a result of sudden, intense pricing pressure and operating inefficiencies caused by a rapid reduction in production volumes. Since the second quarter of 2001, we have focused on continued cost reductions to increase our operating efficiencies and lower our breakeven levels.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense, or SG&A, was $2.7 million in the three months ended September 30, 2002, as compared to $2.4 million in the three months ended September 30, 2001. The slight increase was due to increases in administrative and legal expenses.

         Research, Development, and Engineering Expense. Research, development, and engineering expense , or RD&E, was $4.4 million in the three months ended September 30, 2002, as compared to $4.2 million in the three months ended September 30, 2001. The slight increase was due to the new efforts by us focusing on near-to-eye microdisplay applications. Approximately 80% of the RD&E expense related to the effort to develop LCoS microdisplays.

         Other Income, Net. Other income in the three months ended September 30, 2002 was $755,000 compared to other income of $1.5 million in the three months ended September 30, 2001. The interest income earned in the third quarter of 2002 was $716,000 compared to $1.5 million in the third quarter of 2001. The primary reason for the reduced interest income was a substantial reduction in the market interest rate combined with a reduction in our average cash balances and liquid investments.

         Benefit from Income Taxes. We had a benefit from income taxes of $2.3 million in the three months ended September 30, 2002 compared to a benefit from income taxes of $2.0 million in the three months ended September 30, 2001. The tax benefit rate was 41.1% in the three months ended September 30, 2002 compared to 33.0% in the three months ended September 30, 2001. The increased tax benefit rate was the result of a higher estimated annual loss in higher tax rate jurisdictions and because of the allocation of our loss between various countries. During the three months ended September 30, 2002, we established valuation allowances for certain foreign tax credits. We also released prior provisions for taxes related to estimates that were resolved during the three months ended September 30, 2002.

         Net Loss. Our net loss was $3.4 million, or $0.16 per diluted share, in the three months ended September 30, 2002 compared to a net loss of $4.0 million, or $0.19 per diluted share, in the three months ended September 30, 2001.

         For the Microdisplay business segment, we reported a net loss of approximately $2.9 million, or $0.14 per share, in the third quarter of 2002, which was equivalent to the net loss of approximately $2.9 million, or $0.14 per share, in the third quarter of 2001. For the LCD business segment, we reported a net loss of approximately $498,000, or $0.02 per share, in the third quarter of 2002 compared to a net loss of approximately $1.1 million, or $0.05 per share, in the third quarter of 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

         Net Sales. Net sales decreased 24.5% to $65.8 million in the nine months ended September 30, 2002 from $87.2 million in the nine months ended September 30, 2001. This decrease was primarily a result of the downturn of the economy in general as well as a downturn in the mobile handset market. The decline was also due in part to the expected reduction in shipments to our largest historic customer and a slower than expected ramp-up in shipments to new customers. Sales to our largest historic customer were 24.9% lower in the first nine months of 2002 compared to the first nine months of 2001. We derived more than 80% of our net sales from the mobile handset market. The number of LCD module units shipped in the first nine months of 2002 was 12.3% less than the number of units shipped in the first nine months of 2001. In addition, pricing pressures in the LCD module industry have led to a reduction in average selling prices.

         Cost of Sales. Cost of sales decreased to 98.0% of net sales in the nine months ended September 30, 2002 from 104.2% in the nine months ended September 30, 2001. The higher percentage in 2001 was a result of sudden, intense pricing pressure and operating inefficiencies caused by a rapid reduction in production volumes. In addition, in the second quarter of 2001, we had a $2.4 million charge relating to the write-off of our inventory. The inventory write-off occurred because of cancellations by customers of various end-of-life programs. Since the second quarter of 2001, we have focused on continued cost reductions to increase our operating efficiencies and lower our breakeven levels.

         Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 8.9% to $8.6 million in the nine months ended September 30, 2002 from $7.9 million in the nine months ended September 30, 2001. The increase in SG&A expense was a result of a variety of factors, including legal fees, marketing and selling costs.

         Research, Development, and Engineering Expense. Research, development, and engineering expense increased 10.2% to $14.0 million in the nine months ended September 30, 2002 from $12.7 million in the nine months ended September 30, 2001. RD&E expense overall increased exclusively as a result of the efforts to bring LCoS microdisplays into production. Part of the increase in microdisplay RD&E was the result of adding a new group focused on near-to-eye microdisplay applications.

         Loss on Assets Held for Sale. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company in which we agreed to sell our front-end manufacturing LCD line and establish a supply agreement. The sale of the front-end LCD line will likely occur in the fourth quarter of 2002. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD line, we will receive $3 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a one-time charge of $4.5 million for the loss on assets held for sale. This charge was reported as a separate line item in operating expense.

         Other Income, Net. Other income in the nine months ended September 30, 2002 was $2.9 million compared to other income of $1.6 million in the nine months ended September 30, 2001. The principal reason for the difference was the write-off of our investment in Inviso, Inc. of $3.8 million in the second quarter of 2001. In addition, the interest income earned in the first nine months of 2001 was $5.4 million as compared to $2.7 million in the first nine months of 2002. The primary reason for the reduced interest income was a substantial reduction in the market interest rate combined with a reduction in our average cash balances and liquid investments.

         Benefit from Income Taxes. We had a benefit from income taxes of $8.5 million for the nine months ended September 30, 2002 compared to a benefit from income taxes of $7.4 million for the nine months ended September 30, 2001. The tax benefit rate was 37.3% in the nine months ended September 30, 2002 compared to a tax benefit rate of 33.0% in the nine months ended September 30, 2001. The increased tax benefit rate was the result of a higher estimated annual loss in higher tax rate jurisdictions and because of the allocation of our loss between various countries. During the nine months ended September 30, 2002, we established valuation allowances for certain foreign tax credits. We also released prior provisions for taxes related to estimates that were resolved during the nine months ended September 30, 2002.

         Net Loss. Our net loss was $14.3 million, or $0.67 per diluted share, in the nine months ended September 30, 2002 compared to a net loss of $15.1 million, or $0.70 per diluted share, in the nine months ended September 30, 2001.

         For the Microdisplay business segment, we reported a net loss of approximately $10.3 million, or $0.48 per share, in the nine months ended September 30, 2002, compared to a net loss of approximately $9.1 million, or $0.42 per share, in the nine months ended September 30, 2001. For the LCD business segment, we reported a net loss of $4.0 million, or $0.19 per share, in the nine months ended September 30, 2002 compared to a net loss of $6.0 million, or $0.28 per share, in the nine months ended September 30, 2001.

Quarterly Results of Operations

         The following table presents unaudited consolidated statement of operations data for each of the five quarters in the period ended September 30, 2002. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with the Condensed Consolidated Financial Statements. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

	(in thousands)
	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,

	2001		2002

Net sales	$26,594	$31,913	$23,110	$24,087	$18,584

Costs and expenses:

Cost of sales	27,453	30,658	22,902	23,484	18,049

Selling, general, and administrative	2,444	2,273	3,125	2,812	2,665

Research, development, and engineering	4,224	4,938	4,818	4,796	4,359

Loss on sale of assets	—	—	—	4,545	—

	34,121	37,869	30,845	35,637	25,073

Operating loss	(7,527)	(5,956)	(7,735)	(11,550)	(6,489)

Other income, net	1,497	1,886	1,198	894	755

Minority interest in loss (income) of consolidated subsidiary	62	105	105	(21)	—

Loss before income taxes	(5,968)	(3,965)	(6,432)	(10,677)	(5,734)

Benefit from income taxes	(1,972)	(1,303)	(2,122)	(4,037)	(2,354)

Net loss	$(3,996)	$(2,662)	$(4,310)	$(6,640)	$(3,380)

Liquidity and Capital Resources

         At September 30, 2002, we had cash, cash equivalents, and liquid investments of $126.4 million compared to $156.1 million at December 31, 2001. This decrease was due primarily from our operating cash outflow, the purchase of AVT, the investment in ColorLink, the acquisition of the intellectual property and certain other assets of Zight Corporation, the acquisition of the intellectual property of Inviso, Inc., and the purchase of tooling, production, and test upgrades to our microdisplay equipment in Tempe.

         In the quarter ended September 30, 2002, we had approximately $4.9 million in net cash flow from operations compared to $1.9 million in net cash outflow from operations in the quarter ended September 30, 2001. The net cash flow was primarily related to the $6.2 million in tax refunds received during the quarter.

         Depreciation and amortization expense was $1.9 million for the third quarter of 2002 compared to $1.5 million for the third quarter of 2001. This increase was the result of increased amortization of intangibles and depreciation on equipment related to our LCoS efforts. Inventory turns were 6.5 in the third quarter of 2002 compared to 6.6 in the third quarter of 2001. Accounts receivable DSOs (Day Sales Outstanding) were 63 days in the third quarter of 2002 compared to 72 days in the third quarter of 2001.

         In the first nine months of 2002, we had $3.2 million in net cash outflow from operations compared to $9.8 million in net cash outflow from operations during the same period in 2001.

         Our working capital was $138.7 million at September 30, 2002 compared with $169.1 million at December 31, 2001. Our current ratio increased to 10.0-to-1 at September 30, 2002 from 8.8-to-1 at December 31, 2001. Our working capital decreased as a result of our cash outflow. Our current ratio increased as a result of the decrease in our current liabilities.

         In February 2002, we renewed our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in January 2003. No borrowings were outstanding under that credit facility on September 30, 2002. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. In May 2002, our Beijing subsidiary renewed its credit facility with the Bank of China. As of September 30, 2002, our Beijing subsidiary had an outstanding $2.7 million term loan due April 30, 2003 to the Bank of China, which was secured by a $3.0 million standby letter of credit issued by Comerica Bank.

         Purchases of intangibles and property, plant, and equipment during the third quarter of 2002 were approximately $2.3 million. Another $3.0 million was allocated to intangibles through the acquisition of AVT’s customer lists.

         The following tables list our contractual obligations and commercial commitments:

		Payments due by Period

Contractual Obligations	Total Amounts	Less
(in thousands)	Committed	than 1 Year	1-3 Years	4-5 Years	6 Years and Over

Term Loan	$2,706	$2,706	$—	$—	$—

Operating Leases	15,057	964	2,057	2,221	9,815

Total Contractual Cash Obligations	$17,763	$3,670	$2,057	$2,221	$9,815

		Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts	Less
(in thousands)	Committed	than 1 Year	1-3 Years	4-5 Years	6 Years and Over

Guarantee	$450	$90	$200	$160	—

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

         We believe that our existing balances of cash, cash equivalents, and investments will provide adequate sources to fund our operations and planned expenditures through 2002 and 2003, as well as to meet our contractual obligations. Specifically, we have $126.4 million in cash, cash equivalents, and short- and long-term investments. Our capital expenditures for the remainder of 2002 are expected to be less than $1.0 million, and we expect operating cash outflow to be minimal relative to our cash reserves. We continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of both business segments. We have hired an investment banking firm in that regard. New acquisitions or alliances may result in our needing to expand our loan commitments or pursue alternate methods of financing or raise capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards.

         In September 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires companies to apply the purchase method of accounting for all business combinations initiated after September 30, 2001 and prohibits the use of the pooling-of-interest method. SFAS No. 142 changes the method by which companies may recognize intangible assets in purchase business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. In addition, it eliminates the amortization of all existing and newly acquired goodwill on a prospective basis and requires companies to assess goodwill for impairment, at least annually, based on the fair value of the reporting unit.

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

         In July 2001, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will apply to exit or disposal activities initiated after December 31, 2002. We have reviewed the requirements of SFAS No. 146 and believe the adoption of this statement will not have a material impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There are no material changes in reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

         As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

(b)	Reports on Form 8-K: (1) Report on Form 8-K dated August 5, 2002, furnishing an Item 9 FD disclosure.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.
(Registrant)

Dated: October 28, 2002	/s/ Jeffrey D. Buchanan

Name: Jeffrey D. Buchanan

Its: Executive Vice President; Chief Financial Officer

CERTIFICATIONS

         I, Jack L. Saltich, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Three-Five Systems, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Jack L. Saltich

Jack L. Saltich

Chief Executive Officer

         I, Jeffrey D. Buchanan, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Three-Five Systems, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ Jeffrey D. Buchanan

Jeffrey D. Buchanan

Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1 — Certification of President/CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 — Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.