Form 10-Q
period 2003-03-31
THREE FIVE SYSTEMS INC
filed 2003-04-30
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act Of 1934

For the Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF MARCH 31, 2003

Common Par value $.01 per share	21,286,039

THREE-FIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2003

ITEM 1.           FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	MARCH 31,
	2002	2003

		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,389	$19,901
Short-term investments	62,178	54,493
Accounts receivable, net	16,970	17,172
Inventories	19,876	27,675
Taxes receivable	561	653
Deferred tax asset	3,561	3,570
Assets held for sale	841	—
Other current assets	2,507	2,179

Total current assets	124,883	125,643
Property, plant and equipment, net	31,563	33,058
Intangibles, net	14,919	18,088
Goodwill	34,901	34,094
Long-term deferred tax asset	9,642	12,693
Other Investments	6,331	6,331
Other Assets, net	455	676

	$222,694	$230,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,760	$16,819
Accrued liabilities	5,166	4,560
Deferred revenue	358	679
Term loans	2,714	6,895

Total current liabilities	16,998	28,953

Long-term Debt	20	1,460

Other Long-term Liabilities	8	6

Commitments and Contingencies
Stockholders’ Equity:
Common stock	219	219
Additional paid-in capital	200,763	200,763
Retained earnings	13,695	8,220
Stock subscription note receivable	(174)	(177)
Accumulated other comprehensive loss	(332)	(358)
Less – treasury stock, at cost	(8,503)	(8,503)

Total stockholders’ equity	205,668	200,164

	$222,694	$230,583

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

Net Sales	$23,110	$25,695

Costs and Expenses:
Cost of sales	22,902	25,913
Selling, general, and administrative	3,125	4,344
Research, development, and engineering	4,818	3,800
Gain on sale of assets	—	(13)
Amortization of customer lists/distribution rights	—	511

	30,845	34,555

Operating loss	(7,735)	(8,860)

Other Income:
Interest, net	1,062	296
Other, net	136	9

	1,198	305

Minority Interest in Loss of Consolidated Subsidiary	105	—

Loss before Income Taxes	(6,432)	(8,555)
Benefit from income taxes	(2,122)	(3,080)

Net Loss	$(4,310)	$(5,475)

Loss per Common Share:
Basic and Diluted	$(0.20)	$(0.26)

Weighted Average Number of Common Shares:
Basic and Diluted	21,508	21,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(4,310)	$(5,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,740	2,473
Minority interest in consolidated subsidiary	(105)	—
Deferred revenue	—	321
Provision for accounts receivable valuation reserves	183	22
Gain on disposal of assets	—	(13)
Benefit from deferred taxes, net	(2,277)	(3,051)
Interest on notes payable	—	17
Interest on officer loan	(3)	(3)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,995	(225)
(Increase) decrease in inventories	1,288	(1,545)
Decrease in other assets	707	644
Increase (decrease) in accounts payable and accrued liabilities	(6,594)	7,449
Decrease in taxes payable/receivable	(260)	(91)

Net cash provided by (used in) operating activities	(5,636)	523

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,547)	(240)
Proceeds from sale of asset	—	325
Purchase of intangibles	(3,283)	(232)
Purchase of investments	(25,808)	(5,263)
Proceeds from maturities/sales of investments	19,783	12,922
Licenses and acquisitions	—	(6,524)

Net cash provided by (used in) investing activities	(10,855)	988

Cash Flows from Financing Activities:
Payments on notes payable to bank	—	(1)
Stock options exercised	50	—

Net cash provided by (used in) financing activities	50	(1)

Effect of exchange rate changes on cash and cash equivalents	16	2

Net increase (decrease) in cash and cash equivalents	(16,425)	1,512
Cash and cash equivalents, beginning of period	37,003	18,389

Cash and cash equivalents, end of period	$20,578	$19,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with our December 31, 2002 financial statements and the accompanying notes thereto.

We announced in March 2003 that our board of directors has approved a decision to spin-off our Microdisplay division into a newly created and separately traded public company. We expect that the proposed spin-off will allow each company to focus its attention and financial resources on its target markets. In addition, each company will be able to more aggressively pursue its distinct business model and better meet the needs of its customers. The transaction is also expected to provide each independent company with greater strategic and financial flexibility to support growth opportunities in the future. Under the proposed spin-off, we will first transfer our entire LCoS microdisplay business, including all related manufacturing and business assets, personnel, and intellectual property, to a newly created subsidiary. Included in the transfer will be established manufacturing infrastructure, such as quality, logistics, planning, and procurement systems. We then expect to capitalize the new subsidiary with approximately $20 to $25 million in cash, an amount that we believe will be sufficient to enable the spun-off company to achieve its business objectives. We will then distribute 100% of the subsidiary’s common stock pro rata as a dividend to our stockholders. We have filed a ruling request with the Internal Revenue Service to qualify the spin-off as a nontaxable transaction. In addition, we expect to file a Form 10 with the Securities and Exchange Commission within the next 60 days providing detailed information regarding the proposed spin-off. No stockholder vote will be required to effect the spin-off, and no consideration will be required to be paid by our stockholders in order to receive the stock of the newly spun-off company.

Note B	Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month periods ended March 31, 2002 and 2003. Diluted loss per common share is determined assuming that outstanding dilutive options and warrants were exercised at the beginning of the period or at the time of issuance, if later. For the three months ended March 31, 2002 and March 31, 2003, the effect of 430,871 and 8,638 shares, respectively, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share. Set forth below are the disclosures required pursuant to SFAS No. 128 — Earnings per Share for the three months ended March 31, 2002 and March 31, 2003.

	Three Months Ended March 31,

	2002	2003

	(in thousands, except per share data)
Net loss	$(4,310)	$(5,475)

Weighted average common shares	21,508	21,286

Basic and diluted per share amount	(0.20)	(0.26)

Note C	Inventories consist of the following at:

	December 31,	March 31,
	2002	2003

	(in thousands)
Raw materials	$13,428	$20,830
Work-in-process	2,913	2,280
Finished goods	3,535	4,565

	$19,876	$27,675

Note D	Property, plant, and equipment consist of the following at:

	December	March 31,
	31, 2002	2003

	(in thousands)
Building and improvements	$16,476	$16,476
Furniture and equipment	47,806	50,713

	64,282	67,189
Less accumulated depreciation	(32,719)	(34,131)

	$31,563	$33,058

Note E	Intangibles:

Intangibles consist of mask works, patents, licenses, customer lists, distribution rights, and other intangible assets. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized. In January 2003, $3.9 million was recorded as distribution rights for the business license agreement with Data International, or DI, as described in Note K.

Intangible assets consist of the following at March 31, 2003:

	Acquisition	Accumulated	Book
	Value	Amortization	Value

Amortized Intangible Assets:
Mask works	$6,311	$(1,931)	$4,380
Patents and other intangible assets	3,594	(21)	3,573
Customer lists	5,000	(572)	4,428
Distribution rights	3,882	(194)	3,688
Licenses	2,954	(935)	2,019

	$21,741	$(3,653)	$18,088

Intangible asset amortization expense for the three months ended March 31, 2002 was $423,000 as compared to $945,000 for the three months ended March 31, 2003. Estimated annual amortization expense through 2007 related to intangible assets reported as of March 31, 2003 is as follows (in thousands):

Fiscal Year	Amount

2003	$4,059
2004	4,661
2005	4,691
2006	3,474
2007	2,085

Note F	Goodwill:

Goodwill decreased $807,000 due to a fair value adjustment made on the inventory purchased in the ETMA acquisition, which closed in mid-December 2002.

Changes in Goodwill from December 31, 2002 to March 31, 2003 (in thousands):

	ISD	Microdisplay	Total

Balance at December 31, 2002	$34,901	$—	$34,901
Change	(807)	—	(807)

Balance at March 31, 2003	$34,094	$—	$34,094

Note G	Segment Information:

We monitor and evaluate the financial performance of our operations by our two product lines (operating segments): Integrated Systems and Displays (ISD) and Microdisplay. In the ISD segment, we offer engineering, manufacturing, and display solutions. Historically, we focused on display products. Late in 2002, however, we expanded the value-added manufacturing services we provide in the ISD division through our acquisition of ETMA Corporation. As a result of that acquisition, we now provide printed circuit board assembly, or PCBA, and box build capabilities to customers, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for OEMs are of varying sizes and have varying levels of integration.

In our second business segment, referred to as the Microdisplay division, we offer a range of LCoS® product solutions with different levels of integration from individual imagers to optical light engines. The initial target markets for our LCoS microdisplay products are large screen televisions, front projectors, and near-to-eye or personal display system applications.

The accounting policies of the operating segments are the same as those described in our Form 10-K for the year ended December 31, 2002 in Note 2, Summary of Significant Accounting Policies. Non-specific operating segment expenses were allocated based upon estimated usage. Interest income was split between the ISD and the Microdisplay segments. The worldwide average tax rate was used for both segments. The following includes financial information (in thousands) for our two operating segments:

	ISD	Microdisplay	Total

Three months ended March 31, 2002
Net sales	$22,884	$226	$23,110
Other income	598	600	1,198
Benefit from income taxes	(227)	(1,895)	(2,122)
Net loss	(463)	(3,847)	(4,310)
Goodwill	—	—	—

	ISD	Microdisplay	Total

Three months ended March 31, 2003
Net sales	$25,324	$371	$25,695
Other income	204	101	305
Benefit from income taxes	(1,440)	(1,640)	(3,080)
Net loss	(2,558)	(2,917)	(5,475)
Goodwill	34,094	—	34,094

We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following includes net sales (in thousands) for our geographic areas:

	North		Other
	America	China	Foreign	Total

Three months ended March 31, 2002
Net sales	$2,504	9,737	$10,869	$23,110
Three months ended March 31, 2003
Net sales	$15,981	$4,684	$5,030	$25,695

Note H	Comprehensive loss for the periods was as follows:

	Three Months Ended
	March 31,

	2002	2003

	(in thousands)
Net sales	$(4,310)	$(5,475)
Other comprehensive income:
Foreign currency translation adjustment	16	(9)
Unrealized loss on investment securities, net of tax	(297)	(17)

Comprehensive loss	$(4,591)	$(5,501)

Note I	Debt:

In May 2002, we renegotiated our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in July 2003. No borrowings were outstanding under that credit facility on March 31, 2003. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. As of March 31, 2003, our Beijing subsidiary had an outstanding $2.7 million term loan due April 30, 2003 to the Bank of China, which was secured by a $3.0 million stand-by letter of credit issued by Comerica Bank.

In January 2003, we signed a note payable of $2.9 million to Data International that is payable over the next two years. In March 2003, we signed a note payable of $2.7 million to Microtune that is payable within the next six months.

Note J	Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of a start-up company, VoiceViewer Technology, Inc., a private company developing microdisplay products. As of March 31, 2003, the outstanding balance on the debt is $406,000. This loan guarantee had a five year term and matures in January 2007. At this time, no liability has been recognized by us. This loan is currently two months in arrears. We will be required to pay this guarantee to the lender if the start-up company defaults on its debt obligations.

We are also involved in certain administrative proceedings arising in the normal course of business. In our opinion, the ultimate settlement of these administrative proceedings will not materially impact our financial position or results of operations.

Note K	Licenses and Acquisitions:

In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our world-wide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio.

The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and the remaining $2.9 million is due on a note payable over the next two years. The unpaid $2.9 million is subject to reduction if certain revenue and margin targets are not met.

We also have signed an agreement with Microtune, Inc. under which we will manufacture, assemble, and test Microtune’s radio frequency (RF) tuner modules and wireless module products in our existing manufacturing facility in Manila, the Philippines. The alliance combines Microtune’s radio frequency (RF) product design and development expertise with our high-volume offshore manufacturing and extended design and manufacturing services to produce cost-optimized, quality-driven RF module subsystems.

As part of the agreement, Microtune sold the equipment and inventory of its Philippines’ manufacturing facility to us and contracted with us to provide 100% of Microtune’s current demand for fully-assembled RF subsystems. The purchase price of $8.2 million includes $2.8 million in equipment and $5.4 million of inventory. Upon signing the agreement, we paid $2.0 million to Microtune and $3.5 million to an escrow account, which will be released to Microtune upon release of any liens currently on the equipment. The remaining $2.7 million is due from us on a note payable to Microtune within the next six months.

Note L	Stock Compensation:

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 4.931% and 2.780%; expected dividend yields of zero; expected lives of 6.1 and 6.1 years; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 73.9% and 74.4%, respectively. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have been as follows:

	Quarters Ended
	March 31,

	2002	2003

	(in thousands,
	except per share data)
Net loss:
As reported	$(4,310)	$(5,475)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax affects	(1,024)	(764)

Pro forma net loss	$(5,334)	$(6,239)

Basic and diluted net loss per share:
As reported	$(0.20)	$(0.26)
Pro forma	(0.25)	(0.29)

Note M	Recently Issued Accounting Standards:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We have adopted the requirements of FIN 45 as of January 1, 2003 and there was no material impact on our financial position or results of operations.

Note N	Subsequent Events

In April 2003, after the close of the first quarter, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, server, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas subsidiary of ours and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was under $5 million, most of which will be used for working capital. No advance payment was required for the acquisition of the property, plant and equipment of Unico, all of which will be leased from the seller. The equipment lease from the seller will be accounted for as a capital lease with $3 million owed by TFS-Malaysia each year for four years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

          The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2003 and thereafter; the proposed spin-off of our Microdisplay division, technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Overview

          We offer advanced design and manufacturing services to original equipment manufacturers, commonly referred to as OEMs. We have two business divisions, each reportable as a segment. The first segment is referred to as the Integrated Systems and Displays, or ISD, division. In that division, we offer engineering, manufacturing, and display solutions. Historically, we focused on display products. Late in 2002, however, we expanded the value-added manufacturing services we provide in the ISD division through our acquisition of ETMA Corporation, described below. As a result of that acquisition, we now provide printed circuit board assembly, or PCBA, and box build capabilities to customers, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for OEMs are of varying sizes and have varying levels of integration.

          In our second business segment, referred to as the Microdisplay division, we offer a range of LCoS® product solutions with different levels of integration from individual imagers to optical light engines. The initial target markets for our LCoS microdisplay products are large screen televisions, front projectors, and near-to-eye or personal display system applications.

          Substantially all of our sales are in our ISD division. In the past several years, we derived our revenue principally from major OEMs, with more than 75% of our net sales in 2000, 2001, and 2002 from the mobile handset market. As a result of the acquisition of ETMA, the organic growth we are experiencing in other market segments, and the expected reduction in Motorola business, we expect our revenue from the monochrome, commodity handset market to drop to below 20% of our net sales in 2003. When we win a custom program, our customers occasionally pay a portion of our nonrecurring engineering expenses to defray the costs of custom design, as well as all or a portion of the costs of nonrecurring tooling for custom or specialized components. The typical design program life cycle of a custom-designed product is three to fifteen months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. The cycle is shorter in products where no display is involved and where the OEM customer has already completed the design.

          Until 2001, our strategy in our display business was to seek large-volume programs from major OEMs, typically 100,000 units per year or higher. In 2002, we re-focused our strategy on lower-volume programs with potentially higher gross margins. We re-focused our strategy because some OEMs with high-volume programs began to expect to purchase display modules for less than industry costs. Early in 2003, we licensed the standard product line of Data International. The standard products of Data International that we sell will fit into the strategy of lower-volume programs. The selling price of our products sold in the ISD division now range from between $3 and $4,300 per unit.

          We experienced substantial growth from 1993 through 1995, primarily as a result of sales to OEMs in the wireless communications industry, which grew substantially during that period. During that period, our primary customer in the wireless communications industry was Motorola. We experienced substantial growth in 1999 and 2000, but our sales substantially declined in 2001 as a result of the world-wide economic slowdown. Motorola and its subcontractors accounted for 63.6% of our sales in 1998, 86.1% in 1999, 86.9% in 2000, 85.4% in 2001, and 76.9% in 2002. As a result of our change in strategy regarding high-volume display programs, discussed above, none of our design wins in 2001 and 2002 have been with the handset group at Motorola. Consequently, we expect total Motorola business to decline sharply in 2003. In the third quarter of 2002, Motorola was 77.7% of our business. In the fourth quarter of 2002, Motorola was 54.6% of our business. In the first quarter of 2003, Motorola was 21.4% of our business. For all of 2003, we expect Motorola to account for less than 10% of our revenue.

          During the past several years, we have experienced seasonal quarterly fluctuations in our net sales as our OEM customers developed retail products with shorter product life cycles and phased out older programs early in the year following holiday sales. Therefore, as compared with the fourth quarter of a calendar year, sales are usually lower in the following quarter. Although we experienced that pattern of first quarter softness this quarter in all market segments, our total revenue did not decline because of the incremental revenue from the ETMA acquisition that occurred in December 2002.

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

          During 2001, we decided to shut down our front-end manufacturing LCD line. We now purchase all of our LCDs from third parties. During 2002, we signed a Cooperative Agreement with a Chinese company under which we agreed to sell the equipment used in our front-end LCD line and establish a supply agreement. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD line, we will receive a total of $3.0 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a charge of $4.5 million for the write-down on the LCD equipment to be sold to the Chinese company. This charge was reported as a separate line item in operating expense. In connection with the Cooperative Agreement, we received $2.1 million in 2002, all of which was applied against the $3.0 million sales price and recorded as a reduction in the carrying value of the LCD equipment held for sale. The sale of the equipment is now complete and we received another $300,000 payment in the first quarter of 2003. An additional $600,000 is due to us upon installation of the line, and we expect payment in 2003.

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

          In Manila, we assemble displays into modules. In the second quarter of 2003, we will also begin to perform additional manufacturing services, such as assembly of RF tuners. We conduct all of our operations in Manila at our own factory where we employ our own employees. The facility is located in a special Philippines economic zone (PEZA), which allows us to take advantage of certain tax benefits.

          In Beijing, we also assemble displays into modules. We conduct our display module operations in Beijing through our wholly owned foreign subsidiary at a facility we own. We also employ all of our own employees in Beijing.

          Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facility costs. We make substantially all of our sales directly to OEMs through a sales force that consists of both direct technical sales persons and a representative network. As a result, there is no material cost of distribution in our selling, general, and administrative expense. In addition, we incur substantial marketing and administrative expenses in connection with our LCoS microdisplay business.

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

          In January 2002, we hired seven key technical persons formerly employed by Zight Corporation, a private company focused on microdisplays for personal display system applications. At that time, Zight had ceased operations. We then purchased certain assets of Zight at a liquidator’s auction for approximately $600,000. Following that auction, we then negotiated with the representatives of the defunct Zight Corporation to purchase its intellectual property for approximately $2.0 million.

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

          In September 2002, we purchased the assets and ongoing business of AVT, a privately held company that specializes in the design and integration of complex, high-resolution display systems. AVT designs and provides customized and ruggedized flat panel, touchscreen, and rackmount systems for original equipment manufacturers including General Electric, Westinghouse, Gillette, and the U.S. military. AVT sources its display components from a variety of companies including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

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

          In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. In conjunction with the agreement, we have established a sales office in Orlando and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license is anticipated to be $3.9 million, of which $1.0 million was paid upon signing and the $2.9 million will be due over the next two years. The unpaid $2.9 million is subject to reduction if certain revenue and margin targets are not met.

          In March, we signed an agreement with Microtune, Inc. in which we agreed to manufacture, assemble, and test Microtune’s radio frequency (RF) tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million and contracted with us to provide 100% of Microtune’s current demand for fully-assembled RF subsystems. We also hired 450 to 500 Microtune employees in Manila, and are in the process of transferring those employees to our nearby manufacturing facility. After qualifications are complete for our facility, Microtune plans to close its Manila manufacturing facility.

          In April 2003, after the close of the first quarter, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, server, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas subsidiary of ours and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was under $5 million, most of which will be used for working capital. No advance payment was required for the acquisition of the property, plant and equipment of Unico, all of which will be leased from the seller. The equipment lease from the seller will be accounted for as a capital lease with $3 million owed by TFS-Malaysia each year for four years.

          We announced in March 2003 that our board of directors has approved a decision to spin-off our Microdisplay division into a newly created and separately traded public company. We expect that the proposed spin-off will allow each company to focus its attention and financial resources on its target markets. In addition, each company will be able to more aggressively pursue its distinct business model and better meet the needs of its customers. The transaction is also expected to provide each independent company with greater strategic and financial flexibility to support growth opportunities in the future. Under the proposed spin-off, we will first transfer our entire LCoS microdisplay business, including all related manufacturing and business assets, personnel, and intellectual property, to a newly created subsidiary. Included in the transfer will be established manufacturing infrastructure, such as quality, logistics, planning, and procurement systems. We then expect to capitalize the new subsidiary with approximately $20 to $25 million in cash, an amount that we believe will be sufficient to enable the spun-off company to achieve its business objectives. We will then distribute 100% of the subsidiary’s common stock pro rata as a dividend to our stockholders. We have filed a ruling request with the Internal Revenue Service to qualify the spin-off as a nontaxable transaction. In addition, we expect to file a Form 10 with the Securities and Exchange Commission within the next 60 days providing detailed information regarding the proposed spin-off. No stockholder vote will be required to effect the spin-off, and no consideration will be required to be paid by our stockholders in order to receive the stock of the newly spun-off company.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to sales returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, pensions, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

          We recognize revenue from long-term research and development contracts over the contractual period under the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revision in estimated total contract costs and contract values. Provisions for anticipated losses on long-term contracts are recorded in full when such losses become evident.

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances could be required.

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

          We currently have $16.3 million of net deferred tax assets resulting primarily from net operating loss and tax credit carryforwards. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We believe that the net deferred tax assets of $16.3 million will be realized based primarily on our projected future earnings and scheduling of our deferred tax liabilities. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

          Long-term assets, such as long-term investments, property, plant, and equipment, intangibles, goodwill and other investments, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values of assets that management believes to be comparable. If we were to believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

Results of Operations

     Three months ended March 31, 2003 compared to three months ended March 31, 2002

          Net Sales. Net sales increased 11.3% to $25.7 million in the first quarter of 2003 from $23.1 million in the first quarter of 2002. Increased shipments to customers in the medical, computing, and industrial markets, as well as increased LCD standard product sales, all contributed to higher revenue in the first quarter of 2003. For the first time in more than a decade, no customer exceeded more than 25% of our revenue. Motorola was 21.4% of our revenue. We had two other customers that each exceeded more than 10% of our revenue, but neither of those customers exceeded 20% of our revenue.

          Cost of Sales. Cost of sales increased to 100.8% of net sales in the first quarter of 2003 from 99.1% in the first quarter of 2002. The increase occurred primarily because of reduced volumes at our Manila and Beijing facilities as a result of Motorola’s older high-volume handset programs reaching end-of-life. In addition, all factories generally had seasonally reduced volumes. The reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs and increased cost of sales.

          Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 38.7% to $4.3 million in the first quarter of 2003 from $3.1 million in the first quarter of 2002. SG&A expense was 16.9% of net sales in the first quarter of 2003 compared to 13.5% in the first quarter of 2002. This increase in operating expenses occurred primarily because of two items: (1) the assumption of operating costs associated with the acquired ETMA business, and (2) the recording of expenses associated with the planned spin-off of our Microdisplay division, which were approximately $464,000.

          Research, Development, and Engineering Expense. Research, development, and engineering expense decreased 20.8% to $3.8 million in the first quarter of 2003 from $4.8 million in the first quarter of 2002. Research, development and engineering expense was 14.8% of net sales in the first quarter of 2003 compared to 20.8% in the first quarter of 2002. The decrease in the first quarter of 2003 was due to cost reduction efforts and lower head count in our Microdisplay division in comparison to the first quarter of 2002.

          Other Income, Net. Other income was $305,000 in the first quarter of 2003 compared to $1.2 million in the first quarter of 2002. The primary difference was a result of decreased interest income because of decreased cash and investment balances. In addition, the interest rate earned on investments was lower in the first quarter of 2003 than in the first quarter of 2002.

          Benefit from Income Taxes. We recorded a benefit from income taxes of $3.1 million in the first quarter of 2003 compared to a benefit from income taxes of $2.1 million for the first quarter of 2002. The tax rate used to calculate the benefit was 36.0% for the first quarter of 2003 compared to 33.0% for the first quarter of 2002. The increased tax benefit rate was a result of a higher estimated annual loss in higher tax rate jurisdictions and because of the allocation of our loss between various countries.

          Net Loss. Net loss was $5.5 million, or $0.26 per diluted share, in the first quarter of 2003 compared to a net loss of $4.3 million, or $0.20 per diluted share, in the first quarter of 2002. The increase in losses resulted from higher operating expenses related to acquisitions, the spin-off, and lower margins related to reduced manufacturing volumes.

          As previously noted, we plan to spin off our Microdisplay division as a separate public company in mid-2003. The net loss for the Microdisplay division in the first quarter of 2003 was $2.9 million. This net loss was primarily the result of low volume sales coupled with continuing development efforts for our Brillian® liquid crystal on silicon (LCoS®) microdisplay product line. In addition, we incurred one-time accounting, legal, and banking expenses related to the spin-off.

          The net loss for the ISD division in the first quarter of 2003 was $2.6 million. This net loss resulted from reduced manufacturing volumes in our offshore factories due to seasonality, as well as the ramp down of end-of-life handset programs for our largest historical customer, Motorola. This reduced volume resulted in under-absorption of costs at those facilities.

Liquidity and Capital Resources

          At March 31, 2003, we had cash, cash equivalents, and liquid investments of $74.4 million compared to cash, cash equivalents, and liquid investments of $80.6 million at December 31, 2002. This decrease was primarily due to our net loss, our acquisition of Microtune inventory and equipment, and our purchase of the license of Data International’s distribution rights.

          In the quarter ended March 31, 2003, we had $523,000 in net cash flow from operations compared to $5.6 million in net cash outflow from operations in the quarter ended March 31, 2002. This net cash flow in the first quarter of 2003 was primarily due to our net loss being offset by our increased accounts payable. Inventory turns decreased from 5.7 in the first quarter of 2002 to 5.6 in the first quarter of 2003, and accounts receivable DSOs (day sales outstanding) decreased to 61 days in the first quarter of 2003 from 70 days in the first quarter of 2002. The calculation of inventory turns is based on the last 12 months and thus does not take into consideration the inventory relating to our ETMA acquisition or the inventory purchased from Microtune at the end of the quarter. Depreciation and amortization expense increased to $2.5 million for the first quarter of 2003 compared to $1.7 million for the first quarter of 2002. This increase related primarily to increased amortization of intangibles.

          Our working capital was $96.7 million at March 31, 2003 and $107.9 million at December 31, 2002. Our current ratio was 4.3-to-1 at March 31, 2003 compared to 7.3-to-1 at December 31, 2002. Our current ratio decreased primarily as a result of increased accounts payable, increased current portion of our note payable, and decreased cash and cash equivalents.

          In May 2002, we renegotiated our credit facility with Comerica Bank. That credit facility is a $15.0 million unsecured revolving line of credit that matures in July 2003. No borrowings were outstanding under that credit facility on March 31, 2003. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. In May 2002, our Beijing subsidiary renewed its credit facility with the Bank of China. As of March 31, 2003, our Beijing subsidiary had an outstanding $2.7 million term loan due April 30, 2003 to the Bank of China, which was secured by a $3.0 million standby letter of credit issued by Comerica Bank.

          Capital expenditures during the first quarter of 2003 were approximately $12.6 million. This includes $3.9 million for the standard product license from Data International and $8.2 million for the acquisition of RF manufacturing equipment and inventory from Microtune in connection with the transfer of its manufacturing operations to us. $5.6 million of the $12.6 million is funded by note payables of which $2.9 million is due from us on a note payable to Data International and $2.7 million is due from us on a note payable to Microtune.

          The following tables list our contractual obligations and commercial commitments:

		Payments due by Period

	Total
Contractual Obligations	Amounts	Less than			6 Years
(in thousands)	Committed	1 Year	1-3 Years	4-5 Years	and Over

Term Loan	$2,733	$2,714	$15	$4	$—
Notes Payable	5,622	4,181	1,441	—	—
Operating Leases	22,139	3,643	5,380	3,289	9,827

Total Contractual Cash Obligations	$30,494	$10,538	$6,836	$3,293	$9,827

		Amount of Commitment Expiration Per Period

	Total
Other Commercial Commitments	Amounts	Less than			6 Years
(in thousands)	Committed	1 Year	1-3 Years	4-5 Years	and Over

Guarantee	$406	$93	$208	$105	—

          The term loan includes a $2.7 million loan from the Bank of China and it includes an interest-free vehicle financing of $27,000.

          The operating leases include a lease for our factory in Manila and our ground lease in Tempe, Arizona. We have a note payable with Microtune for $2.7 million due within six months and a note payable with Data International for $2.9 million due over a period of two years. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. This loan is currently two months in arrears. A $3.0 million standby letter of credit issued by Comerica has not been included in the

Other Commercial Commitments table because it only exists to secure the term loan obligation of $2.7 million, which is already included in the table for Contractual Obligations.

          We believe that our existing balances of cash, cash equivalents, and investments will provide adequate sources to fund our operations and planned expenditures through 2003 and 2004, as well as to meet our contractual obligations. Specifically, we have over $74.4 million in cash, cash equivalents, and short-term investments. Our capital expenditures for 2003 are expected to be less than $10.0 million, and we expect operating cash outflow to consume only a small portion of our cash reserves. We continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of both business segments that may also require us to make additional capital investments. New acquisitions or alliances may result in our needing to expand our loan commitments, or pursue alternate methods of financing, or raise capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirement of SFAS No. 148.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We have reviewed the requirements of FIN 45 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There are no material changes in reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2002.

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

PART II

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

          No officers currently maintain trading plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

99.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

1)	Report on Form 8-K dated March 17, 2003, furnishing an Item 9 FD disclosure

2)	Report on Form 8-K dated March 17, 2003, furnishing an Item 9 FD disclosure

3)	Report on Form 8-K dated March 17, 2003, furnishing an Item 9 FD disclosure

4)	Report on Form 8-K dated March 28, 2003, furnishing an Item 9 FD disclosure

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date:	April 30, 2003	By:	/s/ Jeffrey D. Buchanan

Jeffrey D. Buchanan Chief Financial Officer, Secretary, and Treasurer

CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

I, Jack L. Saltich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Three-Five Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003
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

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003
/s/ Jeffrey D. Buchanan

Jeffrey D. Buchanan Chief Financial Officer, Secretary, and Treasurer

Exhibit Index

99.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002