Form 10-Q
period 2003-06-30
THREE FIVE SYSTEMS INC
filed 2003-07-31
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act Of 1934

For the Quarter Ended June 30, 2003

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

YES  [X]   NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  [X]   NO  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF JUNE 30, 2003

Common	21,296,019
Par value $.01 per share

THREE-FIVE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2003

ITEM 1.      FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	JUNE 30,
	2002	2003

		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,389	$28,418
Short-term investments	62,178	34,913
Accounts receivable, net	16,970	27,802
Inventories	19,876	35,264
Taxes receivable	561	604
Deferred tax asset	3,561	3,585
Assets held for sale	841	—
Other current assets	2,507	3,286

Total current assets	124,883	133,872
Property, plant and equipment, net	31,563	41,309
Intangibles, net	14,919	17,556
Goodwill	34,901	34,438
Long-term deferred tax asset	9,642	15,531
Other investments	6,331	6,331
Other assets, net	455	676

	$222,694	$249,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,760	$28,808
Accrued liabilities	5,166	5,648
Deferred revenue	358	153
Term loans	2,714	9,143

Total current liabilities	16,998	43,752

Long-term Debt	20	8,082

Other Long-term Liabilities	8	—

Commitments and Contingencies (Note J)
Minority Interest in Consolidated Subsidiary	—	2,570

Stockholders’ Equity:
Common stock	219	219
Additional paid-in capital	200,763	200,813
Retained earnings	13,695	3,344
Stock subscription note receivable	(174)	(180)
Accumulated other comprehensive loss	(332)	(384)
Less – treasury stock, at cost	(8,503)	(8,503)

Total stockholders’ equity	205,668	195,309

	$222,694	249,713

The accompanying notes are an integral part of these condensed consolidated balance sheets.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net Sales	$24,087	$46,752	$47,197	$72,447

Costs and Expenses:
Cost of sales	23,484	45,355	46,386	71,268
Selling, general, and administrative	2,812	4,623	5,937	8,967
Research, development, and engineering	4,796	3,983	9,614	7,783
Loss (gain) on sale of assets	4,545	8	4,545	(5)
Amortization of customer lists/distribution rights	—	511	—	1,022

	35,637	54,480	66,482	89,035

Operating loss	(11,550)	(7,728)	(19,285)	(16,588)

Other Income (Expense):
Interest, net	944	199	2,006	495
Other, net	(50)	(47)	86	(38)

	894	152	2,092	457
Minority Interest in Loss (Income) of Consolidated Subsidiary	(21)	(43)	84	(43)

Loss before Income Taxes	(10,677)	(7,619)	(17,109)	(16,174)
Benefit from income taxes	(4,037)	(2,743)	(6,159)	(5,823)

Net Loss	$(6,640)	$(4,876)	$(10,950)	$(10,351)

Loss per Common Share:
Basic and diluted	$(0.31)	$(0.23)	$(0.51)	$(0.49)

Weighted Average Number of Common Shares:
Basic and diluted	21,522	21,293	21,515	21,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(10,950)	$(10,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,383	5,470
Stock compensation	74	50
Minority interest in consolidated subsidiary	(84)	43
Deferred revenue	—	(205)
Provision for accounts receivable valuation reserves	186	51
Loss (gain) on disposal of assets	4,545	(5)
Benefit from deferred taxes, net	(6,359)	(5,889)
Interest on notes payable	—	58
Interest on officer loan	(6)	(6)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,720	(11,162)
(Increase) decrease in inventories	3,394	(5,125)
(Increase) decrease in other assets	610	(209)
Increase (decrease) in accounts payable and accrued liabilities	(6,282)	19,060
Decrease in taxes payable/receivable	(360)	(43)

Net cash used in operating activities	(8,129)	(8,263)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(2,402)	(1,196)
Proceeds from sale of assets	600	353
Purchase of intangibles	(4,803)	(648)
Purchase of short-term investments	(72,946)	(8,263)
Proceeds from maturities/sales of short-term investments	76,630	35,458
Licenses and acquisitions	—	(9,516)

Net cash provided by (used in) investing activities	(2,921)	16,188

Cash Flows from Financing Activities:
Payments on notes payable	—	(417)
Stock options exercised	150	—
(Distribution to) receipt from minority interest	(239)	2,527

Net cash provided by (used in) financing activities	(89)	2,110

Effect of exchange rate changes on cash and cash equivalents	52	(6)

Net increase (decrease) in cash and cash equivalents	(11,087)	10,029
Cash and cash equivalents, beginning of period	37,003	18,389

Cash and cash equivalents, end of period	$25,916	$28,418

Noncash Investing and Financing Activities:
Note payable due on purchase of DI distribution rights	$—	$2,882
Note payable due on purchase of Microtune inventory and equipment	—	2,594
Capital lease due on purchase of Unico equipment	—	9,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with our December 31, 2002 financial statements and the accompanying notes thereto.

We announced in March 2003 that our board of directors has approved a decision to spin-off our Microdisplay division into a newly created and separately traded public company. We have filed a Form 10 with the Securities and Exchange Commission indicating that our Board of Directors has approved the contribution of all of the assets of our Microdisplay division, plus approximately $22 million in cash, to Brillian Corporation, a wholly owned corporation, followed by a pro rata distribution, or spin-off, of all of the outstanding common stock of Brillian Corporation to the holders of our common stock. For more information on the reason for the spin-off, as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and the related amendments and associated filings with the Securities and Exchange Commission. We currently expect that the spin-off of Brillian Corporation will occur toward the end of the third quarter of 2003, although the actual timing will depend upon when the final SEC comments on filings related to the spin-off are received and addressed.

Note B	Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and six-month periods ended June 30, 2002 and 2003. Diluted loss per common share is determined assuming that outstanding dilutive options and warrants were exercised at the beginning of the period or at the time of issuance, if later. For the three months ended June 30, 2002 and June 30, 2003, the effect of 355,082 and 63,545 shares, respectively, and for the six months ended June 30, 2002 and June 30, 2003, the effect of 394,689 and 24,575 shares, respectively, as determined using the treasury stock method, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share. Set forth below are the disclosures required pursuant to SFAS No. 128 – Earnings per Share for the three months and six months ended June 30, 2002 and June 30, 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

		(in thousands, except per share data)
Basic loss per share:
Net loss	$(6,640)	$(4,876)	$(10,950)	$(10,351)

Weighted average common shares	21,522	21,293	21,515	21,288

Basic per share amount	$(0.31)	$(0.23)	$(0.51)	$(0.49)

Note C	Inventories consist of the following (in thousands):

	December 31,	June 30,
	2002	2003

Raw materials	$13,428	$23,795
Work-in-process	2,913	7,836
Finished goods	3,535	3,633

	$19,876	$35,264

Note D	Property, plant, and equipment consist of the following (in thousands) at:

	December 31,	June 30,
	2002	2003

Building and improvements	$16,476	$16,496
Furniture and equipment	47,806	60,581
	64,282	77,077

Less accumulated depreciation	(32,719)	(35,768)

	$31,563	$41,309

Note E	Intangibles:

Intangibles consist of mask works, patents, licenses, customer lists, distribution rights, and other intangible assets. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized.

Intangible assets consist of the following (in thousands) at June 30, 2003:

	Acquisition	Accumulated	Book
	Value	Amortization	Value

Amortized Intangible Assets:
Mask works	$6,611	$(2,206)	$4,405
Patents and other intangible assets	3,709	(34)	3,675
Customer lists	5,000	(889)	4,111
Distribution rights	3,882	(388)	3,494
Licenses	2,955	(1,084)	1,871

	$22,157	$(4,601)	$17,556

Intangible asset amortization expense for the six months ended June 30, 2002 was $847,000, compared to $1,893,000 for the six months ended June 30, 2003. Estimated annual amortization expense through 2007 related to intangible assets (in thousands) reported as of June 30, 2003 is as follows:

Fiscal Year	Amount

2003	$4,095
2004	4,776
2005	4,810
2006	3,572
2007	2,108

Note F	Goodwill:

Goodwill decreased $463,000 due to the net of an $807,000 purchase accounting adjustment to the ETMA acquisition, which closed in mid-December 2002, and $344,000 of capitalized costs related to the Unico and ETMA acquisitions.

Changes in goodwill from December 31, 2002 to June 30, 2003 (in thousands) were as follows:

	ISD	Microdisplay	Total

Balance at December 31, 2002	$34,901	$—	$34,901
Change	(463)	—	(463)

Balance at June 30, 2003	$34,438	$—	$34,438

Note G	Segment Information:

We monitor and evaluate the financial performance of our operations by our two product lines (operating segments): Integrated Systems and Displays (ISD) and Microdisplay. In our ISD division, we offer advanced design and manufacturing services and display products to original equipment manufacturers, commonly referred to as OEMs. Historically, we have focused on display-oriented products, although we have always performed extended manufacturing in conjunction with the display module. In the past nine months, we expanded the value-added manufacturing services we provide in the ISD division through several acquisitions. As a result, we now provide printed circuit board assembly, or PCBA, radio frequency, or RF, module assembly, new product introduction, or NPI, box build, and order fulfillment, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for OEMs are of varying sizes and have varying levels of integration.

In our second business segment, referred to as our Microdisplay division, we develop, manufacture, and market microdisplay products and system solutions utilizing our liquid crystal on silicon, or LCoS, microdisplay technology for a variety of markets. These markets include rear projection, high-definition televisions; front-projector multimedia and home theater projectors; and “near-to-eye,’’ or personal, display applications, including head-mounted monocular or binocular headsets and viewers for industrial, medical, military, commercial, and consumer applications. Our LCoS microdisplays consist of a CMOS backplane, liquid crystal layer, and glass packaged for connectivity using highly advanced packaging technologies.

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

	ISD	Microdisplay	Total

Three months ended June 30, 2002
Net sales	$23,862	$225	$24,087
Other income	447	447	894
Benefit from income taxes	(1,744)	(2,293)	(4,037)
Net loss	(3,042)	(3,598)	(6,640)
Goodwill	—	—	—

	ISD	Microdisplay	Total

Three months ended June 30, 2003
Net sales	$45,992	$760	$46,752
Other income	102	50	152
Benefit from income taxes	(1,072)	(1,671)	(2,743)
Net loss	(1,906)	(2,970)	(4,876)
Goodwill	34,438	—	34,438

	ISD	Microdisplay	Total

Six months ended June 30, 2002
Net sales	$46,746	$451	$47,197
Other income	1,045	1,047	2,092
Benefit from income taxes	(1,971)	(4,188)	(6,159)
Net loss	(3,505)	(7,445)	(10,950)
Goodwill	—	—	—

	ISD	Microdisplay	Total

Six months ended June 30, 2003
Net sales	$71,316	$1,131	$72,447
Other income	306	151	457
Benefit from income taxes	(2,512)	(3,311)	(5,823)
Net loss	(4,464)	(5,887)	(10,351)
Goodwill	34,438	—	34,438

We also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following includes net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total

Three months ended June 30, 2002
Net sales	$1,685	$17,639	$4,763	$24,087
Three months ended June 30, 2003
Net sales	$24,526	$10,885	$11,341	$46,752
Six months ended June 30, 2002
Net sales	$4,189	$29,928	$13,080	$47,197
Six months ended June 30, 2003
Net sales	$40,507	$17,664	$14,276	$72,447

Note H	Comprehensive loss (in thousands) for the periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss	$(6,640)	$(4,876)	$(10,950)	$(10,351)
Other comprehensive income (loss):
Foreign currency translation adjustment	36	3	52	(6)
Unrealized gain (loss) on securities, net of tax	89	(29)	(208)	(46)

Comprehensive loss	$(6,515)	$(4,902)	$(11,106)	$(10,403)

Note I	Debt:

We have extended the term of our credit facility with Comerica Bank to September 1, 2003. That credit facility is a $15.0 million unsecured revolving line of credit. No borrowings were outstanding under that credit facility on June 30, 2003. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. We are currently renegotiating our credit facilities. As of June 30, 2003, our Beijing subsidiary had an outstanding $2.7 million unsecured term loan due January 14, 2004 to the Bank of China.

In January 2003, we signed a note payable of $2.9 million to Data International that is payable over the next two years. In March 2003, we signed a note payable of $2.7 million to Microtune that is payable within the next six months. In May 2003, we entered into a capital lease of $12.0 million with Unico that is payable at the rate of $3.0 million per year over the next four years.

Note J Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. As of June 30, 2003, the outstanding balance on the debt was $382,000. This loan guarantee has a five-year term and matures in January 2007. At this time, no liability has been recognized by us. We will be required to pay this guarantee to the lender if the start-up company defaults on its debt obligations.

During June 2003, we provided a $60,000 short-term bridge loan to VoiceViewer. This loan bears interest at the rate of 7.0% with interest due monthly and principal due on December 30, 2003. We currently believe that VoiceViewer will be able to meet its obligations under the debt facility guaranteed by us. We have a security interest and second rights to the intellectual property of VoiceViewer technology, while the lending institution has the first rights. However, we would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee.

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

The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and the remaining $2.9 million is due as a note payable over the next two years. The unpaid $2.9 million is subject to reduction if certain revenue and margin targets are not met.

In March 2003, we signed an agreement with Microtune, Inc. under which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million is due as a note payable in the next three months, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila, and are in the process of transferring those employees to our nearby manufacturing facility. After qualifications are complete for our facility, Microtune plans to close its Manila manufacturing facility.

In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas subsidiary of ours and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico’s share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase. The balance of $1.4 million is included in accounts payable and accrued liabilities. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which will be leased from the seller. The equipment lease from the seller will be accounted for as a capital lease of $12.0 million that is payable by TFS-Malaysia at the rate of $3.0 million per year over the next four years.

Note L Stock Compensation:

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 4.08% for the three and six months ended June 30, 2002, and 2.46% for the three and six months ended June 30, 2003; expected dividend yields of zero for all scenarios; expected lives of 6.1 years for all scenarios; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74.2% for all scenarios. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Net loss:
As reported	$(6,640)	$(4,876)	$(10,950)	$(10,351)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax affects	(1,146)	(930)	(2,170)	(1,694)

Pro forma net loss	$(7,786)	$(5,806)	$(13,120)	$(12,045)

Basic and diluted net loss per share:
As reported	$(0.31)	$(0.23)	$(0.51)	$(0.49)
Pro forma	(0.36)	(0.27)	(0.61)	(0.57)

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the Interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the requirements of FIN 45 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

     The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2003 and thereafter; the proposed spin-off of our Microdisplay division; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements.

Overview

     We have two business divisions, each reportable as a segment. The first segment is referred to as the Integrated Systems and Displays, or ISD, division. The second segment is referred to as our Microdisplay division. We have filed a Form 10 with the Securities and Exchange Commission indicating that our Board of Directors has approved the contribution of all of the assets of our Microdisplay division plus approximately $22 million in cash to Brillian Corporation, a wholly owned corporation, followed by a pro rata distribution, or spin-off, of all of the outstanding common stock of Brillian Corporation to the holders of our common stock. For more information on the reason for the spin-off as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and the related amendments and associated filings with the Securities and Exchange Commission. We currently expect that the spin-off of Brillian Corporation will occur towards the end of the third quarter of 2003, although the actual timing will depend upon when final SEC comments on filings related to the spin-off are received and addressed. For purposes of clarity in this document, we have provided a separate overview for each division.

     ISD Division Overview

     In our ISD division, we offer advanced design and manufacturing services and display products to original equipment manufacturers, commonly referred to as OEMs. Historically, we have focused on display-oriented products, although we have always performed value-added manufacturing in conjunction with the display module. In the past nine months, we expanded the value-added manufacturing services we provide in the ISD division through several acquisitions, described below. As a result, we now provide printed circuit board assembly, radio frequency module assembly, new product introduction, box build, and order fulfillment, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for OEMs are of varying sizes and have varying levels of integration. The typical design program life cycle of a custom-designed product is three to 15 months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. The cycle is shorter in products where no display is involved and where the OEM customer has already completed the design.

     Prior to 2002, our strategy in our ISD business was to seek large-volume programs from major OEMs, typically 100,000 units per year or higher, with selling prices of approximately $10 per unit. From 1998 to 2002, substantially all of our large volume business was in providing display modules for Motorola handsets. In 2002, we re-focused our strategy on lower-volume programs with potentially higher gross margins. In addition, in 2003 we also began focusing on providing manufacturing services even for products that do not need displays. The selling price of our products sold in the ISD division now range from between $3 and $4,300 per unit. As a result of our change in strategy, none of our design wins in 2001 and 2002 have been with the handset group at Motorola. Consequently, we expect total Motorola business to decline sharply in 2003. In 2002, Motorola accounted for 76.9% of our revenue. Motorola accounted for 21.4% of our revenue in the first quarter of 2003, and 13.4% of our revenue in the second quarter of 2003. For the second half of 2003, and for all of 2003, we expect Motorola to account for less than 10% of our revenue.

     As a result of the foregoing, we have substantially changed our ISD business in the last four quarters. We have reduced our concentration in Motorola revenue. We have expanded our business organically, through the acquisitions of AVT, ETMA, and Unico. We have also expanded through the license arrangement with Data International and through our manufacturing agreement with Microtune. The following is a summary of those various transactions.

     In September 2002, we purchased the assets and ongoing business of AVT, a privately held company that specializes in the design and integration of complex, high-resolution display systems. AVT designs and provides customized and ruggedized flat panel, touchscreen, and rackmount systems for original equipment manufacturers, including General Electric, Westinghouse, Gillette, and the U.S. military. AVT sources its display components from a variety of companies, including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

     In December 2002, we purchased the stock of ETMA Corporation, a privately held Seattle-based electronic manufacturer for OEM customers in the automotive, computer peripheral, medical monitoring, and Internet security industries. ETMA offers the manufacturing capabilities of six surface mount manufacturing lines, including one dedicated to new product introduction and prototyping activity. ETMA provides engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. The purchase price of the acquisition was $38.1 million, which we paid entirely in cash.

     In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. In conjunction with the agreement, we have established a sales office in Orlando and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license is anticipated to be $3.9 million, of which $1.0 million was paid upon signing and $2.9 million will be due over the next two years. The unpaid $2.9 million is subject to reduction if certain revenue and margin targets are not met.

     In March 2003, we signed an agreement with Microtune, Inc. in which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million is due on a note payable in the next three months, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila, and will transfer those employees to our nearby manufacturing facility. After qualifications are complete for our facility, Microtune plans to close its Manila manufacturing facility.

     In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas subsidiary of ours and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico’s share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $3.0 million was paid at the time of the purchase. The balance of $1.1 million is included in accounts payable. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which will be leased from the seller. The equipment lease from the seller will be accounted for as a capital lease of $12.0 million that is payable by TFS-Malaysia at the rate of $3.0 million per year over the next four years.

     In the second quarter, our ISD division generated more than 98% of our company-wide sales. ISD revenue was derived principally from manufacturing services and display products.

     Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. We have United States factories in the Seattle and Boston areas. We also have factories in the Philippines, Malaysia, and China. In Seattle and in Malaysia, we provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. In Boston, we provide aftermarket customization of CRT and LCD monitors. In the Philippines and in China, we assemble displays into modules and are adding some of the manufacturing services offered in Seattle and Malaysia. We also assemble RF tuners in the Philippines.

     Prior to 2001, we used our own front-end LCD production line in the Phoenix-area for the manufacture of more technologically complex and custom high-volume LCDs. We also purchased LCDs from third parties to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we traditionally shipped LCDs to our facilities in the Philippines and China for assembly into modules.

     During 2001, we decided to shut down our front-end LCD manufacturing line. We now purchase all of our LCDs from third parties. Thus, no manufacturing for the ISD division is done in the United States. During 2002, we signed a Cooperative Agreement with a Chinese company under which we agreed to sell the equipment used in our front-end LCD line and establish a supply agreement. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD line, we will receive a total of $3.0 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a charge of $4.5 million for the write-down on the LCD equipment to be sold to the Chinese company. This charge was reported as a separate line item in operating expense. In connection with the Cooperative Agreement, we received $2.1 million in 2002, all of which was applied against the $3.0 million sales price and recorded as a reduction in the carrying value of the LCD equipment held for sale. The sale of the equipment is now complete, and we received another $300,000 payment in the first quarter of 2003. No payments were received in the second quarter. An additional $600,000 is due to us upon installation of the line, and we expect full payment in the second half 2003.

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

     Research, development, and engineering expense consists principally of salaries and benefits to design engineers and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. We do very little pure research work. Most of this expense relates to the design costs associated with custom display programs and the development of standard display products.

     Microdisplay Division Overview

     In our second business segment, referred to as our Microdisplay division, we develop, manufacture, and market microdisplay products and system solutions utilizing our liquid crystal on silicon, or LCoS, microdisplay technology for a variety of markets. These markets include rear projection, high-definition televisions; front-projector multimedia and home theater projectors; and “near-to-eye,” or personal, display applications, including head-mounted monocular or binocular headsets and viewers for industrial, medical, military, commercial, and consumer applications. Our LCoS microdisplays consist of a CMOS backplane, liquid crystal layer, and glass packaged for connectivity using highly advanced packaging technologies.

     In our Microdisplay business unit, we derive revenue from the sale of our microdisplay products and from providing design and engineering services. During 2002, we recorded revenue from product sales of $772,000, or 53.6% of net Microdisplay sales, and revenue from design and engineering services of $667,000, or 46.4% of net Microdisplay sales. Our Microdisplay division has never been profitable.

     We manufacture all of our LCoS microdisplays on our high-volume liquid crystal on silicon manufacturing line in our Phoenix facility. In addition, we conduct all testing and assembly of LCoS modules in Phoenix. We also operate a facility in Boulder, Colorado, which focuses on our near-to-eye product offerings. In Boulder, we conduct sales and marketing activities and research and development activities related to near-to-eye products.

     We started the development of LCoS microdisplays in 1997. In August 1997, we entered into a strategic alliance with National Semiconductor Corporation for the development of LCoS microdisplay products. Under that alliance, National Semiconductor focused on the silicon technologies needed for microdisplays, and we focused on the liquid crystal technologies. In 1999, National Semiconductor decided to close its microdisplay business unit. In connection with that closing, in July 1999, we purchased certain assets and licensed silicon technologies from National Semiconductor relating to LCoS microdisplays. We paid approximately $3.0 million in cash and issued warrants to purchase 140,000 shares of our common stock in the transaction, which valued the transaction at approximately $3.6 million. No additional payments are required under the licenses. We also hired several key technical employees of National Semiconductor to assist in the implementation of the acquired technologies.

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

     In March 2001, we invested $1.25 million in Silicon Bandwidth, Inc., a privately held company providing unique semiconductor and optoelectronic interconnect solutions based upon multiple, patented, proprietary technologies. We are working closely with Silicon Bandwidth to design unique, cost-effective, reconfigurable packaging platforms for LCoS microdisplays.

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

     Until early 2002, substantially all of our sales were for use in projection-based applications. After the purchase of the Zight assets, however, we became equally focused on the near-to-eye market. Our revenue results from both development contracts and product sales.

     We typically sell three displays and associated electronics for products in the projector market. In the near-to-eye market, we sell either one or two displays and associated electronics. The displays and electronics are sold together as a kit. We also sell optical modules in the near-to-eye market and light engines in the projector market. The selling price of our products range from between $90 and $1,000 per unit.

     Our gross margins are influenced by various factors, including manufacturing efficiencies, yields, and absorption issues, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. The most significant impact on our gross margins arises from manufacturing-related issues. To date, our manufacturing capacity has exceeded our manufacturing volume, resulting in the inability to fully absorb the cost of our manufacturing infrastructure. As a result, we expect it will be difficult to attain significant improvements in yields until we run higher volumes.

     Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facility costs. We make substantially all of our sales directly to OEMs through a very small sales force that consists primarily of direct technical sales persons. Therefore, there is no material cost of distribution in our selling, general, and administrative expense.

     Research and development expense consists principally of salaries and benefits to scientists, engineers, and other technical personnel; related facility costs; process development costs; and various expenses for projects, including new product development. Research and development expense continues to be very high since LCoS microdisplays are a very new technology.

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

     We recognize revenue from product sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer; risk of loss and title have passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.

     Design and engineering services consist of engineering services necessary to conform our displays to a customer or potential customer’s product or device, as well as contract research and development arrangements, under which we research the application of new technologies or manufacturing processes and develop new products for third parties. We recognize revenue related to design and engineering services and contract research and development arrangements depending on the relevant contractual terms. For time and materials arrangements, revenue is based on a fee per hour basis and is recognized as services are provided. Under fixed-price contracts, revenue is recognized as milestones are met. If no milestones exist, we use percentage of completion to recognize revenue. Cost of sales related to these services approximates the related revenues.

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

     We currently have $19.1 million of net deferred tax assets resulting primarily from net operating loss and tax credit carryforwards. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset, including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We believe that the net deferred tax assets of $19.1 million will be realized based primarily on our projected future earnings and scheduling of our deferred tax liabilities. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

     Long-term assets, such as long-term investments, property, plant, and equipment, intangibles, goodwill, and other investments, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values of assets that we believe to be comparable. If we believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

Results of Operations

  Three months ended June 30, 2003 compared to three months ended June 30, 2002

     Net Sales. Net sales increased 94.2% to $46.8 million in the second quarter of 2003 from $24.1 million in the second quarter of 2002. The increase in revenue was a result of the acquisition of additional manufacturing businesses in Seattle and Malaysia, the addition of our Microtune business, the addition of our monitor business in Boston, the addition of our standard display product business licensed from Data International, increased sales of color display modules to European handset manufacturers, and increased sales to display-oriented manufacturing customers other than Motorola. Our sales to Motorola declined, both in dollars and as a percentage of our revenue. Motorola accounted for 13.4% of our revenue in the second quarter of 2003 compared to 88.2% in the second quarter of 2002. We had two other customers that each exceeded more than 10% of our revenue in the second quarter of 2003. One of those customers is in the computer peripherals business and accounted for 21.2% of our revenue, and the other customer is a European handset design company and accounted for 11.3% of our revenue. Geographically, 52.4% of our sales were in the United States; 23.3% of our sales were in Asia; and 24.3% of our sales were in Europe. Our recent trend has been to have increased sales in the United States, primarily as a result of the acquired businesses in the United States but also because of increased display-oriented manufacturing business. Sales in Europe increased primarily as a result of the increased sales of color LCD modules to a European handset design company. Asia sales have declined because of the reduced sales to Motorola, most of which was sold into China. Not including Motorola, however, sales in Asia have increased. Most of our Asian sales are to United States-based, multinational companies with factories located in Asia. Our net sales in our ISD division were $46.0 million compared to $760,000 in our Microdisplay division.

     Cost of Sales. Cost of sales decreased to 97.0% of net sales in the second quarter of 2003 from 97.5% in the second quarter of 2002. Our gross margin is equal to the difference between our revenue and our cost of sales. Consequently, our company-wide gross margin in the second quarter was $1.4 million, or 3% of net sales. The gross margin in our ISD division was $2.0 million, or 4.3% of net sales. For products manufactured in Seattle, Boston, and Malaysia, our gross margin was higher than this aggregate ISD division gross margin. For display-oriented products manufactured in Beijing and Manila, the gross margins were lower than the aggregate ISD division gross margin for three reasons. First, the unit volume of our sales in Beijing was lower because of the reduced sales to Motorola and because the replacement sales to other customers have lower volumes but higher selling prices. These reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs and increased cost of sales. Second, in Manila the gross margins on our color display products were negative because of yield loss and because we have not obtained expected pricing reductions for color panels. Third, we are still in the process of ramping up our RF module manufacturing and those products are currently selling at near breakeven during this ramp-up phase. The gross margin in the Microdisplay segment was a negative $572,000, or a negative 75.3% of net sales, resulting primarily from the low volume of shipments and low manufacturing yields in the shipped products.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 64.3% in absolute dollars to $4.6 million in the second quarter of 2003 from $2.8 million in the second quarter of 2002. As a percentage of net sales, however, SG&A expense decreased to 9.9% of net sales in the second quarter of 2003 from 11.7% of net sales in the second quarter of 2002. This change in SG&A expense occurred primarily because of four items: (1) the additional SG&A costs associated with the acquired EMS business in Seattle of $762,000, (2) the additional SG&A costs associated with the acquired EMS business in Malaysia of $524,000, (3) increased sales expenses of $271,000 as a result of increased display sales, and (4) the recording of expenses of approximately $338,000 associated with the planned spin-off of our Microdisplay division.

     Research, Development, and Engineering Expense. Research, development, and engineering expense decreased 16.7% to $4.0 million in the second quarter of 2003 from $4.8 million in the second quarter of 2002. Research, development, and engineering expense also decreased as a percentage of net sales, declining to 8.5% of net sales in the second quarter of 2003 from 19.9% of net sales in the second quarter of 2002. The decrease in the second quarter of 2003 was due to cost reduction efforts and lower head count in our Microdisplay division in comparison to the second quarter of 2002.

     Loss (Gain) on Sale of Assets. During the second quarter of 2003, we incurred a loss of $8,000 for the sale of certain assets compared to a loss of $4.5 million in the second quarter of 2002. The loss in the second quarter of 2002 was related to the sale of our front-end manufacturing LCD equipment, described above in “Overview – ISD Division Overview”.

     Amortization of Customer Lists and Distribution Rights. During the second quarter of 2003, we had $511,000 of amortization relating to acquisitions and distribution rights compared to no amortization expense of these items for the second quarter of 2002. The amortization in 2003 relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview – ISD Division Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

     Other Income, Net. Other income was $152,000 in the second quarter of 2003 compared to $894,000 in the second quarter of 2002. The primary difference is that interest income decreased by $714,000 because of decreased cash and investment balances and because the interest rate earned on investments was lower in the second quarter of 2003 than in the second quarter of 2002.

     Minority Interest. We own 60% of the business in Malaysia. Since that business was profitable in the second quarter, we recorded a charge of $43,000 to account for the profits allocated to the minority interest holder compared to a charge of $21,000 in the second quarter of 2002 relating to the winding-up of another investment with a minority partner.

     Benefit from Income Taxes. We recorded a benefit from income taxes of $2.7 million in the second quarter of 2003 compared to a benefit from income taxes of $4.0 million for the second quarter of 2002. The tax rate used to calculate the benefit was 36% for the second quarter of 2003 compared to 37.8% for the second quarter of 2002. The decreased tax benefit rate was a result of a higher estimated annual loss in lower tax rate jurisdictions and because of the allocation of our loss between various countries.

     Net Loss. Net loss was $4.9 million, or $0.23 per diluted share, in the second quarter of 2003 compared to a net loss of $6.6 million, or $0.31 per diluted share, in the second quarter of 2002. As previously noted, we plan to spin off our Microdisplay division as a separate public company by the end of the third quarter of 2003. The net loss for the Microdisplay division in the second quarter of 2003 was $3.0 million. The net loss for the ISD division in the second quarter of 2003 was $1.9 million.

  Six months ended June 30, 2003 compared to six months ended June 30, 2002

     Net Sales. Net sales increased 53.4% to $72.4 million in the first half of 2003 from $47.2 million in the first half of 2002. The increase in revenue was a result of the acquisition of additional manufacturing businesses in Seattle and Malaysia, the addition of our Microtune business, the addition of our monitor business in Boston, the addition of our standard product display business licensed from Data International, increased sales of color display modules to European handset manufacturers, and increased sales to display-oriented manufacturing customers other than Motorola. Our sales to Motorola declined, both in dollars and as a percentage of our revenue. Motorola was 16.3% of our revenue in the first half of 2003 compared to 87.2% in the first half of 2002. We had two other customers that each exceeded more than 10% of our revenue in the first half of 2003. One customer is in the computer peripherals business and one is in the Internet security business, and they accounted for 19.9% and 10.5% of our revenue, respectively. Geographically, in the first half of 2003, 55.9% of our sales were in the United States, 24.4% of our sales were in Asia, and 19.7% of our sales were in Europe. Our recent trend has been to have increased sales in the United States and Europe. Our increased sales in the United States are primarily a result of several recently acquired businesses but also because of increased display-oriented manufacturing business. Our increased sales in Europe are primarily as a result of the increased sales of color LCD modules to a European handset design company. Asia sales have declined because of the reduced sales to Motorola, most of which was sold into China. Not including Motorola, however, the trend has been that our sales in Asia are increasing. Most of our Asian sales are to United States-based, multinational companies with factories located in Asia. Our net sales for the first half of 2003 in our ISD division were $71.3 million compared to $1.1 million in our Microdisplay division.

     Cost of Sales. Cost of sales slightly increased to 98.4% of net sales in the first half of 2003 from 98.3% in the first half of 2002. Our gross margin is equal to the difference between our revenue and our cost of sales. Consequently, our company-wide gross margin in the first half was $1.2 million, or 1.6% of net sales. The gross margin in our ISD division was $2.2 million, or 3.1% of net sales. For products manufactured in Seattle, Boston, and Malaysia, our gross margin was higher than this aggregate ISD division gross margin. For display-oriented products manufactured in Beijing and Manila, the gross margins were lower than the aggregate ISD division gross margin for three reasons. First, the unit volume of our sales in Beijing and Manila was lower because of the reduced sales to Motorola and because the replacement sales to other customers have lower volumes but higher selling prices. These reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs and increased cost of sales. Second, in Manila the gross margins on our color display products were negative because of yield loss and because we have not obtained expected pricing reductions of color panels. Third, we are still in the process of ramping up our RF module manufacturing and those products are currently selling at near breakeven during this ramp-up phase. The gross margin in the Microdisplay segment was negative $1.0 million, or a negative 91.4% of net sales, resulting primarily from the low volume of shipments and low manufacturing yields in the shipped products.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 52.5% in absolute dollars to $9.0 million in the first half of 2003 from $5.9 million in the first half of 2002. As a percentage of net sales, however, SG&A expense decreased from 12.6% of net sales in the first half of 2002 to 12.4% of net sales in the first half of 2003. This change in SG&A expense occurred primarily because of four items: (1) the additional SG&A costs associated with the acquired EMS business in Seattle of $1.6 million, (2) the additional SG&A costs associated with the acquired EMS business in Malaysia of $524,000, (3) increased sales expenses as a result of increased display sales of $627,000, and (4) the recording of expenses of approximately $802,000 associated with the planned spin-off of our Microdisplay division.

     Research, Development, and Engineering Expense. Research, development, and engineering expense decreased 18.8% to $7.8 million in the first half of 2003 from $9.6 million in the first half of 2002. Research, development and engineering expense also decreased as a percentage of net sales, declining to 10.7% of net sales in the first half of 2003 from 20.4% of net sales in the first half of 2002. The decrease in the first half of 2003 was due to cost reduction efforts and lower head count in our Microdisplay division in comparison to the first half of 2002.

     Loss (Gain) on Sale of Assets. During the first half of 2003, we realized a gain of $5,000 for the sale of certain assets compared to a loss of $4.5 million in the first half of 2002. The loss in the first half of 2002 is related to the sale of our front-end manufacturing LCD equipment, described above in “Overview – ISD Division Overview”.

     Amortization of Customer Lists and Distribution Rights. During the first half of 2003, we had $1.0 million of amortization relating to acquisitions and distribution rights compared to no amortization expense for the first half of 2002. The amortization in 2003 relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview – ISD Division Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

     Other Income, Net. Other income was $457,000 in the first half of 2003 compared to $2.1 million in the first half of 2002. The primary difference is that interest income decreased by $1.5 million because of decreased cash and investment balances and because the interest rate earned on investments was lower in the first half of 2003 than in the first half of 2002.

     Minority Interest. We own 60% of the business in Malaysia. Since that business was profitable in the first half, we recorded a charge of $43,000 to account for the profits allocated to the minority interest holder compared to income of $84,000 in the first half of 2002 relating to the winding-up of another investment with a minority partner.

     Benefit from Income Taxes. We recorded a benefit from income taxes of $5.8 million in the first half of 2003 compared to a benefit from income taxes of $6.1 million for the first half of 2002. The tax rate used to calculate the benefit was 36.0% for the first half of 2003 and 2002.

     Net Loss. Net loss was $10.4 million, or $0.49 per diluted share, in the first half of 2003 compared to a net loss of $11.0 million, or $0.51 per diluted share, in the first half of 2002. As previously noted, we plan to spin off our Microdisplay division as a separate public company by the end of the third quarter of 2003. The net loss for the Microdisplay division in the first half of 2003 was $5.9 million. The net loss for the ISD division in the first half of 2003 was $4.5 million.

Liquidity and Capital Resources

     At June 30, 2003, we had cash, cash equivalents, and liquid investments of $63.3 million compared to cash, cash equivalents, and liquid investments of $80.6 million at December 31, 2002. This decrease is primarily due to our net loss, our acquisition of Microtune inventory and equipment, our purchase of the license of Data International’s distribution rights, and our increased working capital needs because of the sharp increase in sales. In addition, we funded the working capital needs of the newly acquired business in Malaysia, including the purchase of inventory and the carrying of accounts receivable during the start-up period.

     Inventory turns were 5.8 in the second quarter of 2003 compared to 7.0 in the second quarter of 2002, and accounts receivable DSOs (day sales outstanding) were 44 days in the second quarter of 2003 compared to 53 days in the second quarter of 2002. The decrease in turns was largely attributable to the inventory purchased in connection with the Microtune and Unico transactions. The calculation of inventory turns and DSOs is based on comparing average balances for the quarter in question against annualized sales data for the same quarter. Depreciation and amortization expense increased to $3.0 million for the second quarter of 2003 compared to $1.7 million for the second quarter of 2002. This increase related primarily to increased amortization of intangibles for acquisitions, which was $511,000 for the second quarter of 2003 compared to zero for the second quarter of 2002, increased depreciation of equipment related to acquisitions, and increased amortization of intangibles associated with the Microdisplay division. The total depreciation and amortization expense for the second quarter of 2003 was $2.0 million for the ISD division and $1.0 million for the Microdisplay division.

     In the quarter ended June 30, 2003, we had $8.8 million in net cash outflow from operations compared to $2.5 million in net cash outflow from operations in the quarter ended June 30, 2002. This net cash outflow in the second quarter of 2003 was due to our loss, combined with $3.7 million in working capital requirements to support the sharp increase in sales. The increased working capital requirements were primarily a result of increased inventory and accounts receivable balances, both of which were partially but not completely offset by a higher accounts payable balance.

     In the six months ended June 30, 2003, we had $8.3 million net cash outflow from operations compared to $8.1 million in net cash outflow from operations in the six months ended June 30, 2002. Depreciation and amortization expense increased to $5.5 million in the six months ended June 30, 2003 from $3.4 million in the six months ended June 30, 2002. This increase related primarily to increased amortization of intangibles for acquisitions, which was $1.0 million for the first half of 2003 compared to zero for the first half of 2002, increased depreciation of equipment related to acquisitions, and increased amortization of intangibles associated with the Microdisplay division.

     Our working capital was $90.1 million at June 30, 2003 and $107.9 million at December 31, 2002. Our current ratio was 3.1-to-1 at June 30, 2003 compared to 7.3-to-1 at December 31, 2002. Our working capital and current ratio have decreased primarily as a result of the addition of approximately $6.4 million of current debt and notes payable. That increased debt is related to a note owing to Microtune for inventory, a note owing to Data International for license fees, and the current portion of our capital lease obligation to Unico for equipment in Malaysia.

     We have extended the term of our credit facility with Comerica Bank to September 1, 2003. That credit facility is a $15.0 million unsecured revolving line of credit. No borrowings were outstanding under that credit facility on June 30, 2003. Advances under the facility may be made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate, or as LIBOR rate advances, which bear interest at 150 basis points in excess of the LIBOR base rate. We are currently renegotiating our credit facilities. As of June 30, 2003, our Beijing subsidiary had an outstanding $2.7 million unsecured term loan due January 14, 2004 to the Bank of China.

     In the quarter ended June 30, 2003, we incurred approximately $1.4 million in capital expenditures and $465,000 in expenses related to the acquisition of the Malaysian manufacturing facility.

     The following tables list our contractual obligations and commercial commitments:

		Payments due by Period

	Total
Contractual Obligations	Amounts	Less than			6 Years
(in thousands)	Committed	1 Year	1-3 Years	4-5 Years	and Over

Term Loan	$2,706	$2,706	$—	$—	$—
Notes Payable	5,534	4,093	1,441	—	—
Operating Leases	23,787	4,570	6,631	3,070	9,516
Capital Leases	8,985	2,344	4,287	2,354	—

Total Contractual Cash Obligations	$41,012	$13,713	$12,359	$5,424	$9,516

		Amount of Commitment Expiration Per Period

	Total
Other Commercial Commitments	Amounts	Less than 1			6 Years
(in thousands)	Committed	Year	1-3 Years	4-5 Years	and Over

Guarantee	$382	$70	$228	$84	$—

     The term loan includes a $2.7 million loan from the Bank of China.

     The operating leases include a lease for our factory in Manila and our ground lease in Tempe, Arizona. We have a note payable to Microtune for $2.7 million due within six months and a note payable to Data International for $2.9 million due over a period of two years. The capital lease is for our equipment and facilities in Malaysia. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. If the lending institution were to declare VoiceViewer to be in default under the loan, we would be required to pay the guaranteed amount.

     During June 2003, we provided a $60,000 short-term bridge loan to VoiceViewer. This loan bears interest at the rate of 7.0% with interest due monthly and principal due on December 30, 2003. We currently believe that VoiceViewer will be able to meet its obligations under the debt facility guaranteed by us. We have a security interest and second rights to the intellectual property of VoiceViewer technology, while the lending institution has the first rights. However, we would obtain the VoiceViewer intellectual property if in the future we are required to pay amounts under the guarantee.

     Not included in the discussion above is the decision by our Board of Directors to fund the spun-off Brillian Corporation with approximately $22 million in cash. The spin-off is expected to be completed by the end of the third quarter of 2003.

     We believe that our existing balances of cash, cash equivalents, and investments will provide adequate sources to fund our operations and planned expenditures through the remainder of 2003 and all of 2004, as well as to meet our contractual obligations. Specifically, we have over $63.3 million in cash, cash equivalents, and short-term investments. Although we have committed approximately $22 million to Brillian Corporation, the spin-off of Brillian will reduce our outflow of cash to fund the operations of the Microdisplay division. Our capital expenditures for the remainder of 2003 and 2004 in our ISD division are expected to be less than $5.0 million, and we expect operating cash outflow in 2004 may consume only a small portion of our cash reserves, if any. We continue to seek other alliances or acquisitions and additional relationships with regard to the strategic development of both business segments that may also require us to make additional capital investments. New acquisitions or alliances may result in our needing to expand our loan commitments, pursue alternate methods of financing, or raise capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

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

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We reviewed the requirements of FIN 45 as of January 1, 2003, and all the periods thereafter, and there has been no material impact on our financial position or results of operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes in reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2002.

ITEM 4.      CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     During the fiscal quarter covered by this report, there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on May 2, 2003. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Against

David C. Malmberg	18,984,935	1,185,463
Jack L. Saltich	19,595,070	575,328
Jeffrey D. Buchanan	19,593,081	577,317
Thomas H. Werner	19,580,050	590,348
David P. Chavoustie	19,580,541	589,857
Murray A. Goldman	18,992,871	1,177,527
Henry L. Hirvela	19,589,280	581,118

     The following items were also voted upon and approved by the stockholders:

     (a)  To approve an amendment to our amended and restated 1993 stock option plan.

Votes in Favor	Opposed	Abstain

18,532,481	1,514,302	123,615

     (b)  To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2003.

Votes in Favor	Opposed	Abstain

19,999,850	151,447	19,101

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

     No officers currently maintain trading plans.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.6	Amended and Restated 1997 Employee Stock Option Plan (as Amended and Restated through November 27, 2002) (as corrected)

31.1	Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

Report of Form 8-K dated April 22, 2003 furnishing Item 12 Results of Operation and Financial Condition disclosure.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date: July 31, 2003	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Executive Vice President, Chief Financial Officer,
Secretary, and Treasurer

EXHIBIT INDEX

10.6	Amended and Restated 1997 Employee Stock Option Plan (as Amended and Restated through November 27, 2002) (as corrected)

31.1	Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002