Form 10-Q
period 2003-09-30
THREE FIVE SYSTEMS INC
filed 2003-11-12
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act Of 1934

For the Quarter Ended September 30, 2003

Commission file number 1-4373

THREE-FIVE SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0654102

(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

1600 North Desert Drive, Tempe, Arizona	85281

(Address of Principal Executive Offices)	(Zip Code)

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
YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF OCTOBER 31, 2003

Common Par value $.01 per share	21,319,618

THREE-FIVE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2003

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2002	2003

		(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$18,389	$15,325
Short-term investments	62,178	13,540
Accounts receivable, net	16,606	26,303
Inventories	17,292	25,331
Taxes receivable	561	657
Deferred tax asset	2,357	130
Assets held for sale	841	—
Other current assets	2,204	2,457
Short-term assets of discontinued operations	4,455	—

Total current assets	124,883	83,743

Property, Plant and Equipment, net	23,345	35,007
Intangibles, net	5,292	8,074
Goodwill	34,901	34,614
Long-term Deferred Tax Asset	10,764	—
Other Assets, net	455	669
Long-term Assets of Discontinued Operations	23,054	—

Total Assets	$222,694	$162,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,244	$19,083
Accrued liabilities	4,491	4,915
Deferred revenue	23	128
Current portion of term loans	2,714	4,260
Current portion of capital leases	—	2,334
Current liabilities of discontinued operations	1,526	—

Total current liabilities	16,998	30,720

Long-term Debt	20	1,441

Capital Leases	—	7,148

Other Long-term Liabilities	8	—

Commitments and Contingencies (Note J)
Minority Interest in Consolidated Subsidiary	—	2,499

Stockholders’ Equity:
Common stock	219	220
Additional paid-in capital	200,763	200,921
Retained earnings	13,695	(71,682)
Stock subscription note receivable	(174)	(183)
Accumulated other comprehensive loss	(332)	(474)
Less – treasury stock, at cost	(8,503)	(8,503)

Total stockholders’ equity	205,668	120,299

Total Liabilities and Stockholders’ Equity	$222,694	$162,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Net Sales	$18,239	$41,778	$64,987	$113,094

Costs and Expenses:
Cost of sales	17,023	42,050	59,599	111,297
Selling, general, and administrative	2,431	4,941	7,866	12,753
Research, development, and engineering	1,208	1,285	3,791	3,939
Loss (gain) on sale of assets	—	(15)	4,545	(20)
Amortization of customer lists/distribution rights	—	510	—	1,532

	20,662	48,771	75,801	129,501

Operating loss	(2,423)	(6,993)	(10,814)	(16,407)

Other Income (Expense):
Interest, net	716	(475)	2,722	19
Other, net	39	24	125	(13)

	755	(451)	2,847	6
Minority Interest in Loss of Consolidated Subsidiary	—	71	84	28

Loss before Income Taxes	(1,668)	(7,373)	(7,883)	(16,373)
Provision for (benefit from) income taxes	(913)	17,576	(3,194)	14,306

Loss from Continuing Operations	(755)	(24,949)	(4,689)	(30,679)
Loss from Discontinued Operations, net of taxes	(2,625)	(5,931)	(9,641)	(10,552)

Net Loss	$(3,380)	$(30,880)	$(14,330)	$(41,231)

Loss per Common Share – Basic and Diluted:
Loss from Continuing Operations	$(0.04)	(1.17)	(0.22)	(1.44)
Loss from Discontinued Operations	(0.12)	(0.28)	(0.45)	(0.50)

Net Loss	$(0.16)	$(1.45)	$(0.67)	$(1.94)

Weighted Average Number of Common Shares:
Basic and diluted	21,518	21,305	21,515	21,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(14,330)	$(41,231)
Less loss – discontinued operations	(9,641)	(10,552)

Loss – continuing operations	(4,689)	(30,679)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,791	5,514
Stock compensation	92	50
Minority interest in consolidated subsidiary	(84)	(28)
Deferred revenue	—	105
Provision for accounts receivable valuation reserves	124	21
Loss (gain) on disposal of assets	4,545	(20)
Provision for (benefit from) deferred taxes, net	(7,039)	12,991
Interest on notes payable	—	96
Interest on officer loan	(8)	(9)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	6,232	(9,997)
Decrease in inventories	3,482	2,353
Decrease in other assets	869	124
Increase (decrease) in accounts payable and accrued liabilities	(5,504)	9,794
Increase (decrease) in taxes payable/receivable	4,096	(96)

Net cash (used in) provided by operating activities	4,907	(9,781)

Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(895)	(2,131)
Proceeds from sale of assets	1,100	606
Purchase of intangibles	(581)	(433)
Purchase of short-term investments	(95,884)	(13,262)
Proceeds from maturities/sales of short-term investments	113,874	61,838
Licenses and acquisitions	(11,950)	(9,680)

Net cash provided by investing activities	5,664	36,938

Cash Flows from Financing Activities:
Payments on notes payable	—	(2,734)
Stock options exercised	202	109
Payments on capital leases	—	(1,135)
(Distribution to) receipt from minority interest	(239)	2,527
Purchase of treasury stock	(634)	—

Net cash used in financing activities	(671)	(1,233)

Effect of exchange rate changes on cash and cash equivalents	(62)	(80)

Net increase in cash and cash equivalents – continuing operations	9,838	25,844
Net cash used in and contributed to discontinued operations	(21,224)	(28,908)

Net decrease in cash and cash equivalents	(11,386)	(3,064)
Cash and cash equivalents, beginning of period	37,003	18,389

Cash and cash equivalents, end of period	$25,617	$15,325

Noncash Investing and Financing Activities:
Note payable due on purchase of DI distribution rights	$—	$2,882
Note payable due on purchase of Microtune inventory and equipment	—	2,723
Capital lease due on purchase of Unico equipment	—	9,375
Capital leases due on purchase of ETMA equipment	—	1,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A	The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for all periods presented, have been made. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003. These financial statements should be read in conjunction with our December 31, 2002 financial statements and the accompanying notes thereto.

On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, into a newly created Delaware corporation called Brillian Corporation (Brillian). Brillian had $44.1 million of net assets on the spin-off date. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each stockholder of Three-Five Systems, Inc. (TFS) receiving one share of Brillian common stock for each four shares of TFS common stock held. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” For more information on the reason for the spin-off, as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and the related amendments and associated documents filed with the Securities and Exchange Commission by Brillian. The microdisplay business that we transferred to Brillian is now reported in these consolidated financial statements as Discontinued Operations.

Net loss from discontinued operations was $10.6 million for the first nine months of 2003 and $9.6 million for the first nine months of 2002. Sales from discontinued operations were $1.6 million and $794,000 for the first nine months of 2003 and 2002, respectively. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet as of December 31, 2002 and the day of spin-off are as follows (in thousands):

	December 31,	September 15,
	2002	2003

Assets:
Cash	$—	$20,443
Accounts Receivable	364	473
Inventories	2,584	2,937
Other current assets	1,507	961
Property, plant and equipment, net	8,218	6,884
Intangibles, net	9,627	8,894
Other long-term assets	5,209	4,730

Total assets from discontinued operations	$27,509	$45,322

Liabilities:
Accounts payable and accrued liabilities	$1,191	$1,063
Deferred revenue	335	112

Total liabilities from discontinued operations	$1,526	$1,175

Note B	Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three- and nine-month periods ended September 30, 2002 and 2003. Diluted loss per common share is determined assuming that outstanding dilutive options and warrants were exercised at the beginning of the period or at the time of issuance, if later. For the three months ended September 30, 2002 and September 30, 2003, the effect of 298,991 and 304,525 shares, respectively, and for the nine months ended September 30, 2002 and September 30, 2003, the effect of 61,772 and 78,398 shares, respectively, as determined using the treasury stock method, were excluded from the calculation of loss per share, as their effect would have been antidilutive and decreased the loss per share. Set forth below are the disclosures required pursuant to SFAS No. 128 – Earnings per Share for the three months and nine months ended September 30, 2002 and September 30, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

	(in thousands, except per share data)
Basic loss per share:
Net loss	$(3,380)	$(30,880)	$(14,330)	$(41,231)

Weighted average common shares	21,518	21,305	21,515	21,295

Basic per share amount	$(0.16)	$(1.45)	$(0.67)	$(1.94)

Note C	Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2002	2003

Raw materials	$10,915	$16,039
Work-in-process	2,868	5,869
Finished goods	3,509	3,423

	$17,292	$25,331

Note D	Property, plant, and equipment consisted of the following (in thousands) at:

	December 31,	September 30,
	2002	2003

Land and building	$16,476	$16,496
Furniture and equipment	32,472	45,336

	48,948	61,832
Less accumulated depreciation	(25,603)	(26,825)

	$23,345	$35,007

Note E	Intangibles:

Intangibles consist of mask works, trademarks, customer lists, and distribution rights. Intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized.

Intangible assets consisted of the following (in thousands) at September 30, 2003:

	Acquisition	Accumulated	Book
	Value	Amortization	Value

Amortized Intangible Assets:
Mask works	$972	$—	$972
Trademarks	8	—	8
Customer lists	5,000	(1,206)	3,794
Distribution rights	3,882	(582)	3,300

	$9,862	$(1,788)	$8,074

Intangible asset amortization expense for the nine months ended September 30, 2002 was $50,000 compared to $1.5 million for the nine months ended September 30, 2003. Estimated annual amortization expense through 2007 related to intangible assets (in thousands) reported as of September 30, 2003 is as follows:

Fiscal Year	Amount

2003	$2,043
2004	2,368
2005	2,368
2006	1,702
2007	1,378

Note F	Goodwill:

Goodwill decreased $287,000 due to a reduction of $607,000 from purchase accounting adjustments to the ETMA acquisition, the addition of $315,000 of capitalized costs related to the Unico acquisition, and the addition of $5,000 of capitalized costs related to the AVT acquisition.

Changes in goodwill from December 31, 2002 to September 30, 2003 (in thousands) were as follows:

Total

Balance at December 31, 2002	$34,901
Change	(287)

Balance at September 30, 2003	$34,614

Note G	Segment Information:

We offer advanced design and manufacturing services and display products to original equipment manufacturers, commonly referred to as OEMs. Historically, we have focused on display-oriented products, although we have always performed extended manufacturing in conjunction with the display module. In the past ten months, we expanded the value-added manufacturing services we provide through several acquisitions. As a result, we now provide printed circuit board assembly, or PCBA, radio frequency, or RF, module assembly, new product introduction, or NPI, box build, and order fulfillment, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for OEMs are of varying sizes and have varying levels of integration.

As a result of the spin-off of our microdisplay division into Brillian, we now report only one operating segment, although we also track net sales by geographic location. Net sales by geographic area are determined based upon the location of the end customer. The following includes net sales (in thousands) for our geographic areas:

	North
	America	Asia	Europe	Total

Three months ended September 30, 2002
Net sales	$1,439	$10,875	$5,925	$18,239
Three months ended September 30, 2003
Net sales	$24,877	$6,518	$10,383	$41,778
Nine months ended September 30, 2002
Net sales	$5,355	$40,721	$18,911	$64,987
Nine months ended September 30, 2003
Net sales	$64,665	$23,963	$24,466	$113,094

Note H	Comprehensive loss (in thousands) for the periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss	$(3,380)	$(30,880)	$(14,330)	$(41,231)
Other comprehensive income (loss):
Foreign currency translation adjustment	(114)	(74)	(62)	(80)
Unrealized gain (loss) on securities, net of tax	58	(16)	(150)	(62)

Comprehensive loss	$(3,436)	$(30,970)	$(14,542)	$(41,373)

Note I	Debt:

In the third quarter, our Beijing facility paid off its $2.7 million term loan to the Bank of China. We currently have no credit facility outstanding in the United Sates. We expect to close on a $10 million line of credit in the fourth quarter, although we do not expect to need that facility in the near future.

In January 2003, we signed a note payable of $2.9 million to Data International that is payable over the next two years. In March 2003, we signed a note payable of $2.7 million to Microtune that was due in September 2003. In October 2003, we paid off approximately $300,000 of that note and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of inventory to Microtune. In May 2003, our 60% owned Penang subsidiary entered into a capital lease of $12.0 million, which includes interest, with Unico that is payable at the rate of $3.0 million per year over the next four years. The principal balance on that capital lease was $8.6 million as of September 30, 2003. In September 2003, we had $869,000 remaining on capital leases relating to equipment in Seattle.

Note J	Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. This guarantee was assumed by Brillian Corporation in the spin-off. We have not yet been released from our obligation on the guarantee, so if Brillian becomes required to pay on the guarantee and is unable to satisfy its obligation, then we are secondarily liable and will be required to pay this guarantee to the lender. As of September 30, 2003, the outstanding balance on the debt was $390,000. This loan guarantee has a five-year term and matures in January 2007.

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

In March 2003, we signed an agreement with Microtune, Inc. under which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million was a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila and are in the process of transferring those employees to our nearby manufacturing facility. After qualifications are complete for our facility, Microtune plans to close its Manila manufacturing facility. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of inventory to Microtune.

In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $600,000 was subsequently paid. The balance of $800,000 is included in accounts payable and accrued liabilities. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease from the seller is accounted for as a capital lease of $12.0 million, which includes interest, that is payable by TFS-Malaysia at the rate of $3.0 million per year over the next four years. The principal balance on that capital lease was $8.6 million as of September 30, 2003.

Note L	Stock Compensation:

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 4.08% for the three and nine months ended September 30, 2002, and 2.46% for the three and nine months ended September 30, 2003; expected dividend yields of zero for all scenarios; expected lives of 6.1 years for all scenarios; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74.2% for all scenarios. The compensation costs for the three and nine months ended September 2002 are tax effected and the compensation costs for the three and nine months ended September 2003 are not tax effected. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Net loss:
As reported	$(3,380)	$(30,880)	$(14,330)	$(41,231)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(937)	(1,892)	(3,107)	(3,586)

Pro forma net loss	$(4,317)	$(32,772)	$(17,437)	$(44,817)

Basic and diluted net loss per share:
As reported	$(0.16)	$(1.45)	$(0.67)	$(1.94)
Pro forma	(0.20)	(1.54)	(0.81)	(2.11)

Note M	Recently Issued Accounting Standards:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 and there was no material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the Interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the requirements of FIN 45 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the issues of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of EITF 00-21 did not have a material effect on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of our participation in variable interest entities (“VIEs’’), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party of the VIE, if any, bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. We do not believe the adoption of FIN 46 will have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on our financial statements.

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

Overview

We offer advanced design and manufacturing services and display products to original equipment manufacturers, commonly referred to as OEMs. Historically, we have focused on display-oriented products, although we have always performed value-added manufacturing in conjunction with the display module. In the past ten months, we expanded our value-added manufacturing services through several acquisitions, described below. As a result, we now provide printed circuit board assembly, radio frequency module assembly, new product introduction, box build, and order fulfillment, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for OEMs are of varying sizes and have varying levels of integration. The typical design program life cycle of a custom-designed product is three to 15 months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. The cycle is shorter in products where no display is involved and where the OEM customer has already completed the design.

Prior to 2002, our business strategy was to seek large-volume display programs from major OEMs, typically 100,000 units per year or higher, with selling prices of approximately $7 per unit. From 1998 to 2002, substantially all of our large volume business was in providing display modules for Motorola handsets. In 2002, we re-focused our strategy on lower-volume programs with potentially higher gross margins. In addition, in 2003 we also began focusing on providing manufacturing services for products that do not need displays. The selling prices of our products sold now range from between $3 and $4,300 per unit. As a result of our change in strategy, none of our design wins since 2000 have been with the handset group at Motorola. Consequently, we expect total Motorola business to decline sharply in 2003. In 2002, Motorola accounted for 76.9% of our revenue. Motorola accounted for 21.4% of our revenue in the first quarter of 2003, 13.4% of our revenue in the second quarter of 2003, and 2.0% of revenue in the third quarter of 2003.

As a result of the foregoing, we have substantially changed our business in the last four quarters. We have reduced our concentration in Motorola revenue. We have expanded our business both through organic growth and through the acquisitions of AVT, ETMA, and Unico. We have also expanded through the license arrangement with Data International and through our manufacturing agreement with Microtune. The following is a summary of those various transactions.

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

In December 2002, we purchased the stock of ETMA Corporation, a privately held Seattle-based electronic manufacturer for OEM customers in the automotive, computer peripheral, medical monitoring, and Internet security industries. ETMA offers the manufacturing capabilities of six surface mount manufacturing lines, including one dedicated to new product introduction and prototyping activity. ETMA provides engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. The purchase price of the acquisition was $38.1 million, which we paid entirely in cash. In September 2003, we had $869,000 remaining on capital leases relating to equipment in Seattle.

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

In March 2003, we signed an agreement with Microtune, Inc. in which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million was a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila, and are in the process of transferring those employees to our nearby manufacturing facility. After qualifications are complete for our facility, Microtune plans to close its Manila manufacturing facility. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of inventory to Microtune.

In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $600,000 was subsequently paid. The balance of $800,000 is included in accounts payable. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease from the seller is accounted for as a capital lease of $12.0 million, which includes interest, that is payable by TFS-Malaysia at the rate of $3.0 million per year over the next four years. The principal balance on that lease was $8.6 million as of September 30, 2003.

Our revenue is derived principally from manufacturing services and display products. Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. We have United States factories in the Seattle and Boston areas. We also have factories in the Philippines, Malaysia, and China. In Seattle and in Malaysia, we provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. In Boston, we provide aftermarket customization of CRT and LCD monitors. In the Philippines and China, we assemble displays into modules and are adding some of the manufacturing services offered in Seattle and Malaysia. We also assemble RF tuners in the Philippines.

Prior to 2001, we used our own front-end LCD production line in the Phoenix area for the manufacture of more technologically complex and custom high-volume LCDs. We also purchased LCDs from third parties to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we traditionally shipped LCDs to our facilities in the Philippines and China for assembly into modules.

During 2001, we decided to shut down our front-end LCD manufacturing line. We now purchase all of our LCDs from third parties. Thus, no LCD manufacturing is done in the United States. During 2002, we signed a Cooperative Agreement with a Chinese company under which we agreed to sell the equipment used in our front-end

LCD line and establish a supply agreement. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD line, we will receive a total of $3.0 million in cash, favorable LCD glass pricing, and flexible yet assured manufacturing capacity from this strategic partner. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a charge of $4.5 million for the write-down on the LCD equipment sold to the Chinese company. This charge was reported as a separate line item in operating expense. In connection with the Cooperative Agreement, we received $2.1 million in 2002, all of which was applied against the $3.0 million sales price and recorded as a reduction in the carrying value of the LCD equipment held for sale. The sale of the equipment is now complete, and we received another $300,000 payment in the first quarter and $200,000 in the third quarter of 2003. No payments were received in the second quarter. An additional $400,000 is due to us upon installation of the line, and we expect full payment in the first quarter of 2004.

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

Discontinued Operations

On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, into a newly created Delaware corporation called Brillian Corporation (Brillian). Brillian had $44.1 million of net assets on the spin-off date. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each stockholder of Three-Five Systems, Inc. (TFS) receiving one share of Brillian common stock for each four shares of TFS common stock held. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” For more information on the reason for the spin-off, as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and the related amendments and associated documents filed with the Securities and Exchange Commission by Brillian. The microdisplay business that we transferred to Brillian is now reported in our consolidated financial statements as Discontinued Operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to sales returns, pricing concessions, bad debts, inventories, fixed assets, intangible assets, income taxes, pensions, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At the end of the second quarter, we had $19.1 million of net deferred tax assets resulting primarily from net operating loss and tax credit carryforwards. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, we must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including our past earnings history, market conditions, management forecasts of future profitability, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, despite the fact that a major portion of the losses came from our spun-off microdisplay division, the expectation of reporting a loss in the fourth quarter from our continuing operations means that we will have three years of cumulative losses. Those cumulative losses weigh heavily in the overall required assessment and outweigh our forecasted future profitability and expectation that we will be able to utilize all of our net operating loss carryforwards. As a result, in this quarter we recorded a charge to establish a full valuation allowance against our deferred tax asset. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability. During the third quarter, our tax expense was $17.6 million, as a result of our full valuation allowance.

Long-term assets, such as property, plant, and equipment, intangibles, goodwill, and other investments, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values of assets that we believe to be comparable. If we believe that an asset’s value was impaired, we would write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination was made.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net Sales. Net sales increased 129.7% to $41.8 million in the third quarter of 2003 from $18.2 million in the third quarter of 2002. The increase in revenue was a result of the acquisition of additional manufacturing businesses in Seattle and Malaysia, the addition of our Microtune business, the addition of our monitor business in Boston, the addition of our standard display product business licensed from Data International, increased sales of color display modules to European handset manufacturers, and increased sales to display-oriented manufacturing customers other than Motorola. Our sales to Motorola declined, both in dollars and as a percentage of our revenue. Motorola accounted for 2.0% of our revenue in the third quarter of 2003 compared to 79.2% in the third quarter of 2002. We had two customers that each exceeded more than 10% of our revenue in the third quarter of 2003. One of those customers is in the computer peripherals business and accounted for 25.3% of our revenue, and the other customer is a European handset manufacturing company and accounted for 15.9% of our revenue. Geographically, 59.5% of our sales were in the United States; 15.6% of our sales were in Asia; and 24.9% of our sales were in Europe. Our recent trend has been to have increased sales in the United States, primarily as a result of the acquired businesses in the United States but also because of increased display-oriented manufacturing business. Sales in Europe increased primarily as a result of the increased sales of color LCD modules to a European handset manufacturing company. Asia sales have declined because of the reduced sales to Motorola, most of which was sold into China. Not including Motorola, however, sales in Asia have increased. Most of our Asian sales are to United States based, multinational companies with factories located in Asia.

Cost of Sales. Cost of sales increased to 100.7% of net sales in the third quarter of 2003 from 93.3% in the third quarter of 2002. Our gross margin is equal to the difference between our revenue and our cost of sales. Consequently, our company-wide gross margin in the third quarter was a negative $272,000, or a negative 0.7% of net sales. For products manufactured in Seattle, Boston, and Malaysia, our gross margin was higher than this aggregate gross margin. For products manufactured in Beijing and Manila, the gross margins were lower than the aggregate gross margin for three reasons. First, the unit volume of our sales in Beijing was lower because of the reduced sales to Motorola and because the replacement sales to other customers have lower volumes but higher selling prices. These reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs. Second, in Manila the gross margins on our color display products were negative because of introductory pricing on new products and because we have not obtained expected pricing reductions for color panels that we purchase. Third, we are still in the process of ramping up our RF module manufacturing in Manila and moving those processes from Microtune’s factory into ours. As a result, those products are currently selling at below breakeven during this ramp-up phase.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 104.2% in absolute dollars to $4.9 million in the third quarter of 2003 from $2.4 million in the third quarter of 2002. As a percentage of net sales, however, SG&A expense decreased to 11.7% of net sales in the third quarter of 2003 from 13.2% of net sales in the third quarter of 2002. This change in SG&A expense occurred primarily because of four items: (1) the additional SG&A costs associated with the acquired EMS business in Seattle of $816,000, (2) the additional SG&A costs associated with the acquired EMS business in Malaysia of $429,000, (3) increased sales expenses of $498,000 as a result of increased display sales, and (4) the recording of expenses of approximately $450,000 associated with arbitration in a claim we are pursuing against J.D. Edwards.

Research, Development, and Engineering Expense. Research, development, and engineering expense increased 8.3% to $1.3 million in the third quarter of 2003 from $1.2 million in the third quarter of 2002. Research, development, and engineering expense decreased as a percentage of net sales, declining to 3.1% of net sales in the third quarter of 2003 from 6.6% of net sales in the third quarter of 2002. The increase in the third quarter of 2003 was due to expenses related to the Malaysian design engineering, which was acquired in April 2003.

Loss (Gain) on Sale of Assets. During the third quarter of 2003, we incurred a gain of $15,000 for the sale of certain assets compared to no loss or gain in the third quarter of 2002.

Amortization of Customer Lists and Distribution Rights. During the third quarter of 2003, we had $510,000 of amortization relating to customer lists and distribution rights compared to no amortization expense of these items for the third quarter of 2002. The amortization in 2003 relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

Other Income (Expense), Net. Other expense was $451,000 in the third quarter of 2003 compared to other income of $755,000 in the third quarter of 2002. The primary difference is that interest income decreased because of decreased cash and investment balances and because the interest rate earned on investments was lower in the third quarter of 2003 than in the third quarter of 2002. The interest expense is primarily associated with the capital leases for our equipment in Malaysia and Seattle.

Minority Interest. We own 60% of the business in Malaysia. Since that business had a loss in the third quarter, we recorded a benefit of $71,000 to account for the losses allocated to the minority interest holder compared to no benefit in the third quarter of 2002.

Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes of $17.6 million in the third quarter of 2003 compared to a benefit from income taxes of $913,000 for the third quarter of 2002. In 2003, we recorded a charge to establish a full valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. We expect to continue to record a full valuation allowance on future tax benefits until we return to sustained profitability, which means we will have an effective tax rate of nearly zero until we either utilize our NOLs against our future income or reverse the valuation allowance and bring the tax asset back onto the books.

Net Loss. We had a net loss of $30.9 million, or $1.45 per diluted share, in the third quarter of 2003 compared to a net loss of $3.4 million, or $0.16 per diluted share, in the third quarter of 2002. The net loss in the third quarter of 2003 includes $5.9 million, or $0.28 per share, from discontinued operations relating to our former microdisplay business, which was spun off as a separate public company as of September 15, 2003, as Brillian Corporation, described above in “Discontinued Operations.” The net loss in the third quarter of 2002 included $2.6 million, or $0.12 per share, from Brillian discontinued operations.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net Sales. Net sales increased 74.0% to $113.1 million in the first nine months of 2003 from $65.0 million in the first nine months of 2002. The increase in revenue was a result of the acquisition of additional manufacturing businesses in Seattle and Malaysia, the addition of our Microtune business, the addition of our monitor business in Boston, the addition of our standard product display business licensed from Data International, increased sales of color display modules to European handset manufacturing company, and increased sales to display-oriented manufacturing customers other than Motorola. Our sales to Motorola declined, both in dollars and as a percentage of our revenue. Motorola was 11.2% of our revenue in the first nine months of 2003 compared to 85.5% in the first nine months of 2002. We had two other customers that each exceeded more than 10% of our revenue in the first nine months of 2003. One customer is in the computer peripherals business and one is a European handset manufacturing company, and they accounted for 22.1% and 11.3% of our revenue, respectively. Geographically, in the first nine months of 2003, 57.2% of our sales were in the United States, 21.2% of our sales were in Asia, and 21.6% of our sales were in Europe. Our recent trend has been to have increased sales in the United States and Europe. Our increased sales in the United States are primarily a result of several recently acquired businesses but also because of increased display-oriented manufacturing business. Our increased sales in Europe are primarily as a result of the increased sales of color LCD modules to a European handset manufacturing company. Asia sales have declined because of the reduced sales to Motorola, most of which was sold into China. Not including Motorola, however, the trend has been that our sales in Asia are increasing. Most of our Asian sales are to United States based, multinational companies with factories located in Asia.

Cost of Sales. Cost of sales increased to 98.4% of net sales in the first nine months of 2003 from 91.7% in the first nine months of 2002. Our gross margin is equal to the difference between our revenue and our cost of sales. Consequently, our company-wide gross margin in the first nine months was $1.8 million, or 1.6% of net sales. For products manufactured in Seattle, Boston, and Malaysia, our gross margin was higher than this aggregate gross margin. For products manufactured in Beijing and Manila, the gross margins were lower than the aggregate gross margin for three reasons. First, the unit volume of our sales in Beijing and Manila was lower because of the reduced sales to Motorola and because the replacement sales to other customers have lower volumes but higher selling prices. These reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs and increased cost of sales. Second, in Manila the gross margins on our color display products were negative because of introductory pricing on new products and because we have not obtained expected pricing reductions of color panels. Third, we are still in the process of ramping up our RF module manufacturing in Manila and moving those processes from Microtune’s factory to ours. As a result, those products are currently selling at below breakeven during this ramp-up phase.

Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 62.0% in absolute dollars to $12.8 million in the first nine months of 2003 from $7.9 million in the first nine months of 2002. As a percentage of net sales, however, SG&A expense decreased from 12.2% of net sales in the first nine months of 2002 to 11.3% of net sales in the first nine months of 2003. This change in SG&A expense occurred primarily because of four items: (1) the additional SG&A costs associated with the acquired EMS business in Seattle of $2.4 million, (2) the additional SG&A costs associated with the acquired EMS business in Malaysia of $953,000, (3) increased sales expenses as a result of increased display sales of $1.0 million, and (4) the recording of expenses of approximately $700,000 associated with arbitration in a claim we are pursuing against J.D. Edwards.

Research, Development, and Engineering Expense. Research, development, and engineering expense increased 2.6% to $3.9 million in the first nine months of 2003 from $3.8 million in the first nine months of 2002. Research, development and engineering expense decreased as a percentage of net sales, declining to 3.4% of net sales in the first nine months of 2003 from 5.8% of net sales in the first nine months of 2002. The increase in the first nine months of 2003 was primarily due to the facilities costs associated with the design engineering.

Loss (Gain) on Sale of Assets. During the first nine months of 2003, we realized a gain of $20,000 for the sale of certain assets compared to a loss of $4.5 million in the first nine months of 2002. The loss in the first nine months of 2002 is related to the sale of our front-end manufacturing LCD equipment, described above in “Overview”.

Amortization of Customer Lists and Distribution Rights. During the first nine months of 2003, we had $1.5 million of amortization relating to customer lists and distribution rights compared to no amortization expense for the first nine months of 2002. The amortization in 2003 relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

Other Income (Expense), Net. Other income was $6,000 in the first nine months of 2003 compared to $2.8 million in the first nine months of 2002. The primary difference is that interest income decreased because of decreased cash and investment balances and because the interest rate earned on investments was lower in the first nine months of 2003 than in the first nine months of 2002. The interest expense is primarily associated with the capital leases for our equipment in Malaysia and Seattle.

Minority Interest. We own 60% of the business in Malaysia. Since that business had losses in the first nine months, we recorded a benefit of $28,000 to account for the losses allocated to the minority interest holder compared to a benefit of $84,000 in the first nine months of 2002 relating to the winding-up of another investment with a different minority partner.

Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes of $14.3 million in the first nine months of 2003 compared to a benefit for income taxes of $3.2 million for the first nine months of 2002. We recorded a charge in 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs.

Net Loss. We had a net loss of $41.2 million, or $1.94 per diluted share, in the first nine months of 2003 compared to a net loss of $14.3 million, or $0.67 per diluted share, in the first nine months of 2002. The net loss in the first nine months of 2003 includes $10.6 million, or $0.50 per share, from discontinued operations relating to our former microdisplay business. As previously noted, our microdisplay division was spun off as a separate public company as of September 15, 2003, as Brillian Corporation, described above in “Discontinued Operations.” The net loss for the Brillian discontinued operations in the first nine months of 2002 was $9.6 million, or $0.45 per share.

Liquidity and Capital Resources

At September 30, 2003, we had cash, cash equivalents, and liquid investments of $28.9 million compared to cash, cash equivalents, and liquid investments of $80.6 million at December 31, 2002. This decrease is due to our cash outflow from operations of $9.8 million, cash used in acquisitions and for capital expenditures of $11.8 million, and debt and capital lease repayments of $3.9 million. In addition, our Brillian discontinued operations consumed $28.9 million in cash in 2003, including the cash distributed in the spin-off.

Inventory turns were 5.9 in the third quarter of 2003 compared to 7.9 in the third quarter of 2002, and accounts receivable DSOs (day sales outstanding) were 58 days in the third quarter of 2003 compared to 68 days in the third quarter of 2002. The decrease in turns was largely attributable to the inventory purchased in connection with the Microtune and Unico transactions. The calculation of inventory turns and DSOs is based on comparing average balances for the quarter in question against annualized sales data for the same quarter. Depreciation and amortization expense increased to $2.0 million for the third quarter of 2003 compared to $1.0 million for the third quarter of 2002. This increase related to increased amortization of intangibles from acquisitions, which was $510,000 for the third quarter of 2003 compared to $50,000 for the third quarter of 2002, and increased depreciation of equipment related to acquisitions.

In the quarter ended September 30, 2003, we had $4.8 million in net cash outflow from operations compared to $6.9 million in net cash inflow from operations in the quarter ended September 30, 2002. This net cash outflow in the third quarter of 2003 was due to our loss from continuing operations, combined with approximately $700,000 in working capital requirements. The increased working capital requirements were primarily a result of decreased inventory and accounts receivable balances, both of which were partially offset by a higher accounts payable balance.

In the nine months ended September 30, 2003, we had $9.8 million net cash outflow from operations compared to $4.9 million in net cash inflow from operations in the nine months ended September 30, 2002. Depreciation and amortization expense increased to $5.5 million in the nine months ended September 30, 2003 from $2.8 million in the nine months ended September 30, 2002. This increase related primarily to increased amortization of intangibles for acquisitions, which was $1.5 million for the first nine months of 2003 compared to $50,000 for the first nine months of 2002, and increased depreciation of equipment related to acquisitions.

Our working capital was $53.0 million at September 30, 2003 and $107.9 million at December 31, 2002. Our current ratio was 2.7-to-1 at September 30, 2003 compared to 7.3-to-1 at December 31, 2002. Our working capital and current ratio have decreased primarily as a result of the reduction of our cash balances. We had an increase in debt related to a note owing to Microtune for inventory, a note owing to Data International for license fees, and the current portion of our capital lease obligation to Unico for equipment in Malaysia. Subsequent to the end of the third quarter of 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of inventory to Microtune.

We currently have no credit facility outstanding in the United States. We expect to close on a $10 million line of credit in the fourth quarter, although we do not expect to need that facility in the near future. In September 2003, we paid off our unsecured $2.7 million term loan to the Bank of China.

The following tables list our contractual obligations and commercial commitments:

		Payments due by Period
	Total
Contractual Obligations	Amounts	Less than			6 Years
(in thousands)	Committed	1 Year	1-3 Years	4-5 Years	and Over

Notes Payable	5,701	4,260	1,441	—	—
Operating Leases	21,547	3,893	5,616	2,835	9,203
Capital Leases	9,482	2,334	5,398	1,750	—

Total Contractual Cash Obligations	$36,730	$10,487	$12,455	$4,585	$9,203

		Amount of Commitment Expiration Per Period
	Total
Other Commercial Commitments	Amounts	Less than 1			6 Years
(in thousands)	Committed	Year	1-3 Years	4-5 Years	and Over

Guarantee	$390	$104	$112	$120	$54

The operating leases include a lease for our factory in Manila and our ground lease in Tempe, Arizona. We have a note payable to Microtune for $2.7 million currently due and a note payable to Data International for $2.9 million due over a period of two years. As previously noted, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of inventory to Microtune. The capital leases are for our equipment in Malaysia and Seattle. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a private company developing microdisplay products. If the lending institution were to declare VoiceViewer to be in default under the loan, and if Brillian Corporation were unable to satisfy its obligation as primary guarantor, then we would be required to pay the guaranteed amount.

As previously noted, the microdisplay division of our company was spun off as a separate public company as of September 15, 2003, as Brillian Corporation. We distributed approximately $20.9 million in cash in connection with the spin off of Brillian Corporation.

We believe that our existing balances of cash, cash equivalents, and investments will provide adequate sources to fund our operations and planned expenditures through the remainder of 2003 and all of 2004, as well as to meet our contractual obligations. Specifically, we have over $28 million in cash, cash equivalents, and short-term investments. Our capital expenditures for the remainder of 2003 and 2004 are expected to be less than $5.0 million, and we expect operating cash outflow in 2004 may consume only a small portion of our cash reserves, if any. We continue to seek other alliances or acquisitions and additional relationships. New acquisitions or alliances may result in our needing to expand our loan commitments, pursue alternate methods of financing, or raise capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 and there was no material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the Interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the requirements of FIN 45 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the issues of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of EITF 00-21 did not have a material effect on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 52, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of our participation in variable interest entities (“VIEs’’), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party of the VIE, if any, bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. The interpretation is effective after January 31, 2003 for any VIE created after that date and is effective July 1, 2003 for VIEs created before February 1, 2003. We do not believe the adoption of FIN 46 will have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The application of SFAS No. 150 did not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our President and Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

No officers currently maintain trading plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(i)	Report on Form 8-K dated July 24, 2003 furnishing Item 12 Results of Operations and Financial Condition disclosure.

(ii)	Report on Form 8-K dated September 3, 2003 furnishing Item 9 Regulation FD Disclosure.

(iii)	Report on Form 8-K dated September 15, 2003 furnishing Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits disclosure.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date: November 12, 2003	By:	/s/ Jeffrey D. Buchanan
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