Form 10-K
period 2003-12-31
THREE FIVE SYSTEMS INC
filed 2004-03-15
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (16,788,173 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on June 30, 2003, which was the last business day of the registrant's most recently completed second fiscal quarter, was $115,838,394. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 11, 2004, there were outstanding 21,321,870 shares of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THREE-FIVE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2004 and thereafter; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business - Risk Factors.”

PART I

ITEM 1. BUSINESS

Overview

          We are a global provider of electronics manufacturing services, or EMS. We design and/or manufacture printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the automotive, computing, consumer, industrial, medical, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turn-key packaging, fulfillment services, and turn-key supply chain management services, all of which enable our customers the ability to outsource various stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Unlike most EMS companies, our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. These display modules and systems include monochrome and color liquid crystal display, or LCD, components, organic light emitting diodes, or OLEDs, and flat panel monitors.

          Our website is located at www.tfsc.com. Through our website, we make available free of charge our annual report on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, any amendments to those reports filed or furnished under the Securities Exchange Act, and our earnings press releases. These reports and press releases are available as soon as reasonably practical after we electronically file them with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments of or waiver thereto; and any other corporate governance materials contemplated by SEC and NYSE regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Industry Overview

          Historically, original equipment manufacturers, or OEMs, have been fully integrated, performing the engineering and design, new product introduction, assembly and manufacturing, testing, procurement, distribution and logistics, and aftermarket support functions for their products. In recent years, however, OEMs have been under intense pressure to reduce costs, focus on core competencies, and reduce supply chain investment. In response, OEMs have increasingly outsourced these functions to EMS companies. By focusing on these functions, we believe that EMS companies provide OEMs with cost savings, superior technological know-how, and access to more advanced manufacturing processes. These services enable OEMs to concentrate on their core competencies, such as product development, marketing, and sales. As a result of this outsourcing strategy, many OEMs are divesting a significant portion of their manufacturing facilities, and many newer OEMs are choosing to outsource rather than add additional capital equipment and build internal manufacturing infrastructures.

          Today, the EMS industry consists of companies that provide a broad range of services, including engineering and design, new product introduction, printed circuit board assembly, or PCBA, box build, testing, distribution and logistics, and aftermarket support services for OEMs in the electronics industry. The trend toward outsourcing by OEMs has continued in the recent economic downturn, as OEMs have been under increased pressure to pursue aggressive cost savings. In addition, OEMs have continued to move manufacturing programs to lower cost regions and sought EMS providers with global footprints.

          Although EMS industry revenue declined in recent years as a result of significant cut backs in customer production requirements, industry revenue have slowly begun to increase again over the last year as inventories have declined and customer production requirements generally have begun to stabilize. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets. We also believe that an EMS provider with a global presence will grow faster than the industry average because of the ability to offer multinational OEMs a comprehensive set of outsourced services through a single global manufacturing platform.

          The factors driving OEMs to favor an outsourcing strategy include the following:

•	Reduce Operating Costs and Capital Investment. In the current economic environment, OEMs are under significant pressure to reduce manufacturing costs and capital expenditures. EMS companies can provide OEMs with flexible, cost-efficient manufacturing services. In addition, as OEM products have become more technologically advanced, the manufacturing and system test processes have become increasingly automated and complex, requiring significant capital investments. EMS companies enable OEMs to access technologically advanced manufacturing and test equipment and facilities without additional capital expenditures.

•	Access Global Manufacturing Services. OEMs seek to reduce their manufacturing costs by having EMS companies manufacture their products in the lowest cost locations that are appropriate for their products and end customers. OEMs also are increasingly requiring particular products to be manufactured simultaneously in multiple locations, often near end users, to bring products to market more quickly, reduce shipping and logistics costs, and meet local product content requirements. Global EMS companies are able to satisfy these requirements by capitalizing on their geographically dispersed manufacturing facilities, including those in lower cost regions.

•	Accelerate Time to Market. OEMs face increasingly short product life cycles resulting from increased competition and rapid technological changes. As a result, OEMs must reduce the time required to bring their products to market. OEMs can bring a product to market faster by using EMS companies’ expertise in new product introduction, including manufacturing design, engineering support, and prototype production. OEMs can more quickly achieve volume production of their products by capitalizing on EMS companies’ manufacturing expertise and global presence and infrastructure.

•	Ability to Focus on Core Competencies. By shifting design, manufacturing, testing, logistics and distribution, and aftermarket support functions to EMS companies, OEMs can focus their resources on their core competencies, including product development, marketing, and sales.

•	Access to Engineering and Manufacturing Technologies. OEMs continually seek access to engineering expertise and manufacturing technologies necessary to build their increasingly complex products, such as displays, as described below. OEMs are motivated to work with EMS companies to gain access to their expertise in product design, assembly, manufacturing, and testing technologies.

•	Reduced Supply Chain Investment. Outsourcing to EMS companies allows OEMs to enter into short-term manufacturing contracts and lower their investment in inventory and long-term manufacturing assets , enabling them to increase their return on assets. As a result, OEMs can react more quickly to changing market conditions and allocate capital to other core activities.

          As part of our suite of electronics manufacturing services, our expertise in display systems differentiates us from competitors. Displays are a prevalent feature in most OEM products. OEMs increasingly believe that a display interface is important because it makes products more useful and easier to operate. Custom liquid crystal displays, or LCDs, including both monochrome and color displays, address requirements for high performance, increased information content, low power, and low cost. In addition, organic light emitting displays, or OLEDs, which are a relatively new technology, are making advances in technology development, cost reduction, and power consumption and are beginning to be used in mobile and other applications.

          Custom-designed display modules provide OEMs a cost-effective means to differentiate their products from the products of their competitors. In designing a product, an OEM must determine whether to use standard “off-the-shelf” display modules or a custom display module. OEMs recognize that standard “off-the-shelf” displays may be more cost-effective, but make it more difficult to differentiate their products from those of their competitors.

          Our EMS services include custom display solutions and standard display products. Our focus is on LCD and OLED display technologies. Historically, our emphasis was on small form factor displays, but we now offer our customers monitors with large-format displays for use in industrial and governmental applications.

Strategy

          Our objective is to be a leading provider of electronics manufacturing services to OEMs. We have a global footprint, with operations in the United States, Europe, and several locations in Asia. We offer an increasingly broad range of engineering and manufacturing capabilities, with a special emphasis and expertise in display subsystems. Key elements of our strategy to achieve our objective include the following:

     Target Strong Customers in High-Growth Industries

          We identify and target markets that we believe have the greatest long-term potential for growth. Our current target markets are the automotive, computing, industrial, medical, telecom, and consumer markets. We recognize that our growth and development is closely aligned with the growth and development of the customers and markets we serve. Our broad range of services enables us to benefit from cross-marketing on a global and market segment basis.

          Within each market, we target companies that we believe would benefit from our global design and manufacturing services and our unique expertise in display technologies. Targeted customers include mid-level manufacturing companies. Our sales and engineering staffs then attempt to demonstrate the benefits that the potential customer would derive by outsourcing to us the design and production of their products.

          Once we establish a relationship with a new customer, we endeavor to develop new programs for other product groups within the customer’s business. For this reason, we specifically target customers with multiple divisions or product lines.

     Establish Close Relationships with Customers

          We seek to establish strong and long-lasting customer relationships through our fundamental business practice, which we refer to as “customer partnering.” Customer partnering involves aligning our prospects with those of our customers and seeking to make our engineering and production staffs seamless extensions of the product design and production departments of our customers. This includes our engineers spending a significant portion of their time assisting customers’ engineering efforts. In addition, our customers’ engineers sometimes spend time in our facilities.

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

          We continually attempt to enhance the competitive position of our customers by offering innovative, distinctive, and high-quality services on a timely and cost-effective basis. To do so, we work continually to improve our productivity, lower our costs, and speed the delivery of our product solutions. We endeavor to streamline the entire design through delivery process by maintaining an ongoing engineering and manufacturing improvement effort.

          We continue to provide customer support after product design has been completed and production has been commenced. Through such follow-on activity, we conduct quality enhancement and cost-reduction efforts to maintain the competitiveness of our customers’ products.

          We intend to continue our efforts to expand our customer base. We actively pursue new customers, particularly those in growing and emerging markets that have volume requirements and require complex solutions. We also evaluate the requirements of our customers and seek to provide them with additional services.

     Leverage Display Capabilities

          We leverage our traditional strength in designing and manufacturing display subsystems to offer customers advanced solutions for their primary products. We provide this display expertise through our design centers located in Tempe, Arizona, Beijing, China, Manila, the Philippines, and Marlborough, Massachusetts, and through our manufacturing facilities in Beijing and Marlborough. We believe our display capabilities help our customers improve product performance and reduce costs.

Exceed Customer Requirements through Speed and Efficiency

          We emphasize innovative design and manufacturing techniques to improve the speed, efficiency, and performance of our design and manufacturing services. These services enable our customers to address the pressure to reduce the lead times for market introduction of their products. As part of our development process, we continually improve and modify our design and manufacturing processes, controls, and methodology in an effort to support our customers’ requirements.

     Pursue Strategic Acquisitions and Alliances

          We intend to pursue strategic acquisitions, including OEM manufacturing divestitures, and alliances to expand our customer base, to expand service offerings and geographic presence, to address new markets, to enhance our technological capabilities, and to participate in other growth opportunities. We continuously review acquisition opportunities.

Products and Services

          We provide integrated design, manufacturing, and supply chain solutions that address all stages of our customers’ product life cycles, including advanced engineering and design, new product introduction and prototyping, global supply chain management, printed circuit board assembly, display module assembly, RF module assembly, box build, testing, logistics and distribution, and aftermarket services. We also provide a wide range of aftermarket support, such as repairs, refurbishment, systems upgrades, and spare part manufacturing. By providing these design, engineering, manufacturing, and logistics services, we enable our customers to focus on their core competencies and to enhance their competitiveness by reducing the cost of their products, increasing product performance and functionality, and shortening the time from product conception to product introduction in the marketplace.

          Engineering and Design. We offer engineering, design, and related services for new products and assist our customers in designing products for optimal manufacturing and testing. We have a full-service engineering function in Penang. Our design for manufacturability services seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high production yields, and establish superior product quality. Our design for testability service focuses on achieving the highest level of in-circuit and functional test coverage prior to product shipment. Our engineering and development activities also focus on display products intended to meet the requirements of our target markets. We add value for our customers through our ability to integrate the design and production process, which reduces the time between product conception and market introduction. Our emphasis on engineering and manufacturing services has positioned us to develop unique product solutions for our customers as they seek displays with more information content at lower cost.

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

          Supply Chain Management. Our global supply chain services include materials, logistics, and storage of materials for the manufacturing of custom products and deliveries of those products to our customers. Our supply chain process starts by selecting suppliers that provide high levels of quality, flexibility, competitive prices, and value added delivery programs, all on a global basis to service those needs. We communicate demand to these suppliers in the most automated process available so that we can meet the needs of our customers for swift reaction to change, maximize our inventory velocity and utilization, and create a valued customer-supplier relationship. We have established with our suppliers various delivery mechanisms from supplier delivery vehicles to consolidated shipping containers. These methods vary based on cost and proximity. These suppliers must also meet ongoing reviews for total cost reduction, flexibility, and quality. Our global supply chain provides value to our customers by increasing flexibility, reducing risk, improving time-to-market, and lowering cost.

          Assembly and Manufacturing. We provide turnkey and consigned manufacturing and assembly services. These services include printed circuit board and subsystems assembly, display modules and systems, RF modules, box build, system and subsystem integration, downloading software, and building and configuring the final product. We conduct our manufacturing in Redmond, Penang, Manila, and Beijing. We customize and ruggedize monitors in Marlborough.

          Display Products. Our EMS services include a line of standard display products incorporating both monochrome and color LCDs and OLEDs, and a line of large format monitor products. These standard displays are typically used for lower volume customers that do not have the resources to fund the development of a custom display. We utilize inquiries from customers for standard display products to offer a manufacturing solution for the customer’s entire product. In addition, volume increases for a customer’s product often lead to the customer seeking a custom designed display to provide additional functionality and differentiation. Our large-format monitor products offer customized solutions for the industrial, human machine interface, and kiosk markets and integrate various levels of system solutions, including innovative features like wireless interfaces.

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

Other Business Factors

Sales and Marketing

          We achieve worldwide sales coverage through a direct sales force, and direct sale representives, which focuses on generating new accounts. Program managers are responsible for managing relationships with existing customers and making follow-on sales. Application engineers work with their engineering counterparts at customers to insure all technical details are addressed. In addition to our sales force, program managers, and application engineers, our executive staff plays an integral role in our sales efforts.

          Our sales to customers in North America represented approximately 14.0% of net sales in 2002 and 54.0% of net sales in 2003. Our sales to customers in Asia represented approximately 58.4% of net sales in 2002 and 20.5% of net sales in 2003. Our sales to customers in Europe represented approximately 27.6% of net sales in 2002 and 25.5% of net sales in 2003.

Customers

          Customers include large multinational and smaller OEMs that have chosen outsourcing as a core manufacturing strategy. We service a diverse range of industries, including automotive, medical, industrial, telecommunications, consumer, and computing. We believe we are able to offer customers an outsourcing solution that involves lower costs than typically would be provided by their internal operations. We seek to differentiate ourselves from our competitors by providing advanced methodologies and capabilities and exceptional customer focus by integrating our services into our customers’ operations. Additionally, we also offer unique expertise in designing and manufacturing display systems and RF modules. We believe that providing display modules as part of our EMS offering provides us with a unique value proposition in our target markets. The printed circuit board assembly and the display represent a large portion of an OEM’s bill of materials, thus allowing us to offer “one-stop shopping.”

          In fiscal 2003, our ten largest customers accounted for approximately 79% of our net sales. Our largest customers during fiscal 2003 were Avocent and Vitelcom, accounting for approximately 23% and 13% of net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal 2003.

          The following table lists in alphabetical order a representative sample of our largest customers in fiscal 2003 and the products of those customers for which we provide manufacturing services:

Customer	End Products
Avocent	KVM (keyboard, video, mouse) server switches
Hypercom	POS (point of sale) terminals
Datex-Ohmeda	Medical equipment
General Electric	White goods
Motorola	Cellular phones; telematics
Microtune	RF modules
Vitelcom	Wireless handsets
Watchguard	VPN (virtual private network) boxes

Backlog

          As of December 31, 2003, we had a backlog of orders of approximately $46.7 million. The backlog of orders as of December 31, 2002 was approximately $32.0 million. Our backlog consists of product orders for which confirmed purchase orders or fixed forecasts have been received and which are scheduled for shipment within 12 months. Orders are now given with only a six to eight week lead time. Some of our largest customers provide purchase orders of only one week. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Components and Raw Materials

          We purchase raw materials and electronic components from manufacturers and distribution companies. The key electronic components we purchase include printed circuit boards, specialized components, such as application-specific integrated circuits, LCD and OLED glass, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules, and cable and wire harnesses), inductors, resistors and capacitors. Along with these electronic components, we also purchase components for use in higher-level assembly and manufacturing. These components include injection-molded plastic, pressure-formed plastics, vacuum-formed plastics, sheet metal fabrications, aluminum extrusions, die castings, and various other hardware and fastener components. These components range from standard to highly customized, and they vary widely in terms of market volatility and price.

          From time to time, allocation of components by suppliers becomes an integral part of the electronics industry, and component shortages can occur with respect to particular components. In response, we actively manage our business in a way to minimize our exposure to materials and component shortages. We create strong supplier alliances to ensure, to the extent possible, a steady flow of components at competitive prices. We have also established and continue to expand our strategic relationships with international purchasing offices, and we attempt to leverage our design position with suppliers.

          Some of these components and raw materials are standard and others are highly customized and vary widely in terms of market availability and price. Our procurement strategy is to secure alternative sources of supplies for the majority of these materials. Many of these materials, however, must be obtained from foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. Our suppliers generally are meeting our requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers. We have experienced material shortages in the past. Those shortages prevented us from meeting customer demand for certain services. Similar shortages in the future could have a material adverse effect on our business.

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

Intellectual Property

          We own various service marks, including “Three-Five Systems,” and its logo. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.

Information Technology

          We plan to implement in 2005 a new enterprise resource planning, or ERP, platform for certain of our locations. This ERP platform is intended to augment our management information systems and includes software from SAP and several other vendors. The ERP platform is intended to enhance and standardize our ability to translate information globally from production facilities into operational and financial information and to create a consistent set of core business applications at our worldwide facilities, although we will not necessarily convert all of our facilities to the same system. We believe that the related licenses are of a general commercial character on terms customary for these types of agreements. During fiscal 2005, we plan to convert two manufacturing facilities to the new ERP platform. We anticipate converting additional facilities to the new ERP platform in 2006 and 2007. Our conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels.

Employees

          Our employees are one of our primary strengths, and we make considerable efforts to maintain a well-qualified staff. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development for employees with potential for advancement. We invest at all levels of the organization to ensure that employees are well trained.

          We currently employ approximately 1,500 full-time employees. Given the quick response time required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. None of our employees are covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

Competition

          We believe Benchmark Electronics, Plexus, Pemstar, Suntron, and other smaller, proximity-based domestic EMS providers constitute our principal competitors. In addition, we believe that Philips, Samsung, Seiko-Epson, Hosiden, Optrex, Seiko Instruments, Wintek, and Sharp constitute the principal competitors for our EMS services involving display solutions. We compete primarily on the basis of engineering, testing, and production capabilities; technological know-how; the responsiveness, quality, flexibility, and price of our services; and geographical location. Many of our competitors have substantially greater manufacturing, financial, and research and development resources than we possess and offer broader geographic operations and a greater range of services than we do. We also face competition from the manufacturing operations of current and potential customers, which continually evaluate the benefits of internal manufacturing versus outsourcing.

Acquisitions and Strategic Ventures

          In September 2002, we purchased the assets and ongoing business of AVT, located in Marlborough, Massachusetts, a privately held company that specialized in the design and integration of complex, high-resolution display systems. As a result, we now design and provide customized and ruggedized flat panel, touchscreen, and rackmount systems for OEMs in the industrial and medical markets. We outsource display components from a variety of companies including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

          In December 2002, we purchased the stock of ETMA Corporation, located in Redmond, Washington, a privately held electronics manufacturer for OEM customers in the computer peripheral, medical, and Internet/Network security industries. As a result, we now offer the manufacturing capabilities of five surface mount manufacturing lines, including one dedicated to new product introduction and prototyping activity. We also provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. The purchase price of the ETMA acquisition was $38.1 million, which we paid entirely in cash.

          In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. In conjunction with the agreement, we established a sales office in Orlando, Florida, and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and $1.5 million was paid in the first quarter of 2004. The remaining $1.4 million is due in January 2005. The remaining balance due is subject to reduction if certain margin targets are not met.

          In March 2003, we signed an agreement with Microtune, Inc. in which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million was a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of certain excess inventory to Microtune. As a result of this transaction, we now provide 100% of the manufacturing outsourcing for Microtune’s RF module products.

          In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-Malaysia. The principal balance on that lease was $8.1 million as of December 31, 2003.

          In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company liquidating their business. Under that transaction, we bought the raw materials inventory of Integrex and hired certain of their employees. We also obtained the rights to most of their customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue actually received by us from the sale of products to the former Integrex customers. A portion of that license fee was paid in advance at closing.

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

Executive Officers

          The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Jack L. Saltich	60	President, Chief Executive Officer, and Director
Jeffrey D. Buchanan	48	Executive Vice President, Chief Financial Officer, Secretary, Treasurer, and Director
Carl E. Derrington	53	Senior Vice President, Chief Manufacturing Officer
Joe D. Tanner	57	Senior Vice President, Electronics Manufacturing Services
Van H. Potter	45	Senior Vice President-Display Products

          Jack L. Saltich has served as a director and the President and Chief Executive Officer of our company since July 1999. Mr. Saltich served as Vice President of Advanced Micro Devices from May 1993 until July 1999; as Executive Vice President of Applied Micro Circuits Corp. from January 1991 until March 1993; and as Vice President of VLSI from July 1988 until January 1991. Mr. Saltich held a variety of executive positions for Motorola from July 1971 until June 1988. These positions included serving as an Engineering Manager from May 1974 until January 1980, an Operation Manager from January 1980 until May 1982, a Vice President and Director of the Bipolar Technology Center from May 1982 until June 1986, and a Vice President and Director of the Advanced Product Research and Development Laboratory from June 1986 until June 1988. Mr. Saltich serves as the Chairman of the Board of Brillian Corporation; as a member of the board of directors of Immersion Corporation, a public company that develops, licenses, and markets haptic technology and products; and as a member of the board of directors of Vitex Systems, Inc., a private company that commercializes transparent ultra-barrier films for use in flat panel displays.

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

          Joe D. Tanner has served as Senior Vice President, Electronic Manufacturing Services, since December 2002. From 2001 until 2002, he served as Vice President of ETMA Corporation. From 1992 until 2001, Mr. Tanner was President-International and Chief Operating Officer of the Drypers Corporation, and was Managing Director/CEO of Drypers’ manufacturing companies in Malaysia, Brazil, Puerto Rico, and Argentina. Mr. Tanner was an executive officer of Drypers Corporation at the time that it filed for Chapter 11 under the U.S. bankruptcy laws. That company filed for bankruptcy protection as a result of patent litigation filed against it, which litigation was subsequently settled in connection with the sale of the operating companies and liquidation of Drypers. From 1988 until 1992, he was Managing Partner in the Vancouver Office of Williams Kastner & Gibbs law firm. Mr. Tanner was President, Colombia River Economic Development Council from 1983 until 1988 and President and CEO of U-Cart Concrete Systems, Inc. from 1978 until 1983.

          Van H. Potter has served as Senior Vice President-Display Products since February 2003. Mr. Potter was Market Development Manager and Project Manager for Rogers Corporation, a manufacturer of specialty polymer composite materials, from February 2002 until February 2003. From April 1994 until February 2002, Mr. Potter held a variety of management, marketing, and new business development positions with Durel Corp., a joint venture between Rogers Corporation and 3M Corporation.

DISCONTINUED OPERATIONS

          On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, to a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each of our stockholders receiving one share of Brillian common stock for each four shares of our common stock. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. For more information on the reason for the spin-off, as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and the related amendments and associated documents filed by Brillian with the Securities and Exchange Commission. The microdisplay business that we transferred to Brillian is now reported in our consolidated financial statements as Discontinued Operations.

RISK FACTORS

          You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

We substantially expanded our electronics manufacturing services business.

          We recently expanded our electronics manufacturing services business through our acquisitions of ETMA Corporation and Unico. Among other things, we will be required to integrate the operations of those companies with our high-volume manufacturing operations in Manila and Beijing.

          Substantially expanding our electronics manufacturing services has resulted in various risks, including the following:

•	the integration of worldwide operations;

•	the information technology challenges relating to the integration of disparate worldwide systems.

•	the ability to procure and install necessary additional equipment;

•	the ability to hire, train, and manage additional manufacturing personnel;

•	production delays, unfavorable manufacturing yields, and lengthening delivery schedules;

•	the ability to service widespread customers in varied industries;

•	the need to satisfy increasingly rapid product turnaround time and rapid increases in production levels;

•	the volume of customer orders relative to our capacity;

•	the typically short life cycle of our customers’ products;

•	changes in our sales mix to our customers;

•	the timing of our expenditures in anticipation of future orders;

•	our effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	changes in economic conditions; and

•	local events that affect our production volume.

          The electronics manufacturing services industry is impacted by the state of the electronics industry, general U.S. and global economic conditions, and worldwide events. A continued slowdown in the U.S. or global economies or the particular industries served by us may result in customers reducing orders. Our revenue may be adversely impacted by the slowdown in the worldwide electronics markets, which have been subject to reduced end-market demand and reduced capital spending.

We face intense competition.

          We serve intensely competitive industries that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. As a result of the expansion of our electronic manufacturing services business, we are now competing more directly against large EMS companies, which have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess. We compete primarily on the basis of our engineering, design, testing, and production capabilities; our technological know-how, especially in display and RF modules; the responsiveness, quality, flexibility, and price of our services; and our geographic locations. Certain sectors of the EMS industry are currently experiencing increased price competition, and a continuation of this increased level of competition would adversely affect our revenue and gross margin. In some cases, our smaller size may mean that we are required to accept less than favorable contractual obligations with larger vendors and customers. We also face competition from the manufacturing operations of current and potential customers, which continually evaluate the benefits of internal manufacturing versus outsourcing.

          Prior to the recent current economic downturn, many participants in the EMS industry, including us, substantially expanded their manufacturing capacity. In the last few years, however, the overall demand for electronics manufacturing services has decreased, resulting in increased capacity and substantial pricing pressures, which has harmed our operating results.

          Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in providing design and manufacturing services, and in incorporating new technologies, processes, and product solutions;

•	our ability to address the needs of our customers;

•	foreign currency devaluations, especially in Asian currencies, such as the Japanese yen, the Korean won and the Taiwanese dollar, which may cause foreign competitors’ products to be priced significantly lower than our product solutions;

•	the quality of our customer services;

•	our efficiency of production;

•	product or technology introductions by our competitors; and

•	the pricing, quality, performance, reliability, timeliness, technological sophistication, geographic location, and efficiency of our design and manufacturing services.

The majority of our sales come from a small number of customers and our sales could decline significantly if we lose any of these customers.

          Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers accounted for approximately 79% and 92% of net sales in fiscal 2003 and fiscal 2002, respectively. Our largest customers during fiscal 2003 were Avocent and Vitelcom, accounting for approximately 23% and 13% of net sales, respectively. Our largest customer during fiscal 2002 was Motorola, accounting for approximately 78% of net sales. No other customer accounted for more than 10% of net sales in fiscal 2003 or fiscal 2002.

          Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenue could be harmed.

We are subject to lengthy development periods and product acceptance cycles.

          OEMs make the determination during their product development programs whether to utilize our services or pursue other alternatives. This requires us to make significant investments of time and capital well before our customers introduce their products utilizing our services and before we can be sure that we will generate any significant revenue from our customers or even recover our investment.

          During a customer’s entire product development process, we face the risk that our services will fail to meet our customer’s technical, performance, or cost requirements or will be replaced by an alternative solution. Even if we provide our services in a manner satisfactory to our customer, the customer may delay or terminate its product development efforts. The occurrence of any of these events would adversely affect our operating results. The lengthy development period also means that it is difficult to immediately replace an unexpected loss of existing business.

We do not have long-term commitments from our customers.

          Our customers generally do not provide us with firm, long-term volume commitments. In addition, the worldwide adverse economic slowdown that started in 2001 has led to substantially shortened lead times on purchase orders. Although we sometimes enter into manufacturing contracts with our customers, these contracts clarify order lead times, inventory risk allocation, and similar matters rather than provide firm, long-term volume commitments. As a result, customers can generally cancel commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in reduced revenue and in our holding excess and obsolete inventory or having unabsorbed manufacturing capacity. The large percentage of our revenue from customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

          In addition, we make significant decisions, including determining the levels of business that we will seek or accept, production schedules, component procurement commitments, facility requirements, personnel needs, and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

          On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have increased our manufacturing capacity over the past few years, we may not have sufficient capacity at any given time to meet all of our customers’ demands or to meet the requirements of a specific project.

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

          In most instances, we do not provide services to end users. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant slowdown in the demand for our customers’ products would adversely affect our business.

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

          We rely on a limited number of suppliers for many components used in our manufacturing and assembly processes. We especially depend on a small number of strategic suppliers for key components such as LCD glass and drivers. We do not have any long-term supply agreements. At various times, there have been shortages of some of the key electronic components. Our inability to obtain sufficient quantities of components and other materials to provide our electronics manufacturing services could result in reduced, delayed, or lost orders, increased inventory, and underutilized manufacturing capacity. Any reduction, delay, or loss of customer orders could adversely impact our operating results. In addition, we may not be able to pass on component and materials price increases to our customers, particularly in the case of turnkey manufacturing agreements. We obtain many of the materials we use from a limited number of foreign suppliers, particularly suppliers located in Asia. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our product solutions are incorporated.

Our operating results may be adversely affected by excess inventory.

          We typically purchase components and other materials in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased OEM customer or end-user demand, we may not be able to utilize various components or other supplies that we have purchased in anticipation of customer demand. In such event, we could attempt to recoup our materials and manufacturing costs by various means, including returning components to our suppliers, disposing of excess inventory through other channels, or attempting to require our OEM customers to purchase or otherwise compensate us for such excess inventory. These efforts, however, may not be successful. To the extent we are unsuccessful in recouping our materials and manufacturing costs, our operating results would be adversely affected and excess inventory would reduce our working capital.

Our revenue and gross margins depend upon our ability to utilize our manufacturing capacity.

          Our revenue and gross margins depend to a great extent upon our ability to utilize our manufacturing capacity. We must balance the need to maintain manufacturing capacity to fulfill new customers’ orders while maintaining sufficient utilization of our manufacturing capacity to cover our fixed overhead expenses. Like most EMS companies under current market conditions, we have recently suffered from underutilized manufacturing capacity. As a result, we are consolidating our display module manufacturing operations in Beijing and closing those operations in Manila. There is no assurance that this consolidation will resolve our overcapacity issues or that we will not experience difficulties in satisfying any significant additional customer demand for our manufacturing services.

We must maintain satisfactory manufacturing yields and capacity.

          Our inability to maintain high levels of productivity or satisfactory delivery schedules at our manufacturing facilities in Manila, Beijing, Penang, Redmond, or Marlborough would adversely affect our operating results. The design and manufacture of electronic devices are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. These problems could be heightened by moving the manufacturing of products to different facilities. As is typical in the EMS industry, at times we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules.

          Any problems with our manufacturing operations could result in the lengthening of our delivery schedules, reductions in the quality or performance of our design and manufacturing services, and reduced customer satisfaction.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against us.

          We manufacture products to our customers’ specifications, which are highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products we manufacture, or in the products we purchase, whether caused by a design, manufacturing, or component failure or error, may result in delayed services to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation also may be impaired. In addition, these defects may result in liability claims against us.

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

We are exposed to intangible asset impairment.

          We have a substantial amount of intangible assets. These intangible assets are generally attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the fair value of net tangible assets of the acquired businesses. We are required to evaluate goodwill for impairment on at least an annual basis, and other intangibles whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values should be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

We face risks associated with international operations.

          Our manufacturing operations in Manila, Penang, and Beijing, and our sales and distribution operations in Europe and Asia, create a number of logistical and communications challenges. Our international operations also expose us to various economic, political, and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	the possibility of appropriation of our assets without just compensation;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	foreign exchange rate fluctuations;

•	limitations on imports and exports;

•	difficulties in staffing and managing foreign personnel and diverse cultures;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in countries in which we conduct business, includes possible terrorist acts.

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

          Political and economic conditions abroad may adversely affect our foreign manufacturing and sales operations. Protectionist trade legislation in either the United States or foreign countries, such as a change in the current tariff structures, export or import compliance laws, or other trade policies, could adversely affect our ability to provide design and manufacturing services in foreign markets or for foreign customers and to purchase materials or equipment from foreign suppliers.

          While we transact business predominantly in U.S. Dollars and bill and collect most of our sales in U.S. Dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese Renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine Pesos, British Pounds Sterling, Malaysian Ringgit, and Chinese Renminbi.

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

          The risks described above are particularly important since sales outside North America represented 46% of our net sales in 2003 and 86% of our net sales in 2002. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in both of these periods.

Our operating results have significant fluctuations.

          In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the timing of customer orders;

•	the volume of customer orders relative to our capacity;

•	changes in economic conditions generally or in our customers’ markets;

•	product introductions and market acceptance of new products or new generations of products by customers and their competitors;

•	evolution in the life cycles of customers’ products;

•	timing of expenditures in anticipation of future customer orders;

•	ability to manage inventory and inventory obsolescence;

•	effectiveness in managing manufacturing processes and costs;

•	changes in cost and availability of labor and components;

•	product mix or our customers’ orders;

•	pricing and other competitive pressures; and

•	changes or anticipated changes in economic conditions.

          Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is likely that in some future period, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decline.

We must effectively manage our growth.

          To remain competitive, we must continue to make significant investments in systems, equipment, and facilities. In addition, we must commit additional significant sales and marketing resources to maintain our growth rates. As a result of the increase in fixed costs and operating expenses, our failure to increase sufficiently our net sales to offset these increased costs would adversely affect our operating results.

          The failure to manage our growth effectively could adversely affect our operations. We have substantially increased the number of our manufacturing and design programs and plan to expand further the number and diversity of our programs in the future. Our ability to manage our planned growth effectively will require us to:

•	enhance our operational, financial, and management systems;

•	expand our facilities and equipment; and

•	successfully hire, train, and motivate additional employees, including the technical personnel necessary to operate our production facilities in Redmond, Marlborough, Manila, Penang, and Beijing.

          The expansion and diversification of our service and customer base may result in increases in our overhead and selling expenses. We also may be required to increase staffing and other expenses as well as our expenditures on capital equipment and leasehold improvements in order to meet the anticipated demand of our customers. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources.

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

          We plan to continue to review opportunities to buy other businesses or technologies that would complement our current manufacturing services, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer other growth opportunities. In the past 18 months, we have acquired businesses, technologies, assets, and goodwill from five companies, and we will likely buy businesses, assets, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities. Our recent acquisitions, as well as potential future potential acquisitions, involve numerous risks, including the following:

•	problems integrating the purchased operations, technologies, products, systems or services with our own;

•	unanticipated costs or hidden liabilities associated with the acquisition;

•	diversion of management’s attention from our existing businesses;

•	potential compliance issues with regard to acquired companies that did not have adequate internal controls;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees and customers of purchased organizations.

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

          The market price of our common stock has been extremely volatile. Our stock price increased dramatically during the three-year period ended December 31, 1994, but declined significantly during 1995 and 1996. Our stock price increased again during 1997, but declined significantly in 1998. Our stock price again increased significantly during 1999 and in early 2000, but suffered a major decline in the second half of 2000 and again in 2001 and 2002. The trading price of our common stock in the future could continue to be subject to wide fluctuations in response to various factors, including the following:

•	variations in our quarterly operating results;

•	announcements about the prospects or financial performance of the industries or customers we serve;

•	changes in analysts’ estimates of our financial performance;

•	failure to meet performance estimates of securities analysts;

•	general conditions in the electronics industry; and

•	worldwide economic and financial conditions.

          In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for many technology-related companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock.

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

          Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. As a publicly traded company in the United States, we are also subject to federal and state governance and internal control requirements as well as to the New York Stock Exchange listing requirements. We believe we operate in substantial compliance with all applicable requirements. There can be no assurance, however, that material costs and liabilities will not arise from complying with these or from new, modified, or more stringent requirements. In addition, our past, current, or future operations, including any operation we have acquired, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns. The costs of complying with all regulatory requirements may be material when compared to our revenue.

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

ITEM 2. PROPERTIES

Location	Type	Leased or Owned	Square Feet
Tempe, Arizona, USA	Administrative; sales; design	Owned[1]	97,000[2]
Redmond, Washington, USA	Manufacturing; sales (3 separate locations)	Leased	95,600
Marlborough,Massachusetts, USA	Manufacturing; sales	Leased	20,000
Orlando, Florida, USA	Sales	Leased	26,800
Manila, Philippines	Manufacturing	Leased	71,000
Penang, Malaysia	Manufacturing; design; sales	Leased	120,000
Beijing, Republic of China	Manufacturing; design sales	Owned	54,900
Swindon, England	Sales	Leased	3,100

1 Held for sale

2 We lease approximately 42,500 square feet of space to Brillian Corporation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock has been listed on the New York Stock Exchange under the symbol “TFS” since December 29, 1994. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
2002:
First Quarter	$17.80	$12.19
Second Quarter	15.85	9.05
Third Quarter	10.73	4.55
Fourth Quarter	7.45	3.62
2003:
First Quarter	$6.34	$3.67
Second Quarter	6.94	4.89
Third Quarter	9.76	5.51
Fourth Quarter	6.77	4.64
2004:
First Quarter (through March 8, 2004)	$6.26	$4.19

          As of March 8, 2004, there were approximately 603 holders of record of our common stock. The closing sale price of our common stock on the New York Stock Exchange on March 8, 2004 was $6.26 per share.

          Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have never paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future. The payment of dividends in the future will depend on our growth, profitability, financial condition, covenants in loan documents, if any, and other factors that our board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

          The selected historical financial data presented below are derived from our consolidated financial statements. The balance sheet data as of December 31, 2002, and 2003 and statements of operations data for the fiscal years ended December 31, 2001, 2002, and 2003 were derived from the consolidated financial statements and notes included elsewhere in this report hereto that have been audited by Deloitte & Touche LLP, independent auditors. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$147,210	$159,329	$117,200	$86,587	159,018

Costs and expenses:
Cost of sales	117,536	124,284	115,820	78,718	155,125
Selling, general, and administrative	10,544	8,460	8,828	10,382	17,524
Research, development, and engineering	5,400	7,053	8,623	4,913	4,742
Loss (gain) on sale of assets	—	63	1,371	4,545	(25)
Amortization of intangibles	—	—	—	256	2,043

	133,480	139,860	134,642	98,814	179,409

Operating income (loss)	13,730	19,469	(17,442)	(12,227)	(20,391)
Other income (expense), net	(18)	7,258	7,270	3,492	864
Minority interest in loss (income) of consolidated subsidiary	—	—	167	84	(36)

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Income (loss) from continuing operations before income taxes	13,712	26,727	(10,005)	(8,651)	(19,563)
Provision for (benefit from) income taxes	4,619	7,968	(4,172)	(3,921)	14,338

Income (loss) from continuing operations	9,093	18,759	(5,833)	(4,730)	(33,901)
Loss from discontinued operations	(2,169)	(3,925)	(11,931)	(12,241)	(10,552)

Net income (loss)	$6,924	$14,834	$(17,764)	$(16,971)	$(44,453)

Earnings (loss) per common share:
Basic:
Net income (loss) from continuing operations	$0.58	$0.92	$(0.27)	$(0.22)	$(1.59)

Net income (loss)	$0.44	$0.73	$(0.83)	$(0.79)	$(2.09)

Diluted:
Net income (loss) from continuing operations	$0.57	$0.87	$(0.27)	$(0.22)	$(1.59)

Net income (loss)	$0.43	$0.69	$(0.83)	$(0.79)	$(2.09)

Weighted average number of common shares:
Basic	15,563	20,457	21,401	21,465	21,301

Diluted	16,005	21,636	21,401	21,465	21,301

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$60,853	$194,492	$169,123	$107,885	$59,640
Total assets	126,930	267,843	245,888	222,694	167,237
Debt and capital leases	—	2,706	2,706	2,734	11,851
Stockholders’ equity	101,220	242,002	223,944	205,668	117,032

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Current Operations

          We are a global provider of electronics manufacturing services, or EMS. We design and/or manufacture printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the automotive, computing, consumer, industrial, medical, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turnkey packaging, fulfillment services, and turnkey supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Unlike most EMS companies, our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. These display module and systems include monochrome and color liquid crystal display, or LCD, components, organic light emitting diodes, or OLEDs, and flat panel monitors.

          The products we manufacture for customers are of varying sizes and have varying levels of integration. The typical design program life cycle of a custom-designed product is three to 15 months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. The cycle is shorter in products where no display is involved and/or where the customer has already completed the design.

          Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. We have factories in Washington and Massachusetts in the United States and in the Philippines, Malaysia, and China. In Washington and in Malaysia, we provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. In Massachusetts, we provide aftermarket customization of flat panel displays. In the Philippines and China, we assemble displays into modules and are adding some of the manufacturing services offered in Washington and Malaysia. We also assemble RF modules in the Philippines. In the first quarter of 2004, we announced that we are consolidating our overseas LCD module operations in China. We estimated the cost of that reorganization at $1.2 million, most of which will occur in the first quarter of 2004. Once that consolidation has occurred, the Philippines facility will focus only on RF modules.

          Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facility costs. In general, these costs have risen as a result of the acquisitions we have completed in the last fifteen months. We make substantially all of our sales directly to OEMs through a sales force that consists mainly of direct technical sales persons but also includes a small representative network. As a result, there is no material cost of distribution in our selling, general, and administrative expense.

          Research, development, and engineering expense consists principally of salaries and benefits to design engineers and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. In general, these costs have declined in the last few years because we no longer do any pure research work. Thus, most of our expense relates to the development engineering costs associated with preproduction design and prototyping of custom products and the conceptual formulation and design of potential standard display products.

          We also have expenses relating to the amortization of intangibles. Those expenses relate to amortizable intangibles acquired in acquisitions as described below.

Future Operations

          Our long-term model is to have gross margins of 12 percent to 15 percent and operating costs of between 6 percent and 8 percent of revenue. Our goal is to achieve an interim model within 18 months of 10 percent to 12 percent gross margins with operating costs of between 8 percent and 11 percent of revenue. The drivers to achieving our long-term and interim models are improving the utilization of our off-shore factories through increased revenue and improving our gross margins by focusing on markets, like gaming and medical, which value our unique combination of global EMS capabilities and display expertise.

     Historic Operations

          Prior to 2002, our business strategy was to seek large-volume display programs from major original equipment manufacturers, or OEMs, typically 100,000 units per year or higher, with selling prices of approximately $7 per unit. From 1998 to 2002, substantially all of our large volume business was in providing display modules for Motorola handsets. In 2001, new monochrome design wins in that business became unprofitable; thus, we began to refocus our strategy to expand our customer base and our product and service offering. As a result of our change in strategy, none of our design wins in the last several years have been with the handset group at Motorola. Consequently, Motorola business declined sharply, accounting for 78% of our revenue in 2002 and less than 10% of our revenue in 2003. We further modified our strategy in late 2002 to also begin focusing on providing manufacturing services for products that do not need displays.

          The substantial shift in our business strategy has resulted in increased selling and administrative costs. By previously focusing on one market and one customer, we were able to be very efficient in the utilization of our selling and administrative groups. By contrast, we now have many more customers requiring more sales interface. In addition, administrative costs have increased as we have increased the number of satellite operations in the United States and around the world. In addition, the shift in sales strategy from a high-volume focus to a more value-add focus has resulted in reduced volumes at higher selling prices. The reduced volumes have resulted in some excess capacity at our factories overseas.

          Prior to 2001, we used our own front-end LCD production line in the Phoenix area for the manufacture of more technologically complex and custom high-volume LCDs. We also purchased LCDs from third parties to provide us an alternate source and to ensure available capacity. In order to take advantage of lower labor costs, we traditionally shipped LCDs to our facilities in the Philippines and China for assembly into modules. During 2001, we decided to move our front-end LCD manufacturing line to Asia. During 2002, we signed a Cooperative Agreement with a Chinese company under which we agreed to sell the equipment used in our front-end LCD line and establish a supply agreement. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD equipment, we received a total of $3.0 million in cash. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a charge of $4.5 million for the write-down on the LCD equipment sold to the Chinese company. This charge was reported as a separate line item in operating expense. In connection with the Cooperative Agreement, we received $2.1 million in 2002, all of which was applied against the $3.0 million sales price and recorded as a reduction in the carrying value of the LCD equipment held for sale. The sale of the equipment is now complete, and we received the remaining $900,000 payment in 2003.

          As a result of the foregoing, we have substantially changed our business since late in 2002. We have reduced our concentration in Motorola revenue. The selling price of the products we manufacture and sell now range up to $4,000 per unit. We have numerous customers in six principal markets. We have expanded our business both through organic growth and through the acquisitions of AVT, ETMA, Unico, and Integrex. We have also expanded through the license arrangement with Data International and through our manufacturing agreement with Microtune.

     Acquisitions and Strategic Transactions

          In September 2002, we purchased the assets and ongoing business of AVT, located in Marlborough, Massachusetts, a privately held company that specializes in the design and integration of complex, high-resolution display systems. As a result, we now design and provide customized and ruggedized flat panel, touchscreen, and rackmount systems for OEMs in the industrial and medical markets. We outsource display components from a variety of companies, including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

          In December 2002, we purchased the stock of ETMA Corporation, located in Redmond, Washington, a privately held electronic manufacturer for OEM customers in the computer peripheral, medical monitoring, and Internet security industries. As a result, we now offer the manufacturing capabilities of five surface mount manufacturing lines, including one dedicated to new product introduction and prototyping activity. We also provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. The purchase price of the ETMA acquisition was $38.1 million, which we paid entirely in cash.

          In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. In conjunction with the agreement, we established a sales office in Orlando, Florida, and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and approximately $1.5 million was paid in the first quarter of 2004. The remaining $1.4 million is due in January 2005. The remaining balance due is subject to reduction if certain margin targets are not met.

          In March 2003, we signed an agreement with Microtune, Inc. in which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million was a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of certain excess inventory to Microtune. As a result of this transaction, we now provide 100% of the manufacturing outsourcing for Microtune’s RF module products.

          In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and

Unico Holdings’ share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-Malaysia. The principal balance on that lease was $8.1 million as of December 31, 2003.

          In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company liquidating its business. Under that transaction, we bought the raw materials inventory of Integrex and hired certain of its employees. We also obtained the rights to most of its customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue actually received by us from the sale of products to the former Integrex customers. A portion of that license fee was paid in advance at closing.

     Discontinued Operations

          On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, into a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each of our stockholder receiving one share of Brillian common stock for each four shares of our common stock held. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. For more information on the reason for the spin-off, as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and other filings by Brillian with the Securities and Exchange Commission. The microdisplay business that we transferred to Brillian is now reported in our consolidated financial statements as Discontinued Operations.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to sales returns, bad debts, inventories, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

          We recognize revenue from product sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. This means that when a product is shipped from one of our factories under the terms “FOB Factory” then the risk of loss passes to the customer when the product leaves our factory and we recognize revenue at that time. On the other hand, when a product is shipped “FOB Destination” then the risk of loss during transit is maintained by us. Thus, we recognize revenue when the product is accepted by the customer. Shipping terms with one of our major customers is FOB Destination, and many of those products are shipped by water taking four to six weeks to reach their destination. As a result, we had $3.6 million of product in transit at the end of the year and in our finished goods inventory.

          Sales allowances are estimated based upon historical experience of sales returns. To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts to change.

          We recognize revenue related to engineering and tooling services after service has been rendered, which is determined based upon completion of agreed-upon milestones or deliverables.

          We write down our inventory for estimated obsolescence or unmarketable inventory. We write down our inventory to estimated market value based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. We made two significant estimates regarding inventory at the end of 2003. First, we are holding approximately $778,000 of inventory relating to a program cancelled by a customer. Approximately 47% of that inventory related to material that we had purchased to fulfill purchase orders issued to us by that customer and 53% of that inventory related to material that we purchased in connection with a general business agreement entered into with respect to that customer regarding long-lead time parts. As a result of initial discussions with the customer, we have not established a reserve for any of this inventory. Second, we learned from another customer prior to the end of the year that a product shipped by us to them contained potentially defective parts. Those potentially defective parts came from a component supplied to us by a vendor specified by our customer. We are investigating whether those parts can be repaired or whether they are unrepairable. If they are unrepairable, then approximately $1.2 million of inventory that we are holding would be worthless. It is our belief that such parts can be repaired. It is also our belief that if such parts cannot be repaired, then the liability for such worthless inventory would lie with the vendor of the defective component. As a result, we did not record a reserve for any potentially bad inventory relating to this second issue.

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

          At the end of the second quarter of 2003, we had $19.8 million of net deferred tax assets, resulting primarily from net operating loss and tax credit carryforwards. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, we are required to take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including our past earnings history, market conditions, management forecasts of future profitability, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, despite the fact that a major portion of the losses came from our spun-off microdisplay division, the expectation in the third quarter of 2003 was that we would have three years of cumulative losses. Those cumulative losses weighed heavily in the overall required assessment and outweighed our forecasted future profitability and expectation that we will be able to utilize all of our net operating loss carryforwards. As a result, in the third quarter of 2003, we recorded a charge to establish a full valuation allowance against our deferred tax asset. We expect to continue to record a full valuation allowance on future tax benefits until we return to sustained profitability. During 2003, our income tax expense was $14.3 million as a result of our full valuation allowance.

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

Results of Operations

          The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Consolidated Financial Statements.

	Years Ended December 31,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	98.8	90.9	97.6
Selling, general, and administrative	7.5	12.0	11.0
Research, development and engineering	7.4	5.7	3.0
Loss (gain) on sale of assets	1.2	5.2	—
Amortization of customer lists	—	0.3	1.3

	114.9	114.1	112.9

Operating loss	(14.9)	(14.1)	(12.9)
Other income, net	6.2	4.0	0.6
Minority interest in loss of consolidated subsidiary	0.1	0.1	—

Loss from continuing operations before income taxes	(8.6)	(10.0)	(12.3)

Provision for (benefit from) income taxes	(3.6)	(4.5)	9.0
Loss from continuing operations	(5.0)	(5.5)	(21.3)
Loss from discontinued operations	(10.2)	(14.1)	(6.7)

Net loss	(15.2)%	(19.6)%	(28.0)%

     Year ended December 31, 2003 compared to year ended December 31, 2002

          Overview of 2003. This was a year of transition for us. Prior to late 2002, we were a monochrome custom LCD module supplier servicing primarily Motorola in the handset market. Beginning in the second half of 2002, we expanded our capabilities to include standard, color and large-format display products. More importantly, as a result of several acquisitions, we became a broad-based electronics manufacturing services company offering services such as advanced printed circuit board assembly, RF module assembly, and box build. In addition, we made the decision in 2003 to spin-off our research-intensive microdisplay business to Brillian. Finally, we ceased manufacturing display modules for Motorola’s handset business in the second half of 2003. This rapid change resulted in several issues during the year, including integration issues with the RF module business, excess capacity at the display module factories, and negative margins on new color display products. In the fourth quarter of 2003, we remedied the initial negative margin issues on the color display products. We also made improvements in the manufacturing issues we had with the RF modules. In addition, in the first quarter of 2004, we announced that we are consolidating our display module operations in China by closing the display module operations in the Philippines. It is anticipated that the consolidation will help, but not completely remedy, our excess capacity issue in display modules. Among our principal focuses in 2004 is successfully transitioning the LCD display operations to China, increasing the utilization of our Asian factories, and increasing our gross margins.

          Net Sales. Net sales increased 83.6% to $159.0 million in 2003 from $86.6 million in 2002. The increase in revenue was primarily as a result of additional manufacturing business in Redmond and Malaysia of $66.4 million, growth of our RF module business of $10.3 million, the addition of our standard product displays from Data International of $15.9 million, and sales of color display modules of $24.7 million. Conversely, our sales to Motorola declined, both in dollars and as a percentage of our net sales. Motorola accounted for less than 10% of our net sales in 2003 compared to 78% in 2002. We had two customers that each exceeded more than 10% of our net sales in 2003. Avocent, which is in the computer peripherals business, accounted for 23% of our net sales, and Vitelcom, a European telecom company, accounted for 13% of our net sales.

          In 2003, our sales were distributed over six major markets: automotive, computing, consumer, industrial, medical/instrumentation, and telecommunications. By contrast, in 2002, we were highly concentrated with 82.0% of our sales coming from a single market, telecommunications. Our net sales distributed by industry were as follows:

Industry	2002	2003
Computing	7%	38%
Telecom	82%	28%
Medical	4%	13%
Industrial	5%	10%
Consumer	1%	6%
Automotive	1%	5%

          Geographically, in 2003, 54.0% of our sales were in the United States; 20.5% of our sales were in Asia; and 25.5% of our sales were in Europe. Our recent trend has shown increased sales in the United States and Europe. Our increased sales in the United States were primarily a result of several recently acquired businesses and because of increased display-oriented manufacturing business. Our increased sales in Europe were primarily as a result of the increased sales of color LCD modules to a European handset manufacturing company. Asia sales have declined because of the reduced sales to Motorola, most of which were in China. Not including Motorola, however, the trend has been that our sales in Asia are increasing. Most of our Asian sales are to U.S.-based, multinational companies with factories located in Asia.

          Cost of Sales. Cost of sales increased to 97.6% of net sales in 2003 from 90.9% in 2002. Our gross margin is equal to the difference between our revenue and our cost of sales. Consequently, our company-wide gross margin in 2003 was $3.9 million, or 2.4% of net sales. For products manufactured in Redmond, Marlborough, and Penang, our gross margin was higher than this aggregate gross margin. For products manufactured in Beijing and Manila, the gross margins were lower than the aggregate gross margin for three reasons. First, the unit volume of our sales in Beijing and Manila was lower because of the reduced sales to Motorola and because the replacement sales to other customers have lower volumes but higher selling prices. These reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs. Second, in Manila the gross margins on our color display products were negative because of introductory pricing on new products and because we had not obtained expected pricing reductions from vendors of color panels. Third, we were still in the process of ramping up our RF module manufacturing in Manila and moving those processes from Microtune’s factory to ours. As a result, those products sold at below breakeven during the ramp-up phase. We expect over capacity to continue in the next year at some of our Asian factories. We are partially addressing this under utilization by consolidating our display module assembly operations in Beijing, which will result in reorganization costs in Manila as we right-size that organization to focus on RF.

          Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 68.3% to $17.5 million in 2003 from $10.4 million in 2002. As a percentage of net sales, however, SG&A expense decreased from 12.0% of net sales in 2002 to 11.0% of net sales in 2003. This change in SG&A expense occurred primarily because of four factors: (1) the additional SG&A costs associated with the acquired EMS business in Redmond of $2.9 million, (2) the additional SG&A costs associated with the acquired EMS business in Penang of $1.5 million, (3) increased sales expenses as a result of increased display sales of $1.2 million, and (4) the recording of expenses of approximately $1.2 million associated with an arbitration claim we pursued against J.D. Edwards, which has been settled.

          Research, Development, and Engineering Expense. Research, development, and engineering expense decreased slightly to $4.7 million in 2003 from $4.9 million in 2002. Research, development, and engineering expense decreased as a percentage of net sales, declining to 3.0% of net sales in 2003 from 5.7% of net sales in 2002.

          Loss (Gain) on Sale of Assets. In 2003, we realized a gain of $25,000 for the sale of certain assets compared to a loss of $4.5 million in 2002. The loss in 2002 related to the sale of our front-end manufacturing LCD equipment, described above in “Overview.”

          Amortization of Intangibles. During 2003, we had $2.0 million of amortization relating to customer lists and distribution rights compared to $256,000 amortization expense during 2002. The amortization in 2003 relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

          Other Income (Expense), Net. Other income in 2003 was $864,000 compared to $3.5 million in 2002. The primary difference was that interest income decreased $2.6 million because of decreased cash and investments balances and because the interest rate earned on investments was lower in 2003 than 2002. The interest expense increased $886,000 and was primarily associated with the capital leases for our equipment acquired in Malaysia and Redmond in the Unico and ETMA acquisitions described above in “Overview”. In 2003, we reached a settlement of our legal claim against J.D. Edwards and recorded the settlement as other income of approximately $700,000.

          Minority Interest. We control and own 60% of the business in Malaysia. Since that business had losses in 2003, we recorded a benefit of $36,000 to account for the losses allocated to the minority interest holder compared to a charge of $84,000 in 2002 relating to the winding-up of another investment with a different minority partner.

          Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes of $14.3 million in 2003 compared to a benefit for income taxes of $3.9 million for 2002. We recorded a charge in 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance in described above in “Critical Accounting Policies and Estimates.” The loss from discontinued operation was net of a tax benefit of $6.7 million for the year ended December 31, 2002. There was no tax benefit in 2003 for discontinued operations.

          Net Loss. We had a net loss of $44.5 million, or $2.09 per diluted share, in 2003 compared to a net loss of $17.0 million, or $0.79 per diluted share, in 2002. The net loss in 2003 included $10.6 million, or $0.50 per share, from discontinued operations relating to our former microdisplay business. As described above in “Discontinued Operations,” our microdisplay division was spun off as a separate public company as of September 15, 2003, as Brillian Corporation. The net loss for the Brillian discontinued operations in 2002 was $12.3 million, or $0.57 per share. Although we are forecasting a per share loss of between $0.55 and $0.59 in 2004, we do expect a return to profitability in the fourth quarter of 2004 as we increase our production volume and mitigate our excess capacity. We anticipate we will realize the benefit of consolidating our display module assembly operations from Manila to Beijing in the third quarter of 2004.

     Year ended December 31, 2002 compared to year ended December 31, 2001

          Net Sales. Net sales decreased 26.1% to $86.6 million in 2002 from $117.2 million in 2001. The reduction was primarily because of our reduced volume of business with our major customer, Motorola. We shipped 9.5 million units to Motorola in 2002 compared to 11.7 million units in 2001. In addition, the average selling price of those Motorola units shipped in 2002 was substantially lower than in 2001 because of pricing pressures in the high-volume, monochrome LCD market. Shipments were lower to Motorola because of our strategic decision not to seek business from customers that would produce very low or negative gross margins.

          Cost of Sales. Cost of sales decreased to 90.9% of net sales in 2002 from 98.8% in 2001. This percentage decrease resulted primarily from cost-reduction efforts undertaken throughout 2002. The cost of sales continued to be higher than our long-range expectations because our fixed costs were under absorbed at our overseas factories as a result of excess capacity.

          Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 18.1% to $10.4 million in 2002 from $8.8 million in 2001. In 2002, SG&A consisted primarily of fixed costs because we had no distribution costs and a small sales force that focused on custom products. Thus, SG&A increased in 2002, primarily as a result of our acquisitions of AVT and ETMA.

          Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $4.9 million in 2002 from $8.6 million in 2001 as we shifted resources into our microdisplay division, which is now reported as discontinued operations.

          Loss (Gain) on sale of Assets. During the second quarter of 2002, we signed a Cooperative Agreement with a Chinese company under which we agreed to sell the equipment of our front-end manufacturing LCD line and establish a supply agreement. We realized a charge of $4.5 million for the write-down on the LCD equipment. This charge was reported as a separate line item in operating expense. During 2001, we wrote off $1.4 million of costs relating to the cancellation of our J.D. Edwards Enterprise Resource Planning System implementation.

          Amortization of Intangibles. As a result of the acquisitions of AVT and ETMA, we added a new line item in 2002 for operating costs related to the amortization of intangible assets of customer lists that have definable lives. We had no such expense in 2001 and $256,000 for 2002. Most of that expense related to the acquisition of AVT. The initial total amount of amortizable assets associated with AVT was $3.0 million. We also acquired ETMA Corporation in the fourth quarter of 2002, and the initial total amount of amortizable assets associated with ETMA was $2.0 million. The AVT-related assets will be amortized over five years while the ETMA assets will be amortized over three years.

          Other Income (Expense), Net. Other income in 2002 was $164,000, slightly higher than other income of $4,000 in 2001. Net interest income in 2002 was $3.3 million compared to $7.3 million in 2001.

          Benefit from Income Taxes. We recorded a benefit from income taxes of $3.9 million in 2002 compared to a benefit for income taxes of $4.2 million in 2001. The Company had an effective tax rate of 45.3% in 2002 compared to an effective tax rate of 41.7% in 2001. The difference was primarily a change in relative operational results between U.S. and foreign jurisdictions and the impact of recording a valuation allowance on foreign tax credits carry forwards in 2002. In other words, a greater portion of our net loss in 2002 related to higher tax rate jurisdictions, thereby causing the accrued tax benefit to be a greater percentage of our net loss.

          Net Loss. In 2002, we recorded a net loss of $17.0 million, or $0.79 per diluted share, compared to a net loss of $17.8 million, or $0.83 per diluted share, in 2001. Continuing operations recorded a loss of $4.7 million, or $0.22 per share, in 2002 compared to a loss of $5.8 million, or $0.27 per share, in 2001. Discontinued operations recorded a net loss of $12.3 million, or $0.57 per diluted share, in 2002 compared to a net loss of $12.0 million, or $0.56 per diluted share, in 2001.

Liquidity and Capital Resources

          At December 31, 2003, we had cash, cash equivalents, and short-term investments of $33.1 million compared to $80.6 million at December 31, 2002. The primary components of reduced cash, cash equivalents, and short-term investments balances can be summarized for 2003 as follows:

Operating Cash Flow	$(1,994)
Capital Expenditures and Acquisitions (a)	$(13,499)
Debt and Capital Lease Repayments	$(4,456)
Cash Used In and Contributed To Discontinued Operations	$(30,092)

(a) Includes the following lines from the cash flows: purchases of property, plant, and equipment, proceeds from sale of assets, purchase of intangibles, and acquisitions

          In 2003, we had $2.0 million in net cash outflow from operations compared to $5.6 million in net cash inflow from operations in 2002. Our inventory turns were 7.2 and day sales outstanding, or DSOs, were 51 days in 2003 compared with 5.5 inventory turns and 73 DSOs in 2002. Our depreciation and amortization expense was $7.6 million in 2003 and $4.0 million in 2002.

          Our working capital was $59.6 million at December 31, 2003, down from $107.9 million at December 31, 2002. Our current ratio at December 31, 2003 was 2.5-to-1 compared to 7.3-to-1 at December 31, 2002. The decrease in working capital was primarily because of reduced cash balances.

          While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine Pesos, British Pounds Sterling, Malaysian Ringgit, and Chinese Renminbi. Thus, fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. These currency risks are particularly important since sales outside North America represented 46% of our net sales in 2003 and 86% of our net sales in 2002. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in both of these periods.

          We currently have no credit facility outstanding in the United States. We expect to negotiate one or more credit facilities in 2004, although we do not expect to need any such facility in the near future. Any such facility would likely be secured by our working capital assets, our unencumbered building in Tempe, Arizona, or both. In September 2003, we paid off our unsecured $2.7 million term loan to the Bank of China, but we have initiated discussions to re-open that credit facility. The following tables list our contractual obligations and commercial commitments:

	Payments due by Period
Contractual Obligations	Total	Less			6 Years
(in thousands)	Obligations	than 1 Year	1-3 Years	4-5 Years	and Over
Notes Payable	2,956	1,515	1,441	—	—
Operating Leases	20,805	3,778	6,888	2,493	7,646
Capital Leases	8,895	2,352	6,543	—	—

Total Contractual Cash Obligations	$32,656	$7,645	$14,872	$2,493	$7,646

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less			6 Years
(in thousands)	Commitments	than 1 Year	1-3 Years	4-5 Years	and Over
Guarantee	$425	$—	$—	$425	—

          The operating leases include leases for our factories in Manila, Penang, Washington, Massachusetts, our ground lease in Arizona, and our sales office in Florida. These leases are described in detail in item 2 of this report. The capital leases are for our equipment in Malaysia and Washington. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a privately held company developing microdisplay products. Brillian assumed this guarantee on the spin-off. If the lending institution were to declare VoiceViewer to be in default under the loan, however, and if Brillian Corporation were unable to satisfy its obligation as primary guarantor, then we would be required to pay the guaranteed amount.

          As previously noted, the microdisplay division of our company, now reported as discontinued operations, was spun off as a separate public company, Brillian Corporation, as of September 15, 2003. We distributed approximately $20.9 million in cash in connection with the spin off of Brillian Corporation.

          We have no other long-term debt, capital lease obligations, unconditional purchase obligations, or other long-term obligations, and we do not have any other commercial commitments or other off-balance sheet arrangements.

          We believe that our existing balances of cash, cash equivalents, and investments will provide adequate sources to fund our operations and planned expenditures through 2004, as well as to meet our contractual obligations. Specifically, we have over $33.1 million in cash, cash equivalents, and short-term investments. Our currently planned cash outflows for 2004 include capital expenditures of less than $3.0 million, the potential purchase of our Manila facility for $4.4 million, and an estimated $2.5 million for inventory and prepaid amounts in the Integrex transaction. We expect operating cash outflow to consume only a small portion of our cash reserves, but based on our revenue forecast, we will need substantial working capital in the second half of 2004. We expect to close on one or more credit facilities in 2004 to fund those working capital needs, although we expect that such a facility will not be required because the expected total cash outflows for 2004 are substantially less than our existing cash balances. We expect to continue our acquisition strategy. New acquisitions or alliances may result in our needing to expand our loan commitments or pursue alternate methods of financing or raise capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards.

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the Interpretation, initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the requirements of FIN 45 as of January 1, 2003, and there was no impact on our financial position or results of operations.

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

          In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003. We have no variable interest entities and do not believe that FIN No. 46® will pact our future financial results.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The adoption of SFAS No. 150 did not have an impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

          At December 31, 2003, we did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

          We have certain receivables denominated in Chinese Renminbi and certain payables denominated in Japanese Yen. To eliminate our exposure to changes in the U.S. Dollar exchange rate with Chinese Renminbi and Japanese Yen, we may enter into forward contracts to protect future cash flows. We have designated the forward contracts as cash flow hedges. Accordingly, we account for changes in the fair value of our forward contracts, based on changes in the forward exchange rate, with all changes in fair value reported in other comprehensive income. Amounts in other comprehensive income will be reclassified into earnings upon settlement of the forward contract. As of December 31, 2003, we had no forward contracts outstanding.

     Primary Market Risk Exposures

          Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We have no credit facility outstanding in the United States.

          We generally sell our products and services and negotiate purchase orders with our foreign suppliers in U.S. Dollars. However, we have certain foreign currency exchange exposure as a result of our manufacturing operations in the Philippines, Malaysia, and China and our sales and distribution facility in the United Kingdom. We have not incurred any material exchange gains or losses to date. Some of the expenses of these foreign operations are denominated in the Philippine Peso, Malaysian Ringgit, Chinese Renminbi, and British Pound Sterling, respectively. These expenses include local salaries and wages, utilities, and some operating supplies. As a result of these sales and expenses, we do have accounts receivable and cash deposits in local currencies. We believe, however, that the operating expenses currently incurred in foreign currencies other than the Chinese Renminbi are immaterial, and therefore any associated market risk is unlikely to have a material adverse effect on our business, results of operations, or financial condition. Although the Chinese currency currently is stable, its value in relation to the U.S. Dollar is determined by the Chinese government. There is general speculation that China may devalue its currency. Devaluation of the Chinese currency could result in translation adjustments to our balance sheet as well as reportable losses depending on our monetary balances and outstanding indebtedness at the time of devaluation. The government of China historically has made it difficult to convert its local currency into foreign currencies. Although we from time to time may enter into hedging transactions in order to minimize our exposure to currency rate fluctuations, the Chinese currency is not freely traded and thus is difficult to hedge. In addition, the government of China has imposed restrictions on Chinese currency loans to foreign-operated entities in China. Based on the foregoing, we cannot provide assurance that fluctuations and currency exchange rates in the future will not have an adverse effect on our operations.

          We are exposed to risks from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Japanese Yen, U.S. Dollar/Malaysian Ringgit and U.S. Dollar/Chinese Renminbi.

          At December 31, 2003, one U.S. Dollar was worth 107 Japanese Yen. For the year ended December 31, 2003, the U.S. Dollar/Japanese Yen exchange rate fluctuated between 1:121 and 1:107. If there were a 10% change in the U.S. Dollar/Japanese Yen exchange rate, the foreign currency gain/loss would be immaterial.

          At December 31, 2003, one U.S. Dollar was worth 55 Philippine Pesos. For the year ended December 31, 2003, the U.S. Dollar/Philippine Pesos exchange rate fluctuated between 1:55 and 1:53. If there were a 10% change in the U.S. Dollar/Philippine Pesos exchange rate, the foreign currency gain/loss would be immaterial.

          Both the U.S. Dollar/Malaysian Ringgit and U.S. Dollar/Chinese Renminbi exchange rates have been pegged by the respective governments, and remained so throughout the year ended December 31, 2003. However, there is the possibility that the respective governments may decide to revalue their exchange rate against the U.S. Dollar. If there were a 10% change in the U.S. Dollar/Malaysian Ringgit and U.S. Dollar/Chinese Renminbi exchange rates, the foreign currency gain/loss would be immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements, the reports thereon, the notes thereto, and the supplementary data commencing at page F-1 of this report, which financial statements, reports, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

          We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

          The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

Scope of the Controls Evaluation

          The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify issues and confirm that appropriate corrective action, including process improvements, were being undertaken. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our independent auditors, who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

          Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

          Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual Meeting of Stockholders.

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

          We filed a current report on Form 8-K, dated November 4, 2003, furnishing Item 9 Regulation FD disclosure in connection with a presentation.

          We filed a current report on Form 8-K, dated October 23, 2003, reporting that we issued a press release announcing our third quarter fiscal year 2003 results.

(c)	Exhibits

Exhibit Number	Exhibits
2	Amended and Restated Agreement and Plan of Reorganization(1)

2.2	Master Separation and Distribution Agreement between the Registrant and Brillian Corporation(18)

3(i)(a)	Amended and Restated Certificate of Incorporation of the Company(2)

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation(3)

3(i)(c)	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

3(ii)	Amended and Restated Bylaws of the Company(5)

4.1	Form of Certificate of Common Stock(16)

4.2	Rights Agreement, dated as of April 26, 2001, between Three-Five Systems, Inc. and Bank of New York, as Rights Agent(6)

10.2	Ground Sublease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(8)

10.3	Amended and Restated 1990 Incentive Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.4	Amended and Restated 1993 Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.5	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (as Amended and Restated through February 12, 2001)(9)

10.6	Amended and Restated 1997 Employee Stock Option Plan (as Amended and Restated through November 27, 2002) (as corrected)(17)

10.7	Form of Notice and Acceptance of Stock Option Grant for Amended and Restated 1997 Employee Stock Option Plan(10)

Exhibit Number	Exhibits
10.8	Amended and Restated 1998 Stock Option Plan (as Amended and Restated through February 8, 2002)(16)

10.9	Amended and Restated Director’s Stock Plan (amended as of January 27, 2000)(11)

10.10	401(k) Profit Sharing Plan(12)

10.15	Technology License Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.16	Supply Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.17	Term Promissory Note dated January 13, 2003 executed by TFS-DI in favor of Data International, Ltd.(16)

10.18	Assignment and Assumption Agreement between the Registrant and Brillian Corporation(18)

10.19	Intellectual Property Agreement between the Registrant and Brillian Corporation(18)

10.20	Tax Sharing Agreement between the Registrant and Brillian Corporation(18)

10.21	Real Property Sublease Agreement between the Registrant and Brillian Corporation(18)

10.22	Manufacturing Agreement between the Registrant and Microtune, Inc., dated March 27, 2003*

10.23	Joint Venture Agreement regarding the establishment and operation of TFS Electronic Manufacturing Services Sdn Bhd, dated April 1, 2003*

10.24	Equipment Lease Agreement between Unico Technology Berhad and Mattline Industries Sdn Bhd, dated April 1, 2003*

10.25	Tenancy Agreement between Fortune Century Sdn Bhd, Jantron Sdn Bhd, and Mattline Industries Sdn Bhd, dated April 1, 2003*

10.26	Tenancy Agreement between Geok Hong Sdn Bhd and Mattline Industries Sdn Bhd, dated April 1, 2003*

10.27	License Agreement between the Registrant and Integrex, Inc., dated February 19, 2004*

10.28	Lease Agreement between SFERS Real Estate Corp. V and ETMA Corporation, dated July 21, 1999*

10.29	Lease Agreement between Therriault-Cogan, L.L.C. and ETMA Corporation, dated January 17, 2001*

10.30	Lease Agreement between Rapp/Rise L.L.C. and ETMA Corporation, dated December 13, 2002*

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

23.2	Notice Regarding Consent of Arthur Andersen LLP(16)

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herein.

(1)	Incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(2)	Incorporated by reference to Exhibit 3(a) to the Registrant’s Form 10-QSB for the quarter ended March 31, 1994, as filed on or about May 12, 1994.

(3)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-35788) as filed on April 27, 2000, as amended by Form S-3/A as filed on May 5, 2000.

(4)	Incorporated by reference to Exhibit 3(d) to the Registrant’s Form 8-A as filed on May 10, 2001.

(5)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A as filed on August 26, 1999.

(6)	Incorporated by reference to Exhibit 4(b) to the Registrant’s Form 8-A as filed on May 10, 2001.

(7)	Incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(8)	Incorporated by reference to Exhibit 10(o) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, as filed on March 14, 1997.

(9)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, as filed on July 27, 2001.

(10)	Incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form S-8 (Registration No. 333-59234) as filed on April 19, 2001.

(11)	Incorporated by reference to Exhibit 10(y) to the Registration Station Statement on Form S-8 (Registration No. 333-50689) as filed on November 3, 2000.

(12)	Incorporated by reference to Exhibit 10(z) to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

(13)	Incorporated by reference to Exhibit 10(aa) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000, as filed on July 27, 2000.

(14)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, as filed on March 13, 2001.

(15)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-Q for the quarter ended March 31, 2002, as filed on April 19, 2002.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, as filed on March 28, 2003.

(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, as filed on July 31, 2003.

(18)	Incorporated by reference to the Registrant’s Form 10/A (Amendment No. 4) (Registration No. 000-50289) as filed with the SEC by Brillian Corporation on September 3, 2003.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date: March 15, 2004	By:	/s/ Jack L. Saltich

Jack L. Saltich
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jack L. Saltich Jack L. Saltich	President, Chief Executive Officer (Principal Executive Officer), and Director	March 15, 2004

/s/ Jeffrey D. Buchanan Jeffrey D. Buchanan	Executive Vice President, Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer), and Director	March 15, 2004

/s/ David C. Malmberg David C. Malmberg	Chairman of the Board of Directors	March 15, 2004

/s/ David P. Chavoustie David P. Chavoustie	Director	March 15, 2004

/s/ Murray A. Goldman Murray A. Goldman	Director	March 15, 2004

/s/ Henry L. Hirvela Henry L. Hirvela	Director	March 15, 2004

/s/ Thomas H. Werner Thomas H. Werner	Director	March 15, 2004

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Three-Five Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Three-Five Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Three-Five Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 10, 2004

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$18,389	$27,976
Short-term investments	62,178	5,130
Accounts receivable, net	16,606	28,133
Inventories	17,292	25,854
Income Taxes receivable	561	678
Deferred tax asset	2,357	130
Assets held for sale	841	8,615
Other current assets	2,204	2,782
Short-term assets of discontinued operation	4,455	—

Total current assets	124,883	99,298

Property, Plant and Equipment, net	23,345	25,323
Intangibles, net	5,292	7,574
Goodwill	34,901	34,606
Long-term Deferred Tax Asset	11,544	—
Other Assets	455	436
Long-term Assets of Discontinued Operation	22,274	—

Total Assets	$222,694	$167,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,244	$30,826
Accrued liabilities	4,491	4,917
Deferred revenue	23	48
Current portion of long-term debt	2,714	1,515
Current portion of capital leases	—	2,352
Current liabilities of discontinued operation	1,526	—

Total Current Liabilities	16,998	39,658

Long-term Debt	20	1,441

Capital Leases	—	6,543

Other Long-term Liabilities	8	—

Commitments and Contingencies (Note 9)
Minority Interest in Consolidated Subsidiary	—	2,563

Preferred stock, $.01 par value; 1,000,000 shares authorized, No shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 21,937,356 and 21,972,020 shares issued at December 31, 2002 and 2003, respectively	219	220
Additional paid-in capital	200,763	200,930
Retained earnings	13,695	(74,915)
Stock subscription note receivable	(174)	(185)
Accumulated other comprehensive loss	(332)	(515)
Less – Treasury stock, at cost, 651,317 shares at December 31, 2002 and 2003	(8,503)	(8,503)

Total stockholders’ equity	205,668	117,032

	$222,694	$167,237

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended
	December 31,

	2001	2002	2003

Net Sales	$117,200	$86,587	$159,018

Costs and Expenses:
Cost of sales	115,820	78,718	155,125
Selling, general and administrative	8,828	10,382	17,524
Research, development and engineering	8,623	4,913	4,742
Loss (gain) on sale of assets	1,371	4,545	(25)
Amortization of intangibles	—	256	2,043

	134,642	98,814	179,409

Operating loss	(17,442)	(12,227)	(20,391)

Other Income (Expense):
Interest, net	7,266	3,328	(179)
Other, net	4	164	1,043

	7,270	3,492	864

Minority Interest in Loss (Income) of Consolidated Subsidiary	167	84	(36)

Loss From Continuing Operations Before Income Taxes	(10,005)	(8,651)	(19,563)
Provision for (benefit from) income taxes	(4,172)	(3,921)	14,338

Loss From Continuing Operations	(5,833)	(4,730)	(33,901)
Loss From Discontinued Operation, net of taxes	(11,931)	(12,241)	(10,552)

Net Loss	$(17,764)	$(16,971)	$(44,453)

Loss Per Common Share – Basic and Diluted:
Loss From Continuing Operations	$(0.27)	(0.22)	(1.59)
Loss From Discontinued Operation	(0.56)	(0.57)	(0.50)

Net Loss	$(0.83)	$(0.79)	$(2.09)

Weighted Average Number of Common Shares:
Basic and Diluted	21,401	21,465	21,301

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2002 and 2003
(in thousands, except share data)

						Accumu-
					Stock	lated Other
	Common Stock		Additional		Subscription	Comprehen-		Total
			Paid-in	Retained	Note	sive Income	Treasury	Stockholders’
	Shares Issued	Amount	Capital	Earnings	Receivable	(Loss)	Stock	Equity

Balance, December 31, 2000	21,655,778	$217	$198,215	$48,430	$—	$(234)	$(4,626)	$242,002
Net loss	—	—	—	(17,764)	—	—	—	(17,764)
Unrealized gains on investments	—	—	—	—	—	260	—	260
Foreign currency translation adjustments	—	—	—	—	—	(47)	—	(47)
Stock subscription note receivable	—	—	410	—	(163)	—	—	247
Stock options exercised and other	238,850	2	1,182	—	—	—	—	1,184
Tax benefit on stock option exercises	—	—	588	—	—	—	—	588
Purchase of treasury stock	—	—	—	—	—	—	(2,526)	(2,526)

Balance, December 31, 2001	21,894,628	219	200,395	30,666	(163)	(21)	(7,152)	223,944
Net loss	—	—	—	(16,971)	—		—	(16,971)
Unrealized losses on investments	—	—	—		—	(197)	—	(197)
Foreign currency translation adjustments	—	—	—	—	—	(114)	—	(114)
Stock subscription note receivable	—	—	—	—	(11)	—	—	(11)
Stock options exercised and other	42,728	—	323	—	—	—	—	323
Tax benefit on stock option exercises	—	—	45	—	—	—	—	45
Purchase of treasury stock	—	—	—	—	—	—	(1,351)	(1,351)

Balance, December 31, 2002	21,937,356	219	200,763	13,695	(174)	(332)	(8,503)	205,668
Net loss	—	—	—	(44,453)	—	—	—	(44,453)
Unrealized losses on investments	—	—	—	—	—	(65)	—	(65)
Foreign currency translation adjustments	—	—	—	—	—	(118)	—	(118)
Stock subscription note receivable	—	—	—	—	(11)	—	—	(11)
Stock options exercised and other	34,664	1	167	—	—	—	—	168
Distribution related to discontinued operation	—	—	—	(44,157)	—	—	—	(44,157)

Balance, December 31, 2003	21,972,020	$220	$200,930	$(74,915)	$(185)	$(515)	$(8,503)	$117,032

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2001, 2002 and 2003
(in thousands)

	Years Ended December 31,

	2001	2002	2003

Net Loss	$(17,764)	$(16,971)	$(44,453)
Other Comprehensive Loss, net of taxes:
Unrealized gains (losses), net of tax expense (benefit) of $129 and ($96) as of years ended 2001 and 2002	260	(197)	(65)
Foreign currency translation adjustment	(47)	(114)	(118)

Comprehensive loss	$(17,551)	$(17,282)	$(44,636)

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,764)	$(16,971)	$(44,453)
Less loss – discontinued operations	(11,931)	(12,241)	(10,552)

Loss – continuing operations	(5,833)	(4,730)	(33,901)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,085	3,950	7,588
Stock compensation	—	104	50
Minority interest in consolidated subsidiary	(167)	(84)	36
Deferred revenue	—	23	25
Provision for (reduction of) accounts receivable valuation reserves	(211)	323	271
Loss (gain) on disposal of assets	1,371	4,545	(25)
Tax benefit on stock options exercised	588	45	—
Provision for (benefit from) deferred taxes, net	(4,138)	(2,289)	14,164
Foreign currency translation adjustments	(47)	(114)	(118)
Interest on notes payable	—	—	74
Interest on employee loan	(10)	(11)	(11)
CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	5,457	6,961	(12,077)
(Increase) decrease in inventories	7,733	7,010	(593)
(Increase) decrease in other assets	(349)	452	(360)
Increase (decrease) in accounts payable and accrued liabilities	(939)	(13,959)	23,000
Increase (decrease) in taxes payable/receivable	(4,199)	3,399	(117)

Net cash (used in) provided by operating activities	3,341	5,625	(1,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(3,021)	(1,211)	(2,644)
Proceeds from sale of assets	—	2,100	1,030
Purchase of intangibles	—	(547)	(1,444)
Purchase of short-term investments	(222,619)	(102,591)	(13,262)
Proceeds from maturities/sales of short-term investments	228,289	159,233	70,245
Payments on stock subscription note receivable	257	—	—
Acquisitions	—	(50,089)	(10,441)

Net cash provided by investing activities	2,906	6,895	43,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	—	—	(2,734)
Stock options exercised	1,184	210	118
Payments on capital leases	—	—	(1,722)
(Distribution to) receipt from minority interest	490	(239)	2,527
Purchase of treasury stock	(2,526)	(1,351)	—

Net cash used in financing activities	(852)	(1,380)	(1,811)

NET INCREASE IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	5,395	11,140	39,679
NET CASH USED IN AND CONTRIBUTED TO DISCONTINUED OPERATIONS	(14,037)	(29,754)	(30,092)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,642)	(18,614)	9,587
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45,645	37,003	18,389

CASH AND CASH EQUIVALENTS, END OF YEAR	$37,003	$18,389	27,976

NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$201	$178	$1,007
Income taxes paid (refunded)	(808)	(5,088)	387
Note payable due on purchase of distribution rights license	—	—	2,956
Capital leases due on purchase of equipment	—	—	8,895

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2002 and 2003

(1) Organization and Operations:

     Three-Five Systems, Inc. (together with its subsidiaries, herein referred to as “we,” “us,” or “the Company”) is a global provider of electronics manufacturing services, or EMS. We design and manufacture electronic circuit board assemblies, radio frequency, or RF, modules, display sub-systems, and complete systems for major original equipment manufacturers (“OEMs”) in the automotive, computing, consumer, industrial, medical, and telecommunications industries. Our services to OEMs specifically include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turn-key packaging, fulfillment services, and turn-key supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. As a subset of our EMS business, we specialize in design and manufacturing display module sub-systems and integrating those sub-systems into other products. The display module sub-systems we design and manufacture include monochrome and color liquid crystal display, or LCD, components, organic light emitting diodes, or OLEDs, cathode ray tubes, or CRTs, and flat panel monitors.

     On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, into a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each stockholder of Three-Five Systems, Inc., or TFS, receiving one share of Brillian common stock for each four shares of our common stock. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. The microdisplay business that we transferred to Brillian is now reported in these consolidated financial statements as Discontinued Operations.

     Net loss from discontinued operation before income taxes was $16.5 million, $19.0 million and $10.6 for 2001, 2002, and 2003, respectively. The income tax benefit for discontinued operation was $4.5 million and $6.7 million for 2001 and 2002. There was no tax benefit in 2003 for the discontinued operation. Net loss from discontinued operations was $12.0 million, $12.3 million and $10.6 for 2001, 2002, and 2003, respectively. Sales from discontinued operations were $1.9 million, $1.4 million and $1.6 million for 2001, 2002, and 2003 respectively. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet as of December 31, 2002 and the day of spin-off are as follows (in thousands):

	December 31,	September 15,
	2002	2003

Assets:
Cash	$—	$20,453
Accounts receivable	364	473
Inventories	2,584	2,937
Other current assets	1,507	961
Property, plant and equipment, net	8,218	6,884
Intangibles, net	9,627	8,894
Other long-term assets	4,429	4,730

Total assets from discontinued operations	$26,729	$45,332

Liabilities:
Accounts payable and accrued liabilities	$1,191	$1,063
Deferred revenue	335	112

Total liabilities from discontinued operations	$1,526	$1,175

(2) Summary of Significant Accounting Policies:

     Principles of Consolidation and Preparation of Financial Statements

          The consolidated financial statements include the accounts of Three-Five Systems, Inc. and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

          The accompanying financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of our microdisplay division as a discontinued operation. Historical results of operations of the microdisplay division are reported as a discontinued operation in the accompanying consolidated financial statements.

     Use of Accounting Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to sales returns, bad debts, inventories, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

     Customer Concentration

          Our strategy involves concentrating our efforts on providing design and electronics manufacturing services to leading companies in a limited number of fast-growing industries. We have been undertaking substantial efforts to diversify our business, broaden our customer base, and expand our markets. Product sales for our historical major customer, Motorola, accounted for approximately 87%, 78%, and less than 10% of our net sales in 2001, 2002, and 2003, respectively. In 2003, we had two customers exceed 10% of our net sales, Avocent and Vitelcom, accounting for 23% and 13% of our net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal 2001, 2002, or 2003.

     Fair Value of Financial Instruments

          We have determined the estimated fair value of financial instruments using available market information and valuation methodologies. Estimating fair values requires considerable judgment. Accordingly, the estimates may not be indicative of amounts that would be realized in a current market exchange. The carrying values of cash, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. In addition, at December 31, 2002, and 2003 the carrying amount of the term loan payable is estimated to approximate fair value as the actual interest rate is consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

     Cash and Cash Equivalents

          For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of investments in money market mutual funds. A portion of our funds held in money market mutual funds are invested in repurchase agreements. These repurchase agreements are collateralized by U.S. Treasury and Government obligations. Cash and cash equivalents at December 31 consisted of the following (in thousands):

	December 31,

	2002	2003

Cash and cash equivalents:
Cash	$12,513	$19,568
Money market	5,876	8,408

	$18,389	$27,976

     Accounts Receivable, net

          Allowance for doubtful accounts was $446,000 and $509,000, as of December 31, 2002 and 2003, respectively. Allowance for sales returns was $41,000 and $227,000 as of December 31, 2002 and 2003, respectively.

     Investments

          Short-term investments have original maturities greater than three months and remaining maturities of less than one year. All investments are classified as available for sale and are presented at market value using the specific identification method based on quoted market prices. Unrealized gains and losses are reflected in other comprehensive income. Realized gains and losses are included in results of operations. Short-term and long-term investments consisted of the following at (in thousands):

	December 31,

	2002	2003

Short-term investments:
Certificates of deposit	$11,498	$—
Corporate notes and bonds	40,056	5,130
U.S. government agency securities	10,624	—

	$62,178	$5,130

     Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following at (in thousands):

	December 31,

	2002	2003

Raw materials	$10,915	$14,188
Work-in-process	2,868	5,321
Finished goods	3,509	6,345

	$17,292	$25,854

          Shipping terms with one of our major customers is FOB destination, and many of those products are shipped by water taking four to six weeks to reach their destination. As a result, we had $3.6 million of product in transit at the end of 2003 and in our finished goods inventory. We made two significant estimates regarding inventory at the end of 2003. First, we are holding approximately $778,000 of inventory relating to a program cancelled by a customer. Approximately 47% of that inventory related to material that we had purchased to fulfill purchase orders issued to us by that customer and 53% of that inventory related to material that we purchased in connection with a general business agreement entered into with respect to that customer regarding long-lead time parts. As a result of initial discussions with the customer, we have not established a reserve for any of this inventory. Second, we learned from another customer prior to the end of the year that a product shipped by us to them contained potentially defective parts. Those potentially defective parts came from a component supplied to us by a vendor specified by our customer. We are investigating whether those parts can be repaired or whether they are unrepairable. If they are unrepairable, then approximately $1.2 million of inventory that we are holding would be worthless. It is our belief that such parts can be repaired. It is also our belief that if such parts cannot be repaired, then the liability for such worthless inventory would lie with the vendor of the defective component. As a result, we did not record a reserve for any potentially bad inventory relating to this second issue.

     Property, Plant, and Equipment

          Property, plant, and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Lives for the major asset categories are:

Lives

Buildings	39 years
Building Improvements	15 – 38 years
Equipment	3 – 7 years
Furniture	5 – 10 years

Major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not extend the useful lives of the assets are charged to operations as incurred. Depreciation expense totaled $4.1 million, $3.7 million, and $5.5 million for the years ended December 31, 2001, 2002, and 2003, respectively. Property, plant, and equipment consisted of the following at (in thousands):

	December 31,

	2002	2003

Land and building	$16,476	$6,122
Furniture and equipment	32,472	40,907

	48,948	47,029
Less accumulated depreciation	(25,603)	(21,706)

	$23,345	$25,323

          In 1994, we conveyed our Tempe, Arizona facility and certain improvements to the city of Tempe as consideration for a rent-free 75-year lease. We have the option to repurchase the facility for $1,000 after ten years; therefore, the building lease is accounted for as a capital lease.

     Assets Held for Sale

          During the fourth quarter of 2003, we formalized plans to sell our Tempe, Arizona corporate facility; therefore, we reclassified $8.6 million of our building and improvements to assets held for sale. The building was listed and actively marketed for sale at the beginning of October 2003; therefore, no depreciation expense has occurred during the fourth quarter of 2003. We also formalized plans to sell $52,000 of idle equipment in Manila. The equipment has been transferred out of our production area and is actively being marketed for sale.

     Intangibles

          In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and we entered into a $2.9 million term loan, which will be due over the next two years. The unpaid $2.9 million is subject to reduction if certain margin targets are not met.

          Intangibles consist of mask works, trademarks, customer lists and distribution rights. SFAS 142, Goodwill and Other Intangible Assets, requires purchased intangible assets with definitive lives to be amortized over their useful lives. Purchased intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized. Intangible assets consisted of the following (in thousands):

	Acquisition	Accumulated	Book	Weighted
December 31, 2002	Value	Amortization	Value	Avg Life

Amortized Intangible Assets:
Mask works	$548	$—	$548	3.0
Customer lists	5,000	(256)	4,744	4.2
License	—	—	—	—

	$5,548	$(256)	$5,292	4.1

	Acquisition	Accumulated	Book	Weighted
December 31, 2003	Value	Amortization	Value	Avg Life

Amortized Intangible Assets:
Mask works	$991	$—	$991	3.0
Customer lists	5,000	(1,523)	3,477	4.2
License	3,882	(776)	3,106	5.0

	$9,873	$(2,299)	$7,574	4.4

          Intangible asset amortization expense for the year ended December 31, 2002 was $256,000. Intangible asset amortization expense for the year ended December 31, 2003 was $2.0 million.

          Estimated annual amortization expense through 2008 and thereafter related to intangible assets reported as of December 31, 2003 was as follows (in thousands):

Fiscal Year

2004	$2,323
2005	2,315
2006	1,704
2007	1,226
2008	4
Thereafter	2

$7,574

     Evaluation of Long-Lived Assets with Definite Lives

          In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property, plant and equipment and intangibles with definite lives not held for sale. Whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable, we evaluate recoverability by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets held for sale are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     Goodwill

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is analyzed for impairment, on at least an annual basis, or more frequently under certain circumstances, and written down when impaired rather than being amortized.

          Goodwill decreased $295,000 due to a $610,000 reduction of the ETMA Corporation purchase price and the addition of $315,000 of capitalized acquisition costs related to the Unico acquisition.

Changes in goodwill from December 31, 2002 to December 31, 2003 (in thousands) were as follows:

Total

Balance at December 31, 2002	$34,901
Change	(295)

Balance at December 31, 2003	$34,606

     Accrued Liabilities

          Accrued liabilities included, among other things, accrued compensation of approximately $1.8 million and $1.9 million at December 31, 2002 and 2003, respectively.

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

     Foreign Currency Translation

          For foreign subsidiaries that use currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income and as a separate component of stockholders’ equity.

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

          We may use derivatives to manage exposures to foreign currency fluctuations. The only type of derivative we use is foreign currency forward contracts. Our objectives for holding these forward contracts are to decrease the potential volatility of earnings and cash flows associated with changes in foreign currency exchange rates (see Note 9).

     Revenue Recognition

          We recognize sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer, risk of loss and title have passed to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. This means that when a product is shipped from one of our factories under the terms of “FOB Factory,” then the risk of loss passes to the customer when the product leaves our factory and we recognize revenue at that time. One the other hand, when a product is shipped “FOB Destination,” then risk of loss during transit is maintained by us. Thus, we recognize revenue when the product is accepted by the customer. Sales allowances are estimated based upon historical experience of sales returns. We recognize revenue related to engineering and tooling services after service has been rendered, which is determined based upon completion of agreed upon milestones or deliverables.

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

          Sales allowances are estimated based upon historical experience of sales returns.

     Research, Development, and Engineering

          Research, development, and engineering costs are expensed as incurred.

     Stock Compensation

          Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 4.42%, 2.74%, and 3.25% for 2001, 2002, and 2003; expected dividend yields of zero for all scenarios; expected lives of 6.1 years for 2001 and 2002 and 5.7 years for 2003; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74.5%, 74.4%, and 79.6% for 2001, 2002, and 2003, respectively. The compensation costs for 2001 and 2002 are tax-effected and the compensation costs for 2003 are not tax-effected. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,

	2001	2002	2003

Net loss:
As reported	$(17,764)	$(16,971)	$(44,453)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(3,223)	(4,378)	(5,035)

Pro forma net loss	$(20,987)	$(21,349)	$(49,488)

Basic and diluted net loss per share:
As reported	$(0.83)	$(0.79)	$(2.09)
Pro forma	(0.98)	(0.99)	(2.32)

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

	Years Ended December 31,

	2001	2002	2003

Basic earnings (loss) per share:
Net income (loss)	$(17,764)	$(16,971)	$(44,453)

Weighted average common shares	21,401	21,465	21,301

Basic earnings (loss) per share amount	$(0.83)	$(0.79)	$(2.09)

Diluted earnings (loss) per share:
Net income (loss)	$(17,764)	$(16,971)	$(44,453)

Weighted average common shares	21,401	21,465	21,301
Options and warrants assumed exercised	—	—	—

Total common shares plus common stock equivalents	21,401	21,465	21,301

Diluted earnings (loss) per share amount	$(0.83)	$(0.79)	$(2.09)

For the years ended December 31, 2001, 2002 and 2003, the effect of 577,431, 314,569 and 348,030 shares, respectively, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share.

     Recently Issued Accounting Standards

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Per the Interpretation, initial recognition of a liability are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the requirements of FIN 45 as of January 1, 2003, and there was no impact on our financial position or results of operations.

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

          In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003. We have no variable interest entities and do not believe that FIN No. 46 ® will impact our future financial results.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The adoption of SFAS No. 150 did not have an impact effect on our financial statements.

     Minority Interest

          In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. We control TFS-Malaysia and consolidate this subsidiary with Unico Holdings Bhd’s ownership accounted for as a minority interest. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million, and Unico Holdings’ share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease. The principal balance on that lease was $8.1 million as of December 31, 2003.

          The minority interest for 2001 and 2002 relate to our subsidiary, Three-D OLED L.L.C., that was partially owned by Dupont Displays, which was subsequently liquidated in 2002.

     Loss (Gain) on Sale of Assets

          During 2002, we signed a Cooperative Agreement with a Chinese company under which we agreed to sell the equipment used in our front-end LCD equipment and establish a supply agreement. Under the terms of the Cooperative Agreement, in exchange for our front-end LCD line, we received a total of $3.0 million in cash during 2002 and 2003. In the second quarter of 2002, as a result of signing the Cooperative Agreement, we realized a charge of $4.5 million for the write-down on the LCD equipment sold to the Chinese company. This charge was reported as a separate line item in operating expense. In connection with the Cooperative Agreement, we received $2.1 million in 2002, all of which was applied against the $3.0 million sales price and recorded as a reduction in the carrying value of the LCD equipment held for sale. The sale of the equipment is now complete, and we received $900,000 in 2003.

          During 2001, we wrote off $1.4 million of costs relating to the cancellation of our J.D. Edwards Enterprise Resource Planning System implementation. During 2003, we reached a settlement of our legal claim against J.D. Edwards and recorded the settlement as other income of approximately $700,000.

(3)  Acquisitions and Strategic Transactions:

          In March 2003, we signed an agreement with Microtune, Inc. under which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million was a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note payable in exchange for the return of inventory to Microtune.

          In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronic Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which will be used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease that is payable by TFS-Malaysia. The principal balance on that lease was $8.1 million as of December 31, 2003.

          In September 2002, we purchased the assets and ongoing business of AVT, located in Marlborough, Massachusetts, a privately held company that specializes in the design and integration of complex, high-resolution display systems. AVT designs and provides customized and ruggedized flat panel, touchscreen and rackmount systems for original equipment manufacturers. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

          The purchase price was allocated as follows (in thousands):

Current assets	$2,115
Property, plant and equipment	105
Customer list intangibles	3,000
Goodwill	7,774
Other long-term assets	40
Current liabilities	(1,045)

Net Acquisition price	$11,989

          In December 2002, we purchased the stock of ETMA Corporation, located in Redmond, Washington, a privately held electronics services manufacturer for OEM customers in the automotive, computer/server, medical monitoring, and Internet security industries. ETMA offers the manufacturing capabilities of five surface mount manufacturing lines, including one dedicated to new product introduction and prototyping activity. ETMA provides engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. The purchase price of the acquisition was $38.1 million, which we paid entirely in cash.

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

	Years Ended December 31,

	2001	2002

	(unaudited)
Net sales	$170,597	$150,108
Net loss	(21,044)	(17,065)
Loss per share (basic and diluted)	(0.98)	(0.80)

The pro forma amounts include a reduction in interest income related to the presumption that the acquisition occurred as of January 1, 2001 and 2002 and investments were therefore reduced by $38.1 million. ETMA incurred an unusual item of $3.6 million in 2001 for the write-off of accounts receivable.

Goodwill decreased $295,000 due to a $610,000 reduction of ETMA Corporation purchase price and the addition of $315,000 of capitalized costs related to the Unico acquisition.

Changes in goodwill from December 31, 2002 to December 31, 2003 (in thousands) were as follows:

Total

Balance at December 31, 2002	$34,901
Change	(295)

Balance at December 31, 2003	$34,606

(4)  Long-Term Debt:

          Long-Term balances were as follows at (in thousands):

	December 31,

	2002	2003

Loan due to Bank of China, interest due quarterly at 5.85%, due April 30, 2003, secured by a $3.0 million stand-by letter of credit issued under the $15.0 million revolving line of credit	2,706	—
Term loan due to Data International, interest rate of 2.6% due January 2005	—	2,956
Other loan	$28	$—

	2,734	2,956
Less current portion	2,714	1,515

Long-term portion	$20	$1,441

          In September 2003, we paid off our unsecured $2.7 million term loan to the Bank of China.

          Interest expense was $101,000, $186,000, and $204,000, respectively, for 2001, 2002, and 2003.

          The following table lists our note payable payments relating to long-term debt reported as of December 31, 2003 (in thousands):

Fiscal Year

2004	$1,515
2005	1,441

Total	$2,956

(5)  Capital Leases:

          Capital leases were as follows at (in thousands):

	December 31,

	2002	2003

Capital lease due on purchase of Unico equipment, interest rate 13.3%, payable through April 2007	$—	$8,135
Other capital leases with interest rate ranges from 1.9% to 14.2%, payable through December 2003 and July 2007	—	760

		8,895

Less current portion	—	2,352

Long-term portion	$—	$6,543

          Interest expense related to capital leases was $868,000 in 2003.

          The following table lists our capital lease payments reported as of December 31, 2003 (in thousands):

Fiscal Year

2004	$2,352
2005	2,617
2006	2,909
2007	1,017

Total	$8,895

(6)  Stockholders’ Equity:

          On December 7, 2000, our Board of Directors authorized a stock repurchase program whereby our company, at the discretion of management, could buy back up to $30.0 million of our common stock in the open market. During the year ended December 31, 2000, we purchased 241,381 shares at a cost of $4,623,000. During the year ended December 31, 2001, we purchased 149,197 shares at a cost of $2,526,000. During the year ended December 31, 2002, we purchased 260,600 shares at a cost of $1,351,000. There were no stock repurchases in 2003.

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

(7) Benefit Plans:

          We have five stock option plans: the 1990 Stock Option Plan (1990 Plan), the 1993 Stock Option Plan (1993 Plan), the 1994 Non-Employee Directors Stock Option Plan (1994 Plan), the 1997 Stock Option Plan (1997 Plan), and 1998 Stock Option Plan (1998 Plan).

     1990 Stock Option Plan

          Under the 1990 Plan, there were options issued but unexercised to purchase 76,520 shares of our company’s common stock as of December 31, 2003. The 1990 Plan expired on May 1, 2001, at which time all unissued options expired.

          The expiration date, maximum number of shares purchasable, and the other provisions of the options granted under the 1990 Plan were established at the time of grant. Options were granted for terms of up to ten years and became exercisable in whole or in one or more installments at such times as were determined by the Board of Directors upon grant of the options.

     1993 Stock Option Plan

          Under the 1993 Plan, there were options outstanding to acquire 275,367 shares of our company’s common stock under the 1993 Plan at December 31, 2003. The 1993 Plan expired on February 24, 2003, at which time all unissued options expired.

     1994 Non-Employee Directors Stock Option Plan

          The 1994 Plan provides for the automatic grant of stock options to non-employee directors to purchase up to 100,000 shares of our common stock. On April 26, 2001, the stockholders approved a proposal to amend our 1994 Automatic Stock Option Plan for Non-Employee Directors (the “1994 Plan”). Now, under the 1994 Plan, options to acquire 2,000 shares of common stock will be automatically granted to each non-employee director at the meeting of our Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on our Board of Directors on the date the 1994 Plan was approved by our stockholders received an automatic grant of options to acquire 5,000 shares of common stock and each subsequent newly elected non-employee member of our Board of Directors receives an automatic grant of options to acquire 5,000 shares of common stock on the date of their first appointment or election to our Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable immediately after the director’s second successive election to our Board of Directors (the First Vesting Date), the second installment becoming exercisable 10 months after the First Vesting Date, and the third installment becoming exercisable 22 months after the First Vesting Date (provided that the director has not ceased serving as a director prior to a vesting date). A non-employee member of our Board of Directors is not eligible to receive the 2,000 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 5,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100% of the fair market value of our common stock on the date such options are granted. There were outstanding options to acquire 55,093 shares of our common stock under the 1994 Plan at December 31, 2003. The plan remains in force until April 12, 2004, at which time all unissued options will expire.

     1997 Stock Option Plan

          The 1997 Plan provides for the granting of nonqualified options to purchase up to 2,100,000 shares of our common stock. Under the 1997 Plan, options may be issued to key personnel and others providing valuable services to our company. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1997 Plan. There were options outstanding to acquire 1,205,532 shares of our common stock under the 1997 Plan at December 31, 2003.

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

     1998 Stock Option Plan

          The 1998 Plan provides for the granting of incentive stock options and nonqualified options to purchase up to 1,600,000 shares of our common stock. Under the 1998 Plan, options may be issued to key personnel and others providing valuable services to our company. The options issued will be incentive stock options or nonqualified stock options as defined in Section 422 of the Code. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1998 Plan. There were options outstanding to acquire 1,420,962 shares of our common stock under the 1998 Plan at December 31, 2003.

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

          The following table and narrative summarizes the status of our five stock option plans at December 31, 2001, 2002, and 2003, and changes during the years then ended:

	2001		2002		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,974,668	$14.75	2,086,969	$14.97	2,890,728	$12.59
Granted	535,295	19.44	1,153,699	9.21	497,402	4.65
Exercised	(235,665)	6.55	(39,183)	5.35	(24,684)	4.79
Expired or canceled	(187,329)	35.97	(310,757)	16.94	(329,972)	35.40

Outstanding at end of year	2,086,969	14.97	2,890,728	12.59	3,033,474	8.87

Exercisable at end of year	617,906	$9.81	1,042,169	$11.48	1,648,170	$9.57

Weighted average fair value of options granted		$16.13		$7.29		$5.05

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable

	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2003	Life	Price	2003	Price

$0.32 – $7.46	1,814,114	7.0	$5.01	1,005,296	$5.50
7.47 – 14.92	608,244	7.4	9.98	291,933	9.88
14.93 – 74.63	611,116	6.8	19.20	350,941	20.95

	3,033,474	7.0	$8.87	1,648,170	$9.57

          In connection with the spin-off, each outstanding TFS option granted prior to the spin-off was converted into both an adjusted TFS option and a substitute Brillian option. The treatment of such TFS options and the substitute Brillian options is identical for those employees who remained employees of TFS immediately after the spin-off and for those employees who became employees of Brillian in connection with the spin-off. These TFS options were converted in a manner that preserved the aggregate exercise price of each option, which was allocated between the adjusted TFS option and the substitute Brillian options, and each preserved the ratio of the exercise price to the fair market value of the stock subject to the option.

     401(k) Profit Sharing Plan

          We have adopted a profit sharing plan (401(k) Plan). The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by us and an employee elective contribution with a discretionary matching provision by our company. We expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $262,000, $200,000, and $187,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

Pension Plan

          On June 1, 2001, Manila adopted a defined benefit pension plan (the Pension Plan) for its employees. The Pension Plan covers most regular Manila employees. The Pension Plan benefits were retroactive to an employee’s date of hire, resulting in a pension benefit obligation as of January 1, 2001 of $249,000. The pension benefit obligation at December 31, 2001, 2002, and 2003 was $349,000 and $210,000, and $327,000, respectively.

(8) Income Taxes:

The following table presents the U.S. and international components of income (loss) from continuing operations before income taxes for the years ended December 31 (in thousands):

Operations Before Income Taxes

	December 31,

	2001	2002	2003

United States	$(13,248)	$(12,116)	$(18,866)
International	3,243	3,465	(697)

Total Pretax Loss from Continuing Operations	$(10,005)	$(8,651)	$(19,563)

          The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	2001	2002	2003

Current provision (benefit), net of tax credits utilized:
Federal	$(831)	$(2,118)	$15
States	—	—	—
Foreign	797	486	159

	(34)	(1,632)	174
Deferred provision (benefit)	(4,138)	(2,289)	14,164

Provision for (benefit from) income taxes	$(4,172)	$(3,921)	$14,338

          The components of deferred taxes at December 31 are as follows (in thousands):

	2002	2003

Net current deferred tax assets:
Uniform capitalization	$985	$261
Accrued liabilities and reserves not currently deductible	1,105	952
Allowance for doubtful accounts	56	77
Valuation allowance	—	(1,294)
Other	211	134

	$2,357	$130

Net long-term deferred tax (liabilities)/assets:
Accelerated tax depreciation	$(42)	$797
Net operating loss and tax credit carryforward	12,745	23,303
Capital loss carryforward	1,288	1,288
Valuation allowance	(2,064)	(25,064)
Investments in foreign affiliates	(383)	(324)

	$11,544	$—

          We currently have $130,000 of short-term deferred tax assets resulting from operations in foreign jurisdictions. At the end of the second quarter of 2003, we had $19.8 million of net deferred tax assets resulting primarily from net operating loss and tax credit carryforwards. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, we must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including our past earnings history, market conditions, management forecasts of future profitability, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.

Therefore, despite the fact that a major portion of the losses came from our spun-off microdisplay division, the expectation of reporting a loss in the fourth quarter from our continuing operations means that we will have three years of cumulative losses. Those cumulative losses weigh heavily in the overall required assessment and outweigh our forecasted future profitability and expectation that we will be able to utilize all of our net operating loss carryforwards. As a result, in the third quarter, we recorded a charge to establish a full valuation allowance against our deferred tax asset. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability. During 2003, our tax expense was $14.3 million as a result of our full valuation allowance.

          Our capital loss carryforward expires in 2006. We have $60.6 million of federal net operating loss carryforwards that begin to expire in 2022. We have other general business credit carryforwards that expire 2017.

          In connection with the formation and spin-off of Brillian, Brillian assumed a net deferred tax liability of approximately $1.1 million. This net deferred tax liability is the result of differences between the book and tax basis of assets transferred to Brillian. We retained the net operating losses that were generated by Brillian operations before the spin-off.

          A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	2001	2002	2003

Statutory federal rate	(34%)	(34%)	(34%)
Effect of state taxes	—	—	—
Foreign earnings taxed at different rates	(8)	(16)	2
Other, net	—	(4)	—
Valuation Allowance	—	9	105

	(42%)	(45%)	73%

          A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be, permanently invested in accordance with APB No. 23, Accounting for Income Taxes – Special Areas, aggregated approximately $7.9 million at December 31, 2003.

(9) Commitments and Contingencies:

     Rent and Lease

          In April 2001, Manila began its lease of a build-to-suit factory in Manila. The term of the lease is 125 months.

          We lease our manufacturing and warehouse facilities in Redmond, Washington, which extends through December 2007. We lease our manufacturing facility in Penang, Malaysia, which extends through April 2006. We lease our manufacturing facility in Marlbourgh, Massachusetts, which extends through March 2004. We lease our sales offices in Swindon and Florida, which extend through January 2005 and April 2006, respectively.

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

          Our future lease commitments under all non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$3,778
2005	3,181
2006	2,134
2007	1,573
2008	1,247
Thereafter	8,892

$20,805

          Rent expense was approximately $712,000, $1,783,000, and $3,806,000 for the years ended December 31, 2001, 2002, and 2003, respectively. We lease part of our Tempe facility to Brillian and have received $68,000 for 2003.

     Guarantee

          In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. This guarantee was assumed by Brillian Corporation in the spin-off. We have not yet been released from our obligation on the guarantee, so if Brillian becomes required to pay on the guarantee and is unable to satisfy its obligation, then we are secondarily liable and will be required to pay this guarantee to the lender. As of December 31, 2003, our maximum liability under this guarantee was $425,000. This loan guarantee has a five-year term and matures in January 2007.

Legal Proceedings

               During the fourth quarter of 2003, we reached a settlement of our legal claim against J.D. Edwards for $700,000, which has been recorded as other income.

          We are also involved in certain administrative proceedings arising in the normal course of business. In our opinion, the ultimate settlement of these administrative proceedings will not materially impact our financial position or results of operations.

     Derivative Instruments

          We have certain receivables denominated in Chinese Renminibi and certain payable denominations in Japanese Yen. To eliminate our exposure to changes in the U.S. Dollar exchange rate with Chinese Renminibi and Japanese Yen, we may enter into forward contracts to protect our future cash flows. Our forward contracts generally range from one to six months in original maturity.

          In accordance with SFAS No. 133, we designate such forward contracts as cash flow hedges. We account for changes in the fair value of our forward contracts based on changes in the forward exchange rate, with all such changes in fair value reported in other comprehensive income. Amounts in other comprehensive income are reclassified into earnings upon settlement of the forward contract at an amount that will offset the related transaction gain or loss arising from the re-measurement and adjust earnings for the cost of the forward contracts. During 2003, there were no significant gains or losses recognized in earnings for hedge ineffectiveness and we did not discontinue any hedges because it was probable that the original forecasted transaction would not occur. As of December 31, 2003, there were no forward contracts outstanding.

(10) Segment Information:

          We offer advanced design and manufacturing services and display products to OEMs. Historically, we focused on display-oriented products, although we have always performed extended manufacturing in conjunction with the display module. In the past 15 months, we expanded the value-added manufacturing services we provide through several acquisitions. As a result, we now provide printed circuit board assembly, or PCBA, radio frequency, or RF, module assembly, new product introduction, or NPI, box build, and order fulfillment, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for OEMs are of varying sizes and have varying levels of integration.

          As a result of the spin-off of our microdisplay division into Brillian, we now report only one operating segment, although we also track net sales and certain property, plant, equipment and intangibles by geographic location. Net sales by geographic area are determined based upon the location of the end customer, while long-lived assets are based upon physical location of the company’s assets. The following includes net sales (in thousands) for our designated geographic areas:

	North
	America	Asia	Europe	Total

December 31, 2001
Net sales	$18,305	$55,243	$43,652	$117,200
Property, plant, equipment, and intangibles	18,267	13,731	21	32,019
Goodwill	—	—	—	—
December 31, 2002
Net sales	$12,128	$50,591	$23,868	$86,587
Property, plant, equipment, and intangibles	16,933	11,697	7	28,637
Goodwill	34,901	—	—	34,901
December 31, 2003
Net sales	$85,813	$32,632	$40,573	$159,018
Property, plant, equipment, and intangibles	11,051	21,842	4	32,897
Goodwill	34,291	315	—	34,606

          In 2003, our sales were distributed over six major markets: automotive, computing, consumer, industrial, medical/instrumentation, and telecommunications. In 2002, we were highly concentrated with 82.0% of our sales coming from a single market, telecommunications. Our net sales distributed by market was as follows:

Markets	2002	2003

Computing	7%	38%
Telecom	82%	28%
Medical	4%	13%
Industrial	5%	10%
Consumer	1%	6%
Automotive	1%	5%

(11) Selected Quarterly Financial Data (Unaudited)

          The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2002 and 2003 (in thousands, except per share amounts):

	Quarters Ended

	2002				2003

	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$22,884	$23,864	$18,239	$21,600	25,324	45,992	41,778	45,924
Gross profit (loss)	1,788	2,384	1,216	2,481	175	1,894	(272)	2,096
Loss from continuing operations	(843)	(3,091)	(755)	(41)	(3,197)	(2,533)	(24,949)	(3,222)
Loss from discontinued operations	(3,467)	(3,549)	(2,625)	(2,600)	(2,278)	(2,343)	(5,931)	—
Net loss	(4,310)	(6,640)	(3,380)	(2,641)	(5,475)	(4,876)	(30,880)	(3,222)
Earnings (loss) per common share basic and diluted:
Net loss from continuing operations	$(0.04)	$(0.14)	$(0.04)	$0.00	$(0.15)	$(0.12)	$(1.17)	$(0.15)
Net loss from discontinued operations	$(0.16)	$(0.17)	$(0.12)	$(0.12)	$(0.11)	$(0.11)	$(0.28)	$0.00
Net loss	$(0.20)	$(0.31)	$(0.16)	$(0.12)	$(0.26)	$(0.23)	$(1.45)	$(0.15)

The quarter ended June 30, 2002 included the $4.5 million charge related to the LCD equipment sale. The quarter ended December 31, 2003 included $700,000 in other income relating to the J.D. Edwards settlement.

(12) Subsequent Events

          We recently announced that our Board of Directors has approved a decision to enter into a transaction with Integrex, a Seattle-based electronics manufacturing services company that is liquidating business. Under that transaction, we bought the raw materials inventory of Integrex and hired certain of their employees. We also obtained the rights to most of their customers and agreed with those customers that we would manufacture those customers products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue actually received by us from the sale of products to the former Integrex customers. A portion of that license fee was paid in advance at closing.

          We recently announced our Board of Directors has approved a decision to close our display module manufacturing operations in Manila and consolidate those operations in China, resulting in an anticipated decrease of our worldwide work force of nearly 25%. Manila will continue as a specialized RF module manufacturing center. We anticipate a substantial portion of this cost to occur in the first quarter of 2004.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2001, 2002 and 2003
(in thousands)

		Increases
		(Reductions)
	Balance at	Charged to
	beginning of	Costs and		Balance at
	Period	Expenses	Write-offs	End of Period

Allowance for doubtful accounts and sales returns :
Year ended 12/31/2001	$439	$(211)	$—	$228
Year ended 12/31/2002	$228	$323	$(64)	$487
Year ended 12/31/2003	$487	$271	$(22)	$736
Valuation allowance for deferred taxes :
Year ended 12/31/2001	$—	$1,299	$—	$1,299
Year ended 12/31/2002	$1,299	$765	$—	$2,064
Year ended 12/31/2003	$2,064	$24,294	$—	$26,358

S-1

EXHIBIT INDEX

Exhibit Number	Exhibits
2	Amended and Restated Agreement and Plan of Reorganization(1)

2.2	Master Separation and Distribution Agreement between the Registrant and Brillian

3(i)(a)	Corporation(18)
Amended and Restated Certificate of Incorporation of the Company(2)

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation(3)

3(i)(c)	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

3(ii)	Amended and Restated Bylaws of the Company(5)

4.1	Form of Certificate of Common Stock(16)

4.2	Rights Agreement, dated as of April 26, 2001, between Three-Five Systems, Inc. and Bank of New York, as Rights Agent(6)

10.2	Ground Sublease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(8)

10.3	Amended and Restated 1990 Incentive Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.4	Amended and Restated 1993 Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.5	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (as Amended and Restated through February 12, 2001)(9)

10.6	Amended and Restated 1997 Employee Stock Option Plan (as Amended and Restated through November 27, 2002) (as corrected)(17)

10.7	Form of Notice and Acceptance of Stock Option Grant for Amended and Restated 1997 Employee Stock Option Plan(10)

10.8	Amended and Restated 1998 Stock Option Plan (as Amended and Restated through February 8, 2002)(16)

10.9	Amended and Restated Director’s Stock Plan (amended as of January 27, 2000)(11)

10.10	401(k) Profit Sharing Plan(12)

10.15	Technology License Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.16	Supply Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.17	Term Promissory Note dated January 13, 2003 executed by TFS-DI in favor of Data International, Ltd.(16)

10.18	Assignment and Assumption Agreement between the Registrant and Brillian Corporation(18)

10.19	Intellectual Property Agreement between the Registrant and Brillian Corporation(18)

10.20	Tax Sharing Agreement between the Registrant and Brillian Corporation(18)

10.21	Real Property Sublease Agreement between the Registrant and Brillian Corporation(18)

10.22	Manufacturing Agreement between the Registrant and Microtune, Inc., dated March 27, 2003*

10.23	Joint Venture Agreement regarding the establishment and operation of TFS Electronic Manufacturing Services Sdn Bhd, dated April 1, 2003*

10.24	Equipment Lease Agreement between Unico Technology Berhad and Mattline Industries Sdn Bhd, dated April 1, 2003*

10.25	Tenancy Agreement between Fortune Century Sdn Bhd, Jantron Sdn Bhd, and Mattline Industries Sdn Bhd, dated April 1, 2003*

10.26	Tenancy Agreement between Geok Hong Sdn Bhd and Mattline Industries Sdn Bhd, dated April 1, 2003*

10.27	License Agreement between the Registrant and Integrex, Inc., dated February 19, 2004*

10.28	Lease Agreement between SFERS Real Estate Corp. V and ETMA Corporation, dated July 21, 1999*

10.29	Lease Agreement between Therriault-Cogan, L.L.C. and ETMA Corporation, dated January 17, 2001*

10.30	Lease Agreement between Rapp/Rise L.L.C. and ETMA Corporation, dated December 13, 2002*

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

23.2	Notice Regarding Consent of Arthur Andersen LLP(16)

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herein.

(1)	Incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(2)	Incorporated by reference to Exhibit 3(a) to the Registrant’s Form 10-QSB for the quarter ended March 31, 1994, as filed on or about May 12, 1994.

(3)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-35788) as filed on April 27, 2000, as amended by Form S-3/A as filed on May 5, 2000.

(4)	Incorporated by reference to Exhibit 3(d) to the Registrant’s Form 8-A as filed on May 10, 2001.

(5)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A as filed on August 26, 1999.

(6)	Incorporated by reference to Exhibit 4(b) to the Registrant’s Form 8-A as filed on May 10, 2001.

(7)	Incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(8)	Incorporated by reference to Exhibit 10(o) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, as filed on March 14, 1997.

(9)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, as filed on July 27, 2001.

(10)	Incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form S-8 (Registration No. 333-59234) as filed on April 19, 2001.

(11)	Incorporated by reference to Exhibit 10(y) to the Registration Station Statement on Form S-8 (Registration No. 333-50689) as filed on November 3, 2000.

(12)	Incorporated by reference to Exhibit 10(z) to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

(13)	Incorporated by reference to Exhibit 10(aa) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000, as filed on July 27, 2000.

(14)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, as filed on March 13, 2001.

(15)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-Q for the quarter ended March 31, 2002, as filed on April 19, 2002.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, as filed on March 28, 2003.

(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, as filed on July 31, 2003.

(18)	Incorporated by reference to the Registrant’s Form 10/A (Amendment No. 4) (Registration No. 000-50289) as filed with the SEC by Brillian Corporation on September 3, 2003.