Form 10-Q
period 2004-03-31
THREE FIVE SYSTEMS INC
filed 2004-05-07
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act Of 1934

For the Quarter Ended March 31, 2004

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practical date.

CLASS	OUTSTANDING AS OF APRIL 30, 2004
Common Stock,	21,334,540
par value $.01 per share

THREE-FIVE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2004

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (in thousands)

	DECEMBER 31,	MARCH 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,976	$21,490
Cash on deposit maintained as compensating balance	—	5,000
Short-term investments	5,130	—
Accounts receivable, net	28,133	24,253
Inventories	25,854	28,268
Income taxes receivable	678	—
Deferred tax asset	130	122
Assets held for sale	8,615	8,615
Other current assets	2,782	3,860

Total current assets	99,298	91,608

Property, Plant and Equipment, net	25,323	23,963
Intangibles, net	7,574	7,156
Goodwill	34,606	34,606
Other Assets	436	454

Total Assets	$167,237	$157,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,826	$24,054
Accrued liabilities	4,917	5,498
Deferred revenue	48	108
Current portion of long-term debt	1,515	1,518
Current portion of capital leases	2,352	2,410
Line of credit	—	5,000

Total Current Liabilities	39,658	38,588

Long-term Debt	1,441	—

Capital Leases	6,543	6,003

Commitments and Contingencies (Note K)
Minority Interest in Consolidated Subsidiary	2,563	2,643

Stockholders’ Equity:
Common stock	220	220
Additional paid-in capital	200,930	200,936
Accumulated deficit	(74,915)	(81,559)
Stock subscription note receivable	(185)	—
Accumulated other comprehensive loss	(515)	(541)
Less – treasury stock, at cost	(8,503)	(8,503)

Total stockholders’ equity	117,032	110,553

	$167,237	$157,787

The accompanying notes are an integral part of these condensed consolidated financial statements

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
 (in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
Net Sales	$25,324	$38,444

Costs and Expenses:
Cost of sales	25,149	38,665
Selling, general and administrative	3,727	5,599
Research, development and engineering	1,266	673
Gain on sale of assets	(13)	(167)
Amortization of intangibles	511	511

	30,640	45,281

Operating loss	(5,316)	(6,837)

Other Income (Expense):
Interest, net	296	(177)
Other, net	9	338

	305	161

Minority Interest in Income of Consolidated Subsidiary	—	(80)

Loss From Continuing Operations Before Income Taxes	(5,011)	(6,756)
Benefit from income taxes	(1,814)	(112)

Loss From Continuing Operations	(3,197)	(6,644)
Loss From Discontinued Operation, net of taxes	(2,278)	—

Net Loss	$(5,475)	$(6,644)

Loss Per Common Share – Basic and Diluted:
Loss From Continuing Operations	$(0.15)	(0.31)
Loss From Discontinued Operation	(0.11)	—

Net Loss	$(0.26)	$(0.31)

Weighted Average Number of Common Shares:
Basic and Diluted	21,286	21,321

The accompanying notes are an integral part of these condensed consolidated financial statements

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,475)	$(6,644)
Less loss – discontinued operations	(2,278)	—

Loss — continuing operations	(3,197)	(6,644)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,547	2,078
Minority interest in consolidated subsidiary	—	80
Deferred revenue	352	60
Provision for (reduction of) accounts receivable valuation reserves	22	(5)
Gain on disposal of assets	(13)	(167)
Benefit from deferred taxes, net	(3,051)	—
Foreign currency translation adjustments	(9)	(28)
Interest on notes payable	17	12
Interest on employee loan	(3)	—
CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	(305)	3,885
Decrease in inventories	(1,488)	(1,068)
(Increase) decrease in other assets	666	(58)
Increase (decrease) in accounts payable and accrued liabilities	7,248	(6,459)
Increase (decrease) in taxes payable/receivable	(92)	954

Net cash (used in) provided by operating activities	1,694	(7,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(241)	(619)
Proceeds from sale of assets	325	579
Purchase of intangibles	(1,025)	(93)
Purchase of investments	(5,263)	—
Proceeds from maturities/sales of short-term investments	12,922	5,132
Payments on stock subscription note receivable	—	185
Acquisitions and strategic investments	(5,524)	(2,384)

Net cash provided by investing activities	1,194	2,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from line of credit	—	5,000
Cash pledged for compensating cash arrangement	—	(5,000)
Payments on notes payable	(1)	(1,450)
Stock options exercised	—	6
Payments on capital leases	—	(482)

Net cash used in financing activities	(1)	(1,926)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	2,887	(6,486)
NET CASH USED IN AND CONTRIBUTED TO DISCONTINUED OPERATIONS	(1,375)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,512	(6,486)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,389	27,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,901	$21,490

NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable due on purchase of distribution rights license	2,882	—

The accompanying notes are an integral part of these condensed consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A	Three-Five Systems, Inc. (together with its subsidiaries, herein referred to as “we,” “us,” or “the Company”) is a global provider of electronics manufacturing services, or EMS. We design and manufacture electronic circuit printed board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the transportation, computing, consumer, industrial, medical, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turn-key packaging, fulfillment services, and turn-key supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture include monochrome and color liquid crystal display, or LCD, components, organic light emitting diodes, or OLEDs, cathode ray tubes, or CRTs, and flat panel monitors.

On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, into a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each of our stockholders receiving one share of Brillian common stock for every four shares of our common stock. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. The microdisplay business that we transferred to Brillian is now reported in these consolidated financial statements as Discontinued Operations.

Note B	Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following at (in thousands):

	December 31,	March 31,
	2003	2004
Raw materials	$14,188	$18,825
Work-in-process	5,321	3,371
Finished goods	6,345	6,072

	$25,854	$28,268

Shipping terms with one of our major customers is FOB destination, and many of those products are shipped by sea, taking four to six weeks to reach their destination. As a result, product in transit that was in our finish goods inventory was $3.4 million as of March 31, 2004 compared to $3.6 million as of December 31, 2003.

During the fourth quarter of 2003, we learned from a customer that a product shipped by us to them contained potentially defective parts. Those potentially defective parts were printed circuit boards supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased is not repairable. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included on those boards less the $158,000 value of the boards for which the supplier is obligated to repay at a minimum. The amount reserved was just over $1.0 million. It is our belief that that the liability for such inventory lies with the vendor of the defective printed circuit board; therefore, we will pursue recovery for such liability. Such recovery is still uncertain, so, we have not taken into account any potential recovery when establishing the reserve amount.

At year-end 2003, we held $778,000 of inventory relating to a program cancelled by a customer. At that time, we believed we would recover the carrying value of this inventory and did not establish a reserve. After further discussions and negotiations with this customer during the first quarter of 2004, we wrote off $332,000 of this inventory while receiving settlement against the remainder of the inventory.

Note C	Property, Plant, and Equipment:

Property, plant, and equipment consisted of the following at (in thousands):

	December 31,	March 31,
	2003	2004
Land and building	$6,122	$6,060
Furniture and equipment	40,907	41,089

	47,029	47,149
Less accumulated depreciation	(21,706)	(23,186)

	$25,323	$23,963

Note D	Asset Held for Sale:

During the fourth quarter of 2003, we formalized plans to sell our Tempe, Arizona corporate facility; therefore, we reclassified $8.6 million of our building and improvements to assets held for sale. The building was listed and actively marketed for sale at the beginning of October 2003; therefore, no depreciation expense has occurred since the third quarter of 2003

Note E	Intangibles:

In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and we entered into a $2.9 million term loan. In the first quarter of 2004, we paid $1.4 million against the term loan. The unpaid $1.5 million is due in January 2005 and is subject to reduction if certain margin targets are not met.

Intangibles consist of mask works, trademarks, customer lists, and distribution rights. SFAS 142, Goodwill and Other Intangible Assets, requires purchased intangible assets with definitive lives to be amortized over their useful lives. Purchased intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from three to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized.

Intangible assets consisted of the following (in thousands) at December 31, 2003 and March 31, 2004:

		Accumulated	Book	Weighted
December 31, 2003	Acquisition Value	Amortization	Value	Avg Life
Amortized Intangible Assets:
Mask works	$991	$—	$991	3.0
Customer lists	5,000	(1,523)	3,477	4.2
License	3,882	(776)	3,106	5.0

	$9,873	$(2,299)	$7,574	4.4

		Accumulated	Book	Weighted
March 31, 2004	Acquisition Value	Amortization	Value	Avg Life
Amortized Intangible Assets:
Mask works	$1,084	$—	$1,084	3.0
Customer lists	5,000	(1,839)	3,161	4.2
License	3,882	(971)	2,911	5.0

	$9,966	$(2,810)	$7,156	4.4

Intangible asset amortization expense for both the three months ended March 31, 2003 and 2004 was $511,000.

Estimated annual amortization expense through 2008 and thereafter related to intangible assets reported as of March 31, 2004 is as follows (in thousands):

Fiscal Year
2004	$2,263
2005	2,344
2006	1,735
2007	1,315
2008	4
Thereafter	6

$7,667

Note F	Segment Information:

We offer advanced design and manufacturing services with an emphasis on displays. Historically, we focused on display-oriented products, although we have always performed extended manufacturing in conjunction with the display module. In the past 15 months, we expanded the value-added manufacturing services we provide through several acquisitions. As a result, we now provide printed circuit board assembly, or PCBA, radio frequency, or RF, module assembly, new product introduction, or NPI, box build, and order fulfillment, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs. The products we manufacture for customers are of varying sizes and have varying levels of integration.

As a result of the spin-off of our microdisplay division through Brillian, we now report only one operating segment, although we also track net sales and certain property, plant, equipment, and intangibles by geographic location. Net sales by geographic area are determined based upon the location of the end customer, while long-lived assets are based upon physical location of the assets. The following includes net sales (in thousands) for our designated geographic areas:

	North
	America	Asia	Europe	Total
March 31, 2003
Net sales	$15,760	$6,670	$2,894	$25,324
Property, plant, equipment, and intangibles, net	20,066	14,072	4	34,142
Goodwill	34,094	—	—	34,094
March 31, 2004
Net sales	$21,601	$5,393	$11,450	$38,444
Property, plant, equipment, and intangibles, net	10,855	20,252	12	31,119
Goodwill	34,291	315	—	34,606

In the first quarter of 2004, our sales were distributed over six major markets: transportation, computing, consumer, industrial, medical, and telecommunications. Our net sales distributed by market were as follows:

	Three Months Ended
	March 31
	2003	2004
Computing	42.9%	47.7%
Telecom	26.9%	16.8%
Industrial	10.2%	11.3%
Medical	17.2%	9.6%
Consumer	2.3%	8.5%
Transportation	0.5%	6.1%

Note G	Comprehensive loss (in thousands) for the periods was as follows:

	Three Months Ended
	March 31,
	2003	2004
Net loss	$(5,475)	$(6,644)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	(28)
Unrealized gain (loss) on securities, net of tax securities, net of tax	(17)	2

Comprehensive loss	$(5,501)	$(6,670)

Note H	Stock Compensation:

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.78% and 2.80% for the three months ended March 31, 2003, and 2004; expected dividend yields of zero for all scenarios; expected lives of 6.1 years for 2003 and 5.7 years for 2004; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74.4% and 79.6% for the three months ended March 31, 2003 and 2004, respectively. The compensation costs for the three months ended March 31, 2003 are tax-effected and the compensation costs for the three months ended March 31, 2004 are not tax-effected. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2003	2004
Net loss:
As reported	$(5,475)	$(6,644)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(764)	(1,851)

Pro forma net loss	$(6,239)	$(8,495)

Basic and diluted net loss per share:
As reported	$(0.26)	$(0.31)
Pro forma	(0.29)	(0.40)

Note I	Earnings Per Share:

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year before giving effect to stock options and warrants considered to be dilutive common stock equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. Set forth below (in thousands) are the disclosures required pursuant to SFAS No. 128 – Earnings per Share:

	Three Months Ended
	March 31,
	2003	2004
Basic and diluted loss per share:
Net loss	(5,475)	(6,644)

Weighted average common shares	21,286	21,321

Basic and diluted loss per share amount	$(0.26)	$(0.31)

For the three months ended March 31, 2003 and 2004, the effect of 8,638 and 224,004 shares, respectively, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share.

Note J	Debt:

In the first quarter of 2004, we entered into a credit facility with First National Bank. That $5.0 million credit facility, which matures in June 2004, is secured by a restricted cash deposit. We borrowed the full amount of $5.0 under that credit facility in the first quarter of 2004. Advances under the facility are made as prime rate advances, which accrue interest payable monthly at the bank’s prime lending rate. After the end of the first quarter of 2004, that loan was repaid in it’s entirety.

In January 2003, we signed a term loan of $2.9 million to Data International. In the first quarter of 2004, we paid $1.4 million against the term loan. The unpaid $1.5 million is due in January 2005 and is subject to reduction if certain margin targets are not met.

Note K	Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. This guarantee was assumed by Brillian Corporation in the spin-off. As we have not yet been released from our obligation on the guarantee, if Brillian becomes required to pay on the guarantee and is unable to satisfy its obligation, we would be secondarily liable and would be required to pay this guarantee to the lender. As of March 31, 2004, the outstanding balance on the debt was $398,000. This loan guarantee has a five-year term and matures in January 2007.

We are also included in certain legal and administrative proceedings arising in the normal course of business. In our opinion, the ultimate settlement of these legal and administrative proceedings will not materially impact our financial position or results of operations.

Note L	Recently Issued Accounting Standards:

In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after

December 15, 2003. We have no variable interest entities and do not believe that FIN No. 46 (R) will impact our future financial results.

Note M Subsequent Events:

In the second quarter of 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS Electronic Manufacturing Services Sdn. Bhd. (“TFS-Malaysia”) for approximately 423,000 shares of our common stock in a transaction valued at approximately $2.5 million, which is an amount equal to Unico Holdings’ original purchase price for TFS-Malaysia. As a result of that transaction, we will own 100% of TFS-Malaysia.

In April, 2004, we purchased our facility in Manila from our lessor and paid $3.8 million. Of the $3.8 million paid, $3.0 million will be assigned to the carrying value of the building and $788,000 will be applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation (“RBF”) for a 50 year land right. The 50 year land right is still awaiting formal approval by the Philippine Department of Trade and Industry. If not approved, the land right agreement will be changed to a 25 year lease agreement with RBF. Lastly, we also executed an agreement with RBF for the option to purchase the leased land for $1 at any time until April 23, 2014. As a result of the building purchase and land right agreement, we will no longer be required to pay the $7.8 million over the next 7 years that was remaining on our original ten year lease agreement.

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

Overview

     Current Operations

          We are a global provider of electronics manufacturing services, or EMS. We design and manufacture printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the transportation, computing, consumer, industrial, medical, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turnkey packaging, fulfillment services, and turnkey supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. These display modules and systems we design and manufacture include monochrome and color liquid crystal display, or LCD, components, organic light emitting diodes, or OLEDs, cathode ray tubes, or CRTs, and flat panel monitors.

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

          Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. We have factories in Washington and Massachusetts in the United States and in the Philippines, Malaysia, and China. In Washington and in Malaysia, we provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. In Massachusetts, we provide aftermarket customization of flat panel displays and CRTs. In the Philippines and China, we assemble displays into modules and are adding some of the manufacturing services offered in Washington and Malaysia. We also assemble RF modules in the Philippines. In the first quarter of 2004, we announced that we are consolidating our overseas LCD module operations in China. Once that consolidation has occurred, the Philippines facility will focus exclusively on RF modules.

          Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facility costs. In general, these costs have risen as a result of the acquisitions we have completed in the last 15 months. We make substantially all of our sales directly to customers through a sales force that consists mainly of direct technical sales persons, but also includes a small representative network. As a result, there is no material cost of distribution in our selling, general, and administrative expense.

          Research, development, and engineering expense consists principally of salaries and benefits to design engineers and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. In general, these costs have declined in the last few years because we no longer do any pure research work. Thus, most of our expense relates to the development engineering costs associated with preproduction design and prototyping of custom products and the conceptual formulation and design of potential standard display products. We also have moved some of our engineering resources to Asia, resulting in lower costs.

          We also incur expenses relating to the amortization of intangibles. Those expenses relate to amortizable intangibles acquired in acquisitions as described below.

     Future Operations

          Our long-term model is to have gross margins of 12 percent to 14 percent and operating costs of between six percent and eight percent of revenue. Our goal is to achieve an interim model within 15 months of 10 percent to 12 percent gross margins with operating costs of between eight percent and 11 percent of revenue. The drivers to achieving our long-term and interim models are improving the utilization of our off-shore factories through increased revenue and improving our gross margins by focusing on markets, like gaming and medical, that value our unique combination of global EMS capabilities and display expertise.

     Historic Operations

          Prior to 2002, our business strategy was to seek large-volume display programs from major original equipment manufacturers, or OEMs, typically 100,000 units per year or higher, with selling prices of approximately $7 per unit. Although our focus was designing and manufacturing display modules, we often engaged in extended contract manufacturing services for other items related to the display modules, such as printed circuit boards, keyboards, microphones, speakers, plastic housing, and other similar components. We also manufactured liquid crystal displays glass cells from 1995 to 2002. From 1998 to 2002, substantially all of our large volume business was in providing display modules for Motorola handsets. In 2001, new monochrome design wins in that business became unprofitable; thus, we began to refocus our strategy to expand our customer base and our product and service offering. We further modified our strategy in late 2002 to expand our manufacturing services to include products that do not need displays.

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

          The substantial shift in our business strategy has resulted in increased selling and administrative costs. By previously focusing on one market and one customer, we were able to maintain selling, general and administrative at a very low level. By contrast, we now have many more customers requiring more sales interface. In addition, administrative costs have increased as we have increased the number of operating locations in the United States and around the world. In addition, as a result of the Sarbanes-Oxley Act of 2002, we have incurred additional administrative expenses, such as additional auditing fees and the costs related to the establishment of an internal auditing function. In addition, the shift in sales strategy from a high-volume focus to a more value-add focus has resulted in reduced volumes at higher selling prices. The reduced volumes have resulted in some excess capacity at our factories overseas.

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

          In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. In conjunction with the agreement, we established a sales office in Orlando, Florida, and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and we entered into a $2.9 million term loan. In the first quarter of 2004, we paid $1.4 million against the term loan. The remaining $1.5 million is due in January 2005 and is subject to reduction if certain margin targets are not met.

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

          In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese

Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which was used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-Malaysia. The principal balance on that lease was $7.6 million as of March 31, 2004. In the second quarter of 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock in a transaction valued at approximately $2.5 million, which is an amount equal to Unico Holdings’ original purchase price for TFS-Malaysia. As a result of that transaction, we will own 100% of TFS-Malaysia.

          In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company liquidating its business. Under that transaction, we bought the raw materials inventory of Integrex for $1.4 million and hired certain of its employees. We also obtained the rights to most of its customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue receipts from former Integrex customers. In February of 2004 and at a second closing in April 2004, we paid non-refundable license fees to Integrex. The nonrefundable license fees total $1.3 million. At the second closing in April, we also acquired $300,000 of capital equipment.

     Discontinued Operations

          On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, into a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each of our stockholders receiving one share of Brillian common stock for every four shares of our common stock. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. For more information on the reasons for the spin-off, as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and other filings by Brillian with the Securities and Exchange Commission. The microdisplay business that we transferred to Brillian is now reported in our consolidated financial statements as Discontinued Operations.

Critical Accounting Policies and Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to sales returns, bad debts, inventories, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

          We recognize revenue from product sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. This means that when a product is shipped from one of our factories under the terms “FOB Factory” then the risk of loss passes to the customer when the product leaves our factory and we recognize revenue at that time. On the other hand, when a product is shipped “FOB Destination” then the risk of loss during transit is maintained by us. Thus, we recognize revenue when the product is accepted by the customer. Shipping terms with one of our major customers is FOB Destination, and many of those products are shipped by sea, taking four to six weeks to reach their destination. As a result, we frequently have a significant amount of product in transit at the end of each quarter and in our finished goods inventory.

          We recognize revenue related to engineering and tooling services after service has been rendered, which is determined based upon completion of agreed-upon milestones or deliverables.

          Sales allowances are estimated based upon historical experience of sales returns. To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

          We write down our inventory for estimated obsolescence or unmarketable inventory. We write down our inventory to estimated market value based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

          During the fourth quarter of 2003, we learned from a customer that a product shipped by us to them contained potentially defective printed circuit boards. Those potentially defective parts were supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased is not repairable. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included in those boards less the $158,000 value of the components for which the supplier is obligated to repay at a minimum. The amount reserved was just over $1.0 million. It is our belief that that the liability for such inventory lies with the vendor of the defective printed circuit board; therefore, we will pursue recovery for such liability. Such recovery is still uncertain, so, we have not taken into account any potential recovery when establishing the reserve amount.

          At year-end 2003, we held $778,000 of inventory relating to a program cancelled by a customer. At that time, we believed we had no liability for this inventory and did not establish a reserve. After further discussions and negotiations with that customer during the first quarter of 2004, we wrote off $332,000 of this inventory while receiving settlement against the remainder of the inventory.

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

Results of Operations

     Three months ended March 31, 2004 compared to three months ended March 31, 2003

          Net Sales. Net sales increased 52% to $38.4 million in the first quarter of 2004 from $25.3 million in the first quarter of 2003. The increase in year over year quarterly revenue was primarily a result of growth in our box build/PCBA business in computing including the addition of TFS-Malaysia. We also added our RF module business, which increased sales in the transportation and consumer markets. Although we increased our sales of color display modules to the telecom market, our monochrome display module sales, a substantial portion of which were to Motorola in 2003, declined. In fact, Motorola accounted for less than 10% of our net sales in the first quarter of 2004 compared to 22% in the first quarter of 2003. We had only one customer that accounted for more than 10% of our net sales in the first quarter of 2004, and that customer, which is in the computer peripherals business, accounted for 36% of our net sales. The sales in our top six markets (in thousands) on a comparative quarterly basis are broken down as follows:

	Three Months Ended March 31,
	2003	2004
Computing	$10,864	$18,338
Telecom	6,812	6,459
Industrial	2,583	4,344
Medical	4,356	3,691
Consumer	583	3,268
Transportation	126	2,344

TOTAL	25,324	$38,444

          Gross Margin. Our gross margin in the first quarter of 2004 was a negative $221,000 compared to a positive $175,000 in the first quarter of 2003. In the first quarter of 2004, we incurred two one-time expense items in our gross margin totaling $1.8 million, or $0.08 per share. First, as previously announced, we are consolidating our display module operations in China in order to streamline our factories and improve our capacity utilization. This consolidation resulted in approximately $800,000 of planned one-time expenses in the first quarter relating to employee termination issues in Manila. Second, we incurred an unplanned inventory write-off of just over $1.0 million, relating to a supplier’s defective component. It is possible that some or that entire amount will be reimbursed to us by the supplier in the next several months, although we have no set date for resolution of that issue. Without these one-time items, our gross margins would have been in the 4% range, which is comparable with the fourth quarter of 2003. We believe that all of the product pricing issues, such as color display and RF products, are behind us now, and the principal impact for the remainder of the year on our gross margins will be excess factory capacity overseas. Currently, we are about 40% utilized overseas, but we expect that to rise to over 60% by the end of the year. These currently reduced manufacturing volumes result in under-absorption of our fixed manufacturing costs. As we begin to ramp new product builds overseas in the second half of the year, gross margins should steadily improve.

          Selling, General, and Administrative Expense. Selling, general, and administrative expense increased to $5.6 million in the first quarter of 2004 from $3.7 million in the first quarter of 2003. SG&A expense was 15% of net sales in the first quarter of 2004 and 2003. This increase in SG&A expense occurred primarily because of additional finance and administrative expenses of $946,000 associated with our increased infrastructure and additional selling costs of $926,000 associated with personnel added from acquisitions and as we expand our market focus.

          Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $673,000 in the first quarter of 2004 from $1.3 million in the first quarter of 2003. Research, development, and engineering expense was 2% of net sales in the first quarter of 2004 compared to 5% in the first quarter of 2003. The decrease in the first quarter of 2004 was due to two reasons. First, we have significantly reduced our pure research efforts in displays as we have spun off our microdisplay business and become more of a manufacturing services company versus a product company. Second, we have continued to move our engineering efforts to Asia, resulting in lower overall costs.

          Amortization of Intangibles. The amortization of customer lists of $511,000 was identical for the first quarters of 2004 and 2003. The amortization relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

          Other Income, Net. Other income was $161,000 in the first quarter of 2004 compared to $305,000 in the first quarter of 2003. The composition and differences of the items that make up other income are as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Interest Income	$356	$108
Interest Expense	(60)	(285)
Rental and Service Income from Brillian	—	306
Foreign Exchange and Other Gain (Loss)	9	32

Other Income, net	305	161

Interest income decreased as a result of lower cash and short-term investment balances. Interest expense increased as a result of the capital leases. The rental and service income from Brillian increased as a result of the spin-off of our microdisplay business to Brillian Corporation, which is renting part of our existing building and paying for some information technology services.

          Minority Interest. We control and own 60% of the business in TFS-Malaysia. Since that business had a profit in the first quarter of 2004, we recorded an expense of $80,000 to account for the profits allocated to the minority interest holder. We had no minority interest partners in the first quarter of 2003. After the end of the first quarter of 2004, we signed an agreement to acquire the remaining 40% of TFS-Malaysia and thus we will no longer have a minority interest line item.

          Benefit from Income Taxes. We recorded a benefit from income taxes of $112,000 in the first quarter of 2004 compared to a benefit from income taxes of $1.8 million for the first quarter of 2003. The benefit in the first quarter of 2004 related to a tax refunds received. The $1.8 million benefit from taxes in 2003 added to our deferred tax asset that we later wrote off during the third quarter of 2003. We recorded a charge in the third quarter 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance is described above in “Critical Accounting Policies and Estimates.” As a result, we generally no longer record a tax benefit for losses.

          Net Loss. Our net loss was $6.6 million, or $0.31 per diluted share, in the first quarter of 2004 compared to a net loss of $5.5 million, or $0.26 per diluted share, in the first quarter of 2003. The net loss in the first quarter of 2003 included $2.3 million, or $0.11 per share, from discontinued operations relating to our former microdisplay business. As described above in “Discontinued Operations,” our microdisplay division was spun off as a separate public company, as of September 15, 2003.

Liquidity and Capital Resources

          At March 31, 2004, we had cash and restricted cash of $26.5 million compared to cash and short-term investments of $33.1 million at December 31, 2003. The reductions to these balances over the last three months can be summarized as follows:

Operating Cash Outflows	$(7,360)
Capital Expenditures, Acquisitions and Strategic Investments (a)	$(2,517)
Cash from Borrowings, Net of Debt and Capital Lease Repayments	$3,068

(a) Includes the following line items from page 3 of the Condensed Consolidated Statements of Cash Flows: purchases of property, plant, and equipment, proceeds from sale of assets, purchase of intangibles, acquisitions, and strategic investments.

          In the first quarter of 2004, we had $7.4 million in net cash outflow from operations compared to $1.7 million in net cash inflow from operations in the first quarter of 2003. Our inventory turns were 5.7 and day sales outstanding, or DSOs, were 62 days in the first quarter of 2004 compared with 5.4 inventory turns and 60 DSOs in the first quarter of 2003. Our inventory turns were negatively affected in the first quarter of 2004 because we purchased buffer stock to insure a smooth move of our module operations from Manila to Beijing. The calculation of inventory turns for 2003 excluded the inventory purchased from Microtune at the end of the quarter. DSO’s were within our historic range, but increased in the first quarter of 2004 because of a chronically late-paying European customer. Our depreciation and amortization expense was $2.1 million in the first quarter of 2004 compared with $1.5 million in the first quarter of 2003.

          During the first quarter of 2004, we incurred capital and intangible additions of $712,000. This was principally related to our implementation of an enterprise resource planning, or ERP, platform. In addition, we had proceeds from the sale of unused equipment equal to $579,000. Thus, we had net capital additions of $133,000. We also made a $1.4 million payment to Data International on the term loan that related to the licenses to resell certain standard products. A final $1.5 million payment on that note is due to Data International in January 2005. During the first quarter of 2004, we also consummated the Integrex transaction, described above, for an initial cash outlay of $2.3 million for inventory and prepaid license fees. In April 2004, we paid an additional $713,000 to Integrex for license fees and equipment.

          In April, 2004, we purchased our facility in Manila from our lessor and paid $3.8 million. Of the $3.8 million paid, $3.0 million will be assigned to the carrying value of the building and $788,000 will be applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation (“RBF”) for a 50 year land right. The 50 year land right is still awaiting formal approval by the Philippine Department of Trade and Industry. If not approved, the land right agreement will be changed to a 25 year lease agreement with the RBF. Lastly, we also executed an agreement with the RBF for the option to purchase the leased land for $1 at any time until April 23, 2014. As a result of the building purchase and land right agreement, we will no longer be required to pay the $7.8 million over the next 7 years that was remaining on our original ten year lease agreement.

          Our working capital was $53.0 million and our current ratio was 2.4-to-1 at March 31, 2004, down from working capital of $59.6 million and a current ratio of 2.5-to-1 at December 31, 2003. These decreases are primarily because of reduced cash balances.

          While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese Renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine Pesos, British Pounds Sterling, Malaysian Ringgit, and Chinese Renminbi. Thus, fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. These currency risks are particularly important since sales outside North America represented 44% of our net sales in the first quarter of 2004 and 46% of our net sales in 2003. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in each of these periods.

          We entered into a temporary arrangement with First National Bank in the first quarter of 2004 under which we borrowed $5.0 million secured by restricted cash deposits. We used most of those proceeds to purchase our facility in Manila as described above. After the end of the first quarter of 2004, that loan was repaid in it’s entirety. We expect to sign one or more permanent facilities in the second quarter of 2004 secured by various assets including accounts receivable, inventory and our Tempe building. The following tables list our contractual obligations and commercial commitments as of March 31, 2004:

	Payments due by Period
Contractual Obligations	Total	Less			6 Years
(in thousands)	Obligations	than 1 Year	1-3 Years	4-5 Years	and Over
Notes Payable	1,518	1,518	—	—	—
Operating Leases	19,901	3,775	6,300	2,493	7,333
Capital Leases	8,413	2,409	5,983	21	—

Total Contractual Cash Obligations	$29,832	$7,702	$12,283	$2,514	$7,333

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less			6 Years
(in thousands)	Commitments	than 1 Year	1-3 Years	4-5 Years	and Over
Guarantee	$398	$107	$291	$—	$—

          The operating leases include leases for our factories in Penang, Washington, Massachusetts, our ground lease in Arizona, a building lease in Manila, and our sales office in Florida. In the second quarter of 2004, we purchased our building facility in Manila. As a result of the building purchase, we will no longer be required to pay the $7.8 million over the next 7 years that was remaining on our original ten year lease agreement. The capital leases are for our equipment in Malaysia and Washington. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a privately held company developing microdisplay products. Brillian assumed this guarantee in the spin-off. If the lending institution were to declare VoiceViewer to be in default under the loan, however, and if Brillian Corporation were unable to satisfy its obligation as primary guarantor, then we would be required to pay the guaranteed amount.

          We have no other long-term debt, capital lease obligations, unconditional purchase obligations, or other long-term obligations, and we do not have any other commercial commitments or other off-balance sheet arrangements.

          Our cash balance, not including our restricted cash deposit held by First National Bank as collateral for its $5.0 million loan, is $21.5 million. We expect operating cash outflow to consume only a small portion of our cash reserves for the remaining of 2004, but based on our revenue forecast, we will need substantial working capital in the second half of 2004. We believe that our existing cash balances plus our expected loan commitments will provide adequate sources to fund our operations and planned expenditures through 2004, as well as to meet our contractual obligations. Our currently planned remaining cash outflows for 2004 include capital expenditures of less than $2.5 million.

          It is possible that stronger second half sales would require additional funding for working capital. In addition, we expect to continue our acquisition strategy. As a result, we have recently filed a Form S-3 registration statement to register 6,000,000 shares of our common stock for possible sale. There is no assurance there will be a market for our shares or that any such equity offering of shares will raise sufficient amounts to fund all of our requirements. As a result, we may be required to pursue alternative methods of financing or raising capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards

          In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003. We have no variable interest entities and do not believe that FIN No. 46 (R) will impact our future financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There are no material changes in reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Controls Evaluation and Related CEO and CFO Certifications

          We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

          Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

          Our management, including the CEO and CFO, can not assure that our Disclosure Controls will prevent all error. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

Scope of the Controls Evaluation

          The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify issues and confirm that appropriate corrective action, including process improvements, were being undertaken. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our independent auditors, who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

          Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize, and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

          Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding financial disclosure.

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

31.1 Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1)	Report on Form 8-K dated January 7, 2004, furnishing Item 9 Regulation FD disclosure.

2)	Report on Form 8-K dated February 5, 2004, furnishing Item 12 Results of Operations and Financial Condition disclosure.

3)	Report on Form 8-K dated February 18, 2004, furnishing Item 9 Regulation FD disclosure.

4)	Report on Form 8-K dated February 26, 2004, furnishing Item 9 Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.
Date: May 7, 2004	By:	/s/ Jeffrey D. Buchanan
Jeffrey D. Buchanan
Chief Financial Officer, Secretary, and Treasurer