Form 10-Q
period 2004-06-30
THREE FIVE SYSTEMS INC
filed 2004-08-09
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act Of 1934

For the Quarter Ended June 30, 2004

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

YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practicable date.

CLASS	OUTSTANDING AS OF JULY 31, 2004
Common Stock, par value $.01 per share	21,767,653

THREE-FIVE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2004

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	DECEMBER 31,	JUNE 30,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,976	$18,700
Short-term investments	5,130	—
Accounts receivable, net	28,133	24,722
Inventories	25,854	28,213
Income taxes receivable	678	13
Deferred tax asset	130	122
Assets held for sale	8,615	8,615
Other current assets	2,782	4,329

Total current assets	99,298	84,714
Property, Plant and Equipment, net	25,323	27,901
Intangibles, net	7,574	6,647
Goodwill	34,606	34,805
Other Assets	436	216

Total Assets	$167,237	$154,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,826	$25,147
Accrued liabilities	4,917	4,403
Deferred revenue	48	—
Current portion of long-term debt	1,515	1,527
Current portion of capital leases	2,352	2,682
Lines of credit	—	8,416

Total Current Liabilities	39,658	42,175

Long-term Debt	1,441	—

Capital Leases	6,543	5,348

Commitments and Contingencies (Note L)
Minority Interest in Consolidated Subsidiary	2,563	—

Stockholders’ Equity:
Common stock	220	220
Additional paid-in capital	200,930	201,053
Accumulated deficit	(74,915)	(92,803)
Stock subscription note receivable	(185)	—
Accumulated other comprehensive loss	(515)	(539)
Less – treasury stock, at cost	(8,503)	(1,171)

Total stockholders’ equity	117,032	106,760

	$167,237	$154,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Net Sales	$45,992	$37,632	$71,316	$76,076

Costs and Expenses:
Cost of sales	44,098	37,765	69,247	76,430
Selling, general, and administrative	4,085	5,682	7,812	11,281
Research, development, and engineering	1,388	685	2,654	1,358
(Gain) Loss on sale of assets	8	(57)	(5)	(224)
Amortization of intangibles	511	511	1,022	1,022

	50,090	44,586	80,730	89,867

Operating Loss	(4,098)	(6,954)	(9,414)	(13,791)

Other Income (Expense):
Interest, net	199	(254)	495	(431)
Other, net	(47)	413	(38)	751

	152	159	457	320
Minority Interest in (Income) Loss of Consolidated Subsidiary	(43)	58	(43)	(22)

Loss From Continuing Operations Before Income Taxes	(3,989)	(6,737)	(9,000)	(13,493)
Benefit from income taxes	(1,456)	(16)	(3,270)	(128)

Loss From Continuing Operations	(2,533)	(6,721)	(5,730)	(13,365)
Loss From Discontinued Operation, net of taxes	(2,343)	—	(4,621)	—

Net Loss	$(4,876)	$(6,721)	$(10,351)	$(13,365)

Loss Per Common Share – Basic and Diluted:
Loss From Continuing Operations	$(0.12)	$(0.31)	$(0.27)	$(0.62)
Loss From Discontinued Operations	(0.11)	—	(0.22)	—

Net Loss	$(0.23)	$(0.31)	$(0.49)	$(0.62)

Weighted Average Number of Common Shares:
Basic and diluted	21,293	21,632	21,289	21,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,351)	$(13,365)
Less loss – discontinued operations	(4,621)	—

Loss – continuing operations	(5,730)	(13,365)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,510	3,853
Stock compensation	50	50
Minority interest in consolidated subsidiary	43	22
Deferred revenue	1	(48)
Provision for (reduction of) accounts receivable valuation reserves	51	(29)
Gain on sale of assets	(5)	(224)
Benefit from deferred taxes, net	(5,889)	—
Foreign currency translation adjustments	(6)	(26)
Accretion of interest on long-term debt	58	21
Interest on employee loan	(6)	—
CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	(11,167)	3,440
(Increase) decrease in inventories	(4,615)	(1,013)
(Increase) decrease in other assets	(110)	109
Increase (decrease) in accounts payable and accrued liabilities	18,841	(6,193)
Increase (decrease) in taxes payable/receivable	(43)	673

Net cash (used in) provided by operating activities	(5,017)	(12,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(996)	(5,822)
Proceeds from sale of assets	353	636
Purchase of intangibles	(1,326)	(94)
Purchase of investments	(8,263)	—
Proceeds from maturities/sales of short-term investments	35,458	5,132
Payments on stock subscription note receivable	—	185
Acquisitions and strategic investments	(8,516)	(2,757)

Net cash (used in) provided by investing activities	16,710	(2,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	—	8,416
Payments on long-term debt	(28)	(1,450)
Stock options exercised	—	73
Payments on capital leases	(390)	(865)
Receipt from minority interest	2,527	—

Net cash (used in) provided by financing activities	2,109	6,174

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CONTINUING OPERATIONS	13,802	(9,276)
NET CASH USED IN AND CONTRIBUTED TO DISCONTINUED OPERATIONS	(3,773)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,029	(9,276)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,389	27,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,418	$18,700

NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable due on purchase of distribution rights license	$2,882	$—
Note payable due on purchase of Microtune inventory and equipment	2,594	—
Capital lease due on purchase of Unico equipment	9,375	—
Treasury stock issued to purchase Unico minority interest	—	2,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A	Three-Five Systems, Inc. (together with its subsidiaries, herein referred to as “we,” “us,” or “the Company”) is a global provider of electronics manufacturing services, or EMS. We design and manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the transportation, computing, consumer, industrial, medical, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turn-key packaging, fulfillment services, and turn-key supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture include monochrome and color liquid crystal display, or LCD, components, organic light emitting diodes, or OLEDs, cathode ray tubes, or CRTs, and flat panel monitors.

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

Note B	Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following at (in thousands):

	December 31,	June 30,
	2003	2004
Raw materials	$14,188	$19,413
Work-in-process	5,321	3,687
Finished goods.	6,345	5,113

	$25,854	$28,213

Shipping terms with one of our major customers is FOB destination, and many of those products are shipped by sea, taking four to six weeks to reach their destination. As a result, product in transit that was in our finished goods inventory was $2.8 million as of June 30, 2004 compared to $3.6 million as of December 31, 2003.

During the fourth quarter of 2003, we learned from a customer that a product shipped by us to them contained potentially defective parts. Those potentially defective parts were printed circuit boards supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased was not repairable. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included on those boards less the $158,000 value of the boards for which the supplier is obligated to repay at a minimum. The amount reserved was just over $1.0 million.

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

During the second quarter of 2004, a telecommunications customer declared bankruptcy. As a result of that event, we had to write off $127,000 in accounts receivable and take a $567,000 reserve against inventory relating to specific programs for that customer.

Note C	Property, Plant, and Equipment:

Property, plant, and equipment consisted of the following at (in thousands):

	December 31,	June 30,
	2003	2004
Land and building	$6,122	$10,124
Furniture and equipment	40,907	42,228

	47,029	52,352
Less accumulated depreciation	(21,706)	(24,451)

	$25,323	$27,901

In April, 2004, we purchased our facility in Manila from our lessor and paid $3.8 million. Of the $3.8 million paid, $2.9 million was assigned to the carrying value of the building and $846,000 was applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation (“RBF”) for a 50 year land right. The 50 year land right is still awaiting formal approval by the Philippine Department of Trade and Industry. If not approved, the land right agreement will be changed to a 25 year lease agreement with RBF. Lastly, we also executed an agreement with RBF for the option to purchase the leased land for $1 at any time until April 23, 2014. As a result of the building purchase and land right agreement, we will no longer be required to pay the $7.8 million in lease payments due over the next 7 years that was remaining on our original ten year lease agreement.

The remaining capital expenditures related primarily to equipment purchased from Integrex and our ongoing ERP implementation.

Note D	Asset Held for Sale:

During the fourth quarter of 2003, we formalized plans to sell our Tempe, Arizona corporate facility; therefore, we reclassified $8.6 million of our building and improvements to assets held for sale. The building was listed and actively marketed for sale at the beginning of October 2003; therefore, no depreciation expense has been recorded since the third quarter of 2003.

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

Intangibles consist of mask works, trademarks, customer lists, and distribution rights. SFAS No. 142, Goodwill and Other Intangible Assets, requires purchased intangible assets with finite lives to be amortized over their useful lives. Purchased intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized.

Intangible assets consisted of the following (in thousands):

	Acquisition	Accumulated	Book	Weighted
December 31, 2003	Value	Amortization	Value	Avg Life

Amortized Intangible Assets:
Mask works	$991	$—	$991	3.0
Customer lists	5,000	(1,523)	3,477	4.2
License	3,882	(776)	3,106	5.0

	$9,873	$(2,299)	$7,574	4.4

	Acquisition	Accumulated	Book	Weighted
June 30, 2004	Value	Amortization	Value	Avg Life

Amortized Intangible Assets:
Mask works	$1,086	$—	$1,086	2.5
Customer lists	5,000	(2,156)	2,844	4.2
License	3,882	(1,165)	2,717	5.0

	$9,968	$(3,321)	$6,647	4.3

Intangible asset amortization expense for both the six months ended June 30, 2004 and June 30, 2003 was $1.0 million.

Estimated annual amortization expense through 2008 and thereafter related to intangible assets reported as of June 30, 2004 is as follows (in thousands):

Fiscal Year	Amortization
2004	$2,263
2005	2,443
2006	1,686
2007	1,266
2008	4
Thereafter	7

$7,669

Note F	Goodwill:

Goodwill increased $199,000 primarily from the purchase of the ownership interest in TFS Electronic Manufacturing Services Sdn. Bhd. (“TFS-Malaysia”).

In the second quarter of 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million compared, to Unico Holdings’ interest of $2.6 million. As a result of that transaction, we now own 100% of TFS-Malaysia.

Changes in goodwill from December 31, 2003 to June 30, 2004 (in thousands) were as follows:

Balance at December 31, 2003	$34,606
Change	199

Balance at June 30, 2004	$34,805

Note G	Segment Information:

We offer advanced design and manufacturing services with an emphasis on displays. Historically, we focused on display-oriented products, although we have always performed extended manufacturing in conjunction with the display module. In the past two years, we expanded the value-added manufacturing services we provide through several acquisitions. As a result, we now provide printed circuit board assembly, or PCBA, radio frequency, or RF, module assembly, new product introduction, or NPI, box build, and order fulfillment, even in products that do not need displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs, organic light emitting diodes, or OLEDs, and cathode ray tubes, or CRTs.

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

	North
	America	Asia	Europe	Total
Three months ended June 30, 2003
Net sales	$24,028	$10,775	$11,189	$45,992
Three months ended June 30, 2004
Net sales	$25,808	$5,782	$6,042	$37,632
Six months ended June 30, 2003
Net sales	$39,788	$17,445	$14,083	$71,316
Property, plant, equipment, and intangibles, net	19,492	22,994	7	42,493
Goodwill	34,123	315	—	34,438
Six months ended June 30, 2004
Net sales	$47,409	$11,175	$17,492	$76,076
Property, plant, equipment, and intangibles, net	16,483	18,053	12	34,548
Goodwill	34,258	547	—	34,805

In the second quarter of 2004, our sales were distributed over six major markets: computing, consumer, industrial, medical, telecommunications, and transportation. Our net sales distributed by market were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Markets	2003	2004	2003	2004
Computing	34.3%	49.8%	37.3%	48.8%
Consumer	6.9%	12.0%	5.3%	10.2%
Industrial	8.8%	14.7%	9.3%	13.0%
Medical	14.1%	11.8%	15.2%	10.6%
Telecommunications	30.3%	4.9%	29.0%	11.0%
Transportation	5.6%	6.8%	3.9%	6.4%

Note H	Comprehensive loss (in thousands) for the periods was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss	$(4,876)	$(6,721)	$(10,351)	$(13,365)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	2	(6)	(26)
Unrealized gain (loss) on securities, net of tax securities, net of tax	(29)	—	(46)	2

Comprehensive loss	$(4,902)	$(6,719)	$(10,403)	$(13,389)

Note I	Stock Compensation:

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.46% and 3.81% for the three months ended June 30, 2003, and 2004; expected dividend yields of zero for all scenarios; expected lives of 6.1 years for 2003 and 5.7 years for 2004; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74.2% and 79.2% for the three months ended June 30, 2003 and 2004, respectively. The compensation costs for the three and six months ended June 30, 2003 are tax-effected and the compensation costs for the three and six months ended June 30, 2004 are not tax-effected because a full valuation allowance was recorded in the third quarter of 2003. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss:
As reported	$(4,876)	$(6,721)	$(10,351)	$(13,365)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(930)	(941)	(1,694)	(2,791)

Pro forma net loss	$(5,806)	$(7,662)	$(12,045)	$(16,156)

Basic and diluted net loss per share:
As reported	$(0.23)	$(0.31)	$(0.49)	$(0.62)
Pro forma	$(0.27)	$(0.35)	$(0.57)	$(0.75)

Note J	Earnings Per Share:

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year before giving effect to stock options and warrants considered to be dilutive common stock equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year after giving effect to stock options and warrants considered to be dilutive common stock equivalents. Set forth below (in thousands, except per share data) are the disclosures required pursuant to SFAS No. 128, Earnings per Share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Basic and diluted loss per share:
Net Loss	$(4,876)	$(6,721)	$(10,351)	$(13,365)

Weighted average common shares	21,293	21,632	21,289	21,477

Basic and diluted loss per share amount:	$(0.23)	$(0.31)	$(0.49)	$(0.62)

For the three months ended June 30, 2003 and 2004, the effect of 63,545 and 433,298 shares, respectively, and for the six months ended June 30, 2003 and 2004, the effect of 24,575 and 334,239 shares, respectively, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share.

Note K	Debt:

We entered into a temporary credit facility with First National Bank in the first quarter of 2004 under which we borrowed $5 million secured by restricted cash deposits. In the second quarter 2004, we repaid and terminated that credit facility.

In the second quarter of 2004, we entered into a $10.0 million secured revolving line of credit with Silicon Valley Bank, which matures on June 25, 2005. The line of credit bears interest at the bank’s prime rate plus 0.75%, subject to a minimum of 4.75%. The revolving line of credit contains restrictive covenants that include, among other things, restrictions on the declaration of payment of dividends, restrictions on the sale or transfer of assets, and maintenance of specified net worth and quick ratio. We borrowed $6.0 million under that line of credit as of June 30, 2004.

As of the second quarter 2004, our Beijing subsidiary also has secured a $2.4 million line of credit with Hua Xia Bank secured principally by our building in Beijing. As of June 30, 2004, we borrowed $2.4 million under that facility, which accrues simple annual interest payable at 5.31%.

In January 2003, we signed a term loan of $2.9 million to Data International. In the first quarter of 2004, we paid $1.4 million against the term loan. The unpaid $1.5 million is due in January 2005 and is subject to reduction if certain margin targets are not met.

Note L	Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. This guarantee was assumed by Brillian Corporation in the spin-off. As we have not yet been released from our obligation on the guarantee, if Brillian becomes required to pay on the guarantee and is unable to satisfy its obligation, we would be secondarily liable and would be required to pay this guarantee to the lender. As of June 30, 2004, the outstanding balance on the debt was $372,000. This loan guarantee has a five-year term and matures in January 2007.

We are also involved in certain legal and administrative proceedings arising in the normal course of business. In our opinion, the ultimate settlement of these legal and administrative proceedings will not materially impact our financial position or results of operations.

Note M	Acquisitions and Strategic Investments:

In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company liquidating its business. Under that transaction, we bought the raw materials inventory of Integrex for $1.4 million and hired certain of its employees. We also obtained the rights to most of its customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue receipts from former Integrex customers. In February 2004 and at a second closing in April 2004, we paid $1.3 million in non-refundable license fees to Integrex. At the second closing in April, we also acquired $300,000 of capital equipment.

Note N	Recently Issued Accounting Standards:

In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) (“FIN 46(R)”) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003. We have no variable interest entities and do not believe that FIN 46(R) will impact our future financial results.

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

Overview

Current Operations

     We are a global provider of electronics manufacturing services, or EMS. We design and manufacture printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the transportation, computing, consumer, industrial, medical, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turnkey packaging, fulfillment services, and turnkey supply chain management services, all of which enable our customers to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. These display modules and systems we design and manufacture include monochrome and color liquid crystal display, or LCD, components, organic light emitting diodes, or OLEDs, cathode ray tubes, or CRTs, and flat panel monitors.

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

     Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. We have factories in Washington and Massachusetts in the United States and in the Philippines, Malaysia, and China. In Washington and in Malaysia, we provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. In Massachusetts, we provide aftermarket customization of flat panel displays and CRTs. In China, we assemble displays into modules and are adding some of the manufacturing services offered in Washington and Malaysia. In the Philippines, we assemble and test RF modules.

     Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facility costs. In general, these costs have risen as a result of the acquisitions we have completed in the last two years. We make substantially all of our sales directly to customers through a sales force that consists mainly of direct technical sales persons, but also includes a small representative network. As a result, there is no material cost of distribution in our selling, general, and administrative expense.

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

Future Operations

     Our long-term goal is to have gross margins of 12 percent to 14 percent and operating costs of between six percent and eight percent of revenue. Our goal is to achieve an interim model within 12 months of 10 percent to 12 percent gross margins with operating costs of between eight percent and 11 percent of revenue. The drivers to achieving our long-term and interim models are improving the utilization of our off-shore factories through increased revenue and improving our gross margins by focusing on markets, like gaming and medical, that value our unique combination of global EMS capabilities and display expertise.

Historic Operations

     Prior to 2002, our business strategy was to seek large-volume display programs from major original equipment manufacturers, or OEMs, typically 100,000 units per year or higher, with selling prices of approximately $7 per unit. Although our focus was designing and manufacturing display modules, we often engaged in extended contract manufacturing services for other items related to the display modules, such as printed circuit boards, keyboards, microphones, speakers, plastic housing, and other similar components. We also manufactured liquid crystal display glass cells from 1995 to 2002. From 1998 to 2002, substantially all of our large-volume business was in providing display modules for Motorola handsets. In 2001, new monochrome design wins in that business became unprofitable; thus, we began to refocus our strategy to expand our customer base and our product and service offering. We further modified our strategy in late 2002 to expand our manufacturing services to include products that do not need displays.

     As a result of the foregoing, we have substantially changed our business since late in 2002. We have reduced our concentration in Motorola revenue. The selling price of the products we manufacture and sell now range up to $8,000 per unit. We have numerous customers in six principal markets. We have expanded our business both through organic growth and through the acquisitions of AVT, ETMA, and Unico. We have also expanded through the license arrangements with Data International and Integrex and through our manufacturing agreement with Microtune.

     The substantial shift in our business strategy has resulted in increased selling and administrative costs. By previously focusing on one market and one customer, we were able to maintain selling, general and administrative costs at a very low level. By contrast, we now have many more customers requiring more sales interface. In addition, administrative costs have increased as we have increased the number of operating locations in the United States and around the world. In addition, as a result of the Sarbanes-Oxley Act of 2002, we have incurred additional administrative expenses, such as additional auditing fees and the costs related to the establishment of an internal auditing function. In addition, the shift in sales strategy from a high-volume focus to a more value-add focus has resulted in reduced volumes at higher selling prices. The reduced volumes have resulted in excess capacity at our factories overseas.

Acquisitions and Strategic Transactions

     In September 2002, we purchased the assets and ongoing business of AVT, Advanced Video Technologies, located in Marlborough, Massachusetts, a privately held company that specializes in the design and integration of complex, high-resolution display systems. As a result, we now design and provide customized and ruggedized flat panel, touchscreen, and rackmount systems for OEMs in the industrial and medical markets. We outsource display components from a variety of companies, including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

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

     In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which was used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-Malaysia. The principal balance on that lease was $7.1 million as of June 30, 2004. In the second quarter of 2004, Unico Holdings exchanged its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million, compared to Unico Holdings’ interest of $2.6 million. As a result of that transaction, we now own 100% of TFS-Malaysia.

     In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company liquidating its business. Under that transaction, we bought the raw materials inventory of Integrex for $1.4 million and hired certain of its employees. We also obtained the rights to most of its customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue receipts from former Integrex customers. In February 2004 and at a second closing in April 2004, we paid $1.3 million in non-refundable license fees to Integrex. At the second closing in April, we also acquired $300,000 of capital equipment.

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

     During the fourth quarter of 2003, we learned from a customer that a product shipped by us to them contained potentially defective parts. Those potentially defective parts were printed circuit boards supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased was not repairable. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included on those boards less the $158,000 value of the boards for which the supplier is obligated to repay at a minimum. The amount reserved was just over $1.0 million.

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

     During the second quarter of 2004, a telecommunications customer declared bankruptcy. As a result of that event, we had to write off $127,000 in accounts receivable and take a $567,000 reserve against inventory relating to specific programs for that customer.

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

Results of Operations

  Three months ended June 30, 2004 compared to three months ended June 30, 2003

     Net Sales. Net sales decreased 18% to $37.6 million in the second quarter of 2004 from $46.0 million in the second quarter of 2003. The decrease was primarily a result of reduced sales of our monochrome display modules, a substantial portion of which were sold to Motorola in 2003. In fact, Motorola accounted for 3% of our net sales in the second quarter of 2004 compared to 13% in the second quarter of 2003. We had two customers that accounted for more than 10% of our net sales in the second quarter of 2004. One of these customers is in the computer peripherals business and the other is in the RF business, and those two customers accounted for 35% and 12% of our net sales, respectively. The sales in our six markets (in thousands) are broken down as follows:

	Three Months Ended June 30,
	2003	2004
Computing	$15,758	$18,751
Consumer	3,179	4,510
Industrial	4,031	5,564
Medical	6,474	4,422
Telecommunications	13,935	1,844
Transportation	2,615	2,541

Net sales	$45,992	$37,632

     Gross Margin. Our gross margin in the second quarter of 2004 was a negative $133,000 compared to a positive $1.9 million in the second quarter of 2003. The gross margin in the second quarter of 2004 was lower than we originally expected, primarily due to product pricing and mix issues at our Redmond, Washington facility and the integration of Integrex, whose customers we recently acquired. The integration issues of Integrex primarily related to handling the unexpected volume of new programs that transferred over from Integrex. In addition, many of those programs had quality issues left over from Integrex that required a longer and more extensive new product introduction and qualification schedule than expected. These two items contributed to the negative gross margin dollars in the Redmond facility of $1.0 million in the three months ended June 30, 2004 compared to positive gross margin dollars of $854,000 in the three months ended June 30, 2003. We also wrote off inventory valued at $567,000 relating to the sudden bankruptcy and dissolution of one of our telecommunications customers. Offsetting some of those costs, we made significant strides in our RF module business, generating gross margin dollars in the second quarter that were almost $500,000 greater than in the first quarter. Our gross margin continues to be negatively impacted by our excess capacity offshore. Currently, we are at approximately 60% factory utilization in Manila, 45% in Penang, and 27% in Beijing.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased to $5.7 million in the second quarter of 2004 from $4.1 million in the second quarter of 2003. SG&A expense was 15% of net sales in the second quarter of 2004 compared to 9% in the second quarter of 2003. This increase in SG&A expense occurred primarily for the following reasons. First, we had additional finance and administrative expenses of $706,000 as a result of increased infrastructure and with increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002. We also had additional selling costs of $891,000 as a result of personnel added from acquisitions and expanding our market focus.

     Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $685,000 in the second quarter of 2004 from $1.4 million in the second quarter of 2003. Research, development, and engineering expense was 2% of net sales in the second quarter of 2004 compared to 3% in the second quarter of 2003. The decrease in the second quarter of 2004 was due to two reasons. First, we have significantly reduced our pure research efforts in displays as we have spun off our microdisplay business and become more of a manufacturing services company versus a product company. Second, we have continued to move our engineering efforts to Asia, resulting in lower overall costs.

     Amortization of Intangibles. The amortization of customer lists of $511,000 was identical for the second quarter of 2004 and 2003. The amortization relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

     Other Income, Net. Other income was $159,000 in the second quarter of 2004 compared to $152,000 in the second quarter of 2003. The composition and differences of the items that make up other income are as follows (in thousands):

	Three Months Ended June 30,
	2003	2004
Interest Income	$283	$37
Interest Expense	(84)	(291)
Rental and Service Income from Brillian	—	345
Foreign Exchange and Other Gain (Loss)	(47)	68

Other Income, net	$152	$159

Interest income decreased as a result of lower cash and short-term investment balances. Interest expense increased as a result of the capital leases. The rental and service income from Brillian increased as a result of the spin-off of our microdisplay business to Brillian Corporation, which is renting part of our existing building and paying for some information technology services. Also included in other income is approximately $150,000 from a legal settlement.

     Minority Interest. In April 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS Electronic Manufacturing Services Sdn. Bhd. (“TFS - Malaysia”) for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million. As a result of that transaction, we now own 100% of TFS - Malaysia. In the second quarter of 2004, we recorded a benefit of $58,000 to account for the losses allocated to the minority interest holder during the period of time preceding the stock exchange. In the second quarter of 2003, we controlled and owned 60% of the business in TFS - Malaysia and we recorded an expense of $43,000 to account for the profits allocated to the minority interest holder.

     Benefit from Income Taxes. We recorded a benefit from income taxes of $16,000 in the second quarter of 2004 compared to a benefit from income taxes of $1.5 million for the second quarter of 2003. The benefit in the second quarter of 2004 related to tax refunds received. The $1.5 million benefit from taxes in 2003 added to our deferred tax asset that we later wrote off during the third quarter of 2003. We recorded a charge in the third quarter of 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance is described above in “Critical Accounting Policies and Estimates.” As a result, we generally no longer record a tax benefit for losses.

     Net Loss. Our net loss was $6.7 million, or $0.31 per diluted share, in the second quarter of 2004 compared to a net loss of $4.9 million, or $0.23 per diluted share, in the second quarter of 2003. The net loss in the second quarter of 2003 included $2.3 million, or $0.11 per share, from discontinued operations relating to our former microdisplay business. As described above in “Discontinued Operations,” our microdisplay division was spun off as a separate public company, as of September 15, 2003.

Results of Operations

  Six months ended June 30, 2004 compared to six months ended June 30, 2003

     Net Sales. Net sales increased 7% to $76.1 million in the first six months of 2004 from $71.3 million in the first six months of 2003. The increase in year over year revenue was primarily a result of growth in (1) our box build/PCBA business in the computing market and (2) our RF module business in the transportation and consumer markets. We had only one customer that accounted for more than 10% of our net sales in the first six months of 2004, and that customer, which is in the computer peripherals business, accounted for 35% of our net sales. The sales (in thousands) in our six markets on a comparative year over year basis are broken down as follows:

	Six Months Ended June 30,
	2003	2004
Computing	$26,630	$37,089
Consumer	3,755	7,763
Industrial	6,620	9,886
Medical	10,828	8,086
Telecommunications	20,735	8,348
Transportation	2,748	4,904

Net sales	$71,316	$76,076

     Gross Margin. Our gross margin in the first six months of 2004 was a negative $354,000 compared to a positive $2.1 million in the first six months of 2003. The reasons for the differences are as follows: first, we sold more products at a lower gross margin at our Redmond, Washington facility due primarily to a change in customer and product mix. Second, we brought over a substantial number of new programs from Integrex and the new product introduction process for each of those programs was extensive and costly. Third, we incurred an unplanned inventory write-off of just over $1.0 million at our Redmond facility relating to a supplier’s defective component. These three items contributed to the negative gross margin dollars in the Redmond facility of $1.9 in the first half of 2004 compared to positive gross margin dollars of $1.9 million in the first half of 2003. Fourth, in the first half of 2004, we consolidated our display module operations in China by moving the display module operations from Manila to China. This resulted in a one-time expense of approximately $1.0 million in the first half of 2004. Finally, in the first half of 2004 we wrote off inventory valued at approximately $899,000 million for various reasons, including end-of-life programs and the bankruptcy of a customer. If all of these one-time items are not considered, then gross margins actually improved in the first six months of 2004 compared to the first six months of 2003. Overall gross margins continue to be negatively impacted, however, by our excess capacity offshore. Currently, we are at approximately 60% factory utilization in Manila, 45% in Penang, and 27% in Beijing. These currently reduced manufacturing volumes result in under-absorption of our fixed manufacturing costs. As we begin to ramp new product builds overseas, we expect gross margins to steadily improve.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased to $11.3 million in the first six months of 2004 from $7.8 million in the first six months of 2003. SG&A expense was 15% of net sales in the first six months of 2004 and 11% in the first six months of 2003. This increase in SG&A expense occurred primarily because of additional finance and administrative expenses of $1.7 million associated with our increased infrastructure and additional selling costs of $1.8 million associated with personnel added from acquisitions and as we expand our market focus along with increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002.

     Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $1.4 million in the first six months of 2004 from $2.7 million in the first six months of 2003. Research, development, and engineering expense was 2% of net sales in the first six months of 2004 compared to 4% in the first six months of 2003. The decrease in the first six months of 2004 was due to two reasons. First, we have significantly reduced our pure research efforts in displays as we have spun off our microdisplay business and become more of a manufacturing services company versus a product company. Second, we have continued to move our engineering efforts to Asia, resulting in lower overall costs.

     Amortization of Intangibles. The amortization of customer lists of $1.0 million was identical for the first six months of 2004 and 2003. The amortization relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” The amortizable asset associated with AVT is $3.0 million and is being amortized over five years. The amortizable asset associated with ETMA is $2.0 million and is being amortized over three years. The amortizable asset associated with Data International is $3.9 million and is being amortized over five years.

     Other Income, Net. Other income was $320,000 in the first six months of 2004 compared to $457,000 in the first six months of 2003. The composition and differences of the items that make up other income are as follows (in thousands):

	Six Months Ended June 30,
	2003	2004
Interest Income	$639	$145
Interest Expense	(144)	(576)
Rental and Service Income from Brillian	—	651
Foreign Exchange and Other Gain (Loss)	(38)	100

Other Income, net	$457	$320

Interest income decreased as a result of lower cash and short-term investment balances. Interest expense increased as a result of the capital leases. The rental and service income from Brillian increased as a result of the spin-off of our microdisplay business to Brillian Corporation, which is renting part of our existing building and paying for some information technology services. Also included in other income is approximately $150,000 from a legal settlement which occurred in the second quarter of 2004.

     Minority Interest. In April 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS - Malaysia for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million. As a result of that transaction, we now own 100% of TFS -Malaysia. In the first six month of 2004 we recorded an expense of $22,000 to account for the profits allocated to the minority interest holder during the period of time preceding the stock exchange. In the first six months of 2003, we controlled and owned 60% of the business in TFS - Malaysia and we recorded an expense of $43,000 to account for the profits allocated to the minority interest holder.

     Benefit from Income Taxes. We recorded a benefit from income taxes of $128,000 in the first six months of 2004 compared to a benefit from income taxes of $3.3 million for the first six months of 2003. The benefit in the first six months of 2004 related to tax refunds received. The $3.3 million benefit from taxes in 2003 added to our deferred tax asset that we later wrote off during the third quarter of 2003. We recorded a charge in the third quarter of 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance is described above in “Critical Accounting Policies and Estimates.” As a result, we generally no longer record a tax benefit for losses.

     Net Loss. Our net loss was $13.4 million, or $0.62 per diluted share, in the first six months of 2004 compared to a net loss of $10.4 million, or $0.49 per diluted share, in the first six months of 2003. The net loss in the first six months of 2003 included $4.6 million, or $0.22 per share, from discontinued operations relating to our former microdisplay business. As described above in “Discontinued Operations,” our microdisplay division was spun off as a separate public company, as of September 15, 2003.

Liquidity and Capital Resources

     At June 30, 2004, we had cash of $18.7 million compared to cash and short-term investments of $33.1 million at December 31, 2003. The reductions to these balances over the last six months can be summarized as follows:

Operating Cash Outflows	$(12,730)
Capital Expenditures, Acquisitions and Strategic Investments(a)	$(8,037)
Cash from Borrowings, Net of Debt and Capital Lease Repayments	$6,174

(a)	Includes the following line items from the Condensed Consolidated Statements of Cash Flows appearing on page 3 of this Form 10-Q: purchases of property, plant, and equipment; proceeds from sale of assets; purchase of intangibles; acquisitions and strategic investments.

     In the second quarter of 2004, we had $5.4 million in net cash outflow from operations compared to $6.7 million in net cash outflow from operations in the second quarter of 2003. The principal difference is greater working capital requirements in the second quarter of 2003.

     Our inventory turns were 5.4 and day sales outstanding, or DSOs, were 59 days in the second quarter of 2004 compared with 6.2 inventory turns and 44 DSOs in the second quarter of 2003. Our inventory turns were negatively affected in the second quarter of 2004 because we purchased buffer stock to insure a smooth transition of our module operations from Manila to Beijing and because we had more finished goods inventory as a result of shipping terms. DSO’s were within our historic range, but increased in the second quarter of 2004 because of a chronically late-paying European customer. Our depreciation and amortization expense was $1.8 million in the second quarter of 2004 compared with $2.0 million in the second quarter of 2003.

     During the second quarter of 2004, we incurred capital and intangible additions of $5.2 million. This was principally related to the purchase of our previously leased Manila facility for $3.5 million. The remaining capital expenditures related primarily to equipment purchased from Integrex and our ongoing ERP implementation. In the first six months of 2004, we made a $1.4 million payment to Data International on the term loan that related to the license to resell certain standard products. A final estimated $1.5 million payment on that note is due to Data International in January 2005. During the first six months of 2004, we also consummated the Integrex transaction, described above, for an initial cash outlay of $2.3 million for inventory and prepaid license fees. In the second quarter of 2004, we paid an additional $713,000 to Integrex for license fees and equipment.

     In the second quarter of 2004, we purchased our facility in Manila from our lessor for a total payment of $3.8 million, of which $2.9 million was assigned to the carrying value of the building and $846,000 was applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation (“RBF”) for a 50 year land right. The 50 year land right is still awaiting formal approval by the Philippine Department of Trade and Industry. If not approved, the land right agreement will be changed to a 25 year lease agreement with the RBF. Lastly, we also executed an agreement with the RBF for the option to purchase the leased land for $1 at any time until April 23, 2014. As a result of the building purchase and land right agreement, we will no longer be required to pay the $7.8 million in the lease payments due over the next 7 years that was remaining on our original ten year lease agreement.

     Our working capital was $42.5 million and our current ratio was 2.0-to-1 at June 30, 2004, down from working capital of $59.6 million and a current ratio of 2.5-to-1 at December 31, 2003. These decreases are primarily because of reduced cash balances and borrowing on our new lines of credit.

     While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese Renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine Pesos, British Pounds Sterling, Malaysian Ringgit, and Chinese Renminbi. Thus, fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. These currency risks are particularly important since sales outside North America represented 38% of our net sales in the first six months of 2004 and 44% of our net sales in 2003. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in each of these periods.

     We entered into a temporary credit facility with First National Bank in the first quarter of 2004 under which we borrowed $5.0 million secured by restricted cash deposits. In the second quarter 2004, we repaid and terminated that credit facility. In the second quarter of 2004, we entered into a $10.0 million secured revolving line of credit with Silicon Valley Bank, which matures on June 25, 2005. The line of credit bears interest at the bank’s prime rate plus 0.75%, subject to a minimum of 4.75%. Currently, the bank’s prime rate is 4.0%. We borrowed $6.0 million under the facility as of June 30, 2004. In addition, as of the second quarter of 2004, our Beijing subsidiary also has secured a $2.4 million line of credit with Hua Xia Bank secured principally by our building in Beijing. We have borrowed $2.4 million under that facility, which accrues simple, annual interest at 5.31%.

     The following tables list our contractual obligations and commercial commitments as of June 30, 2004:

	Payments due by Period
Contractual Obligations	Total	Less			6 Years
(in thousands)	Obligations	than 1 Year	1-3 Years	4-5 Years	and Over
Notes Payable	$1,527	$1,527	$—	$—	$—
Operating Leases	12,459	3,199	3,185	200	5,875
Capital Leases	8,030	2,682	5,333	14	—
Lines of Credit	8,416	8,416	—	—	—

Total Contractual Cash Obligations	$30,432	$15,824	$8,518	$214	$5,875

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less			6 Years
(in thousands)	Commitments	than 1 Year	1-3 Years	4-5 Years	and Over
Guarantee	$372	$372	$—	$—	$—

     The operating leases listed above include leases for our factories in Penang, Washington, and Massachusetts, our ground lease in Arizona, and our sales office in Florida. In the second quarter of 2004, we purchased our leased building in Manila. As a result of the building purchase, we will no longer be required to pay the $7.8 million over the next 7 years that was remaining on our original ten year operating lease agreement. The capital leases listed above are for our manufacturing equipment in Malaysia and Washington. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a privately held company developing microdisplay products. Brillian assumed this guarantee in the spin-off. If the lending institution were to declare VoiceViewer to be in default under the loan, however, and if Brillian Corporation were unable to satisfy its obligation as primary guarantor, then we would be required to pay the guaranteed amount.

     We have no other long-term debt, capital lease obligations, unconditional purchase obligations, or other long-term obligations, and we do not have any other commercial commitments or other off-balance sheet arrangements.

     Our cash balance was $18.7 million as of June 30, 2004. We expect operating cash outflow to consume only a small portion of our cash reserves for the remainder of 2004, but based on our revenue forecast, we will need substantial working capital in the second half of 2004. We believe that our existing cash balances plus our expected loan commitments will provide adequate sources to fund our operations and planned expenditures through 2004, as well as to meet our contractual obligations. Our currently planned remaining cash outflows for 2004 include capital expenditures of less than $2.0 million.

     It is possible that stronger second half sales would require additional funding for working capital. In addition, we expect to continue our acquisition strategy. As a result, we have an effective Form S-3 registration statement for six million shares of our common stock for possible sale. There is no assurance there will be a market for our shares or that any such equity offering of shares will raise sufficient amounts to fund all of our requirements. As a result, we may be required to pursue alternative methods of financing or raising capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards

     In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) (“FIN 46®”) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003. We have no variable interest entities and do not believe that FIN. 46(R) will impact our future financial results.

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

Limitations on the Effectiveness of Controls

     Our management, including the CEO and CFO, cannot assure that our Disclosure Controls will prevent all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify issues and confirm that appropriate corrective action, including process improvements, were being undertaken. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our independent auditors, who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are a single deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. Auditing literature defines “material weakness” as a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on May 7, 2004. All of the nominees were elected to our Board of Directors as set forth in the Proxy Statement as follows:

Nominees	Votes in Favor	Votes Against
David C. Malmberg	17,552,579	2,198,302
Jack L. Saltich	17,828,469	1,922,412
Jeffrey D. Buchanan	17,907,799	1,843,082
Thomas H. Werner	17,806,014	1,944,867
David P. Chavoustie	17,982,767	1,768,114
Murray A. Goldman	17,547,273	2,203,608
Henry L. Hirvela	17,799,090	1,951,791

     The following items were also voted upon and approved by our stockholders:

     (a) Approval of our 2004 Incentive Compensation Plan.

Votes in Favor	Opposed	Abstain	Broker Non-Vote
9,616,132	3,832,513	49,898	6,252,338

     (b) Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending December 31, 2004.

Votes in Favor	Opposed	Abstain
19,403,080	329,812	17,989

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

     No officers currently maintain trading plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.21	First Amended and Restated Real Property Sublease Agreement between the Registrant and Brillian Corporation.

10.31	Loan and Security Agreement between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1)	Report on Form 8-K dated April 27, 2004, furnishing Item 12 Results of Operations and Financial Condition disclosure.

2)	Report on Form 8-K dated May 7, 2004, furnishing Item 9 Regulation FD disclosure.

3)	Report on Form 8-K dated May 7, 2004, furnishing Item 9 Regulation FD disclosure, as amended by report on Form 8K/A dated May 7, 2004, furnishing Item 9 Regulation FD disclosure.

4)	Report on Form 8-K dated May 18, 2004, furnishing Item 9 Regulation FD disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date: August 9, 2004	By:	/s/ Jeffrey D. Buchanan

Jeffrey D. Buchanan
Chief Financial Officer, Secretary, and Treasurer

Exhibit Index

10.21	First Amended and Restated Real Property Sublease Agreement between the Registrant and Brillian Corporation.

10.31	Loan and Security Agreement between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.