Form 10-Q
period 2004-09-30
THREE FIVE SYSTEMS INC
filed 2004-11-09
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, at the latest practicable date.

CLASS	OUTSTANDING AS OF OCTOBER 31, 2004
Common Stock,	21,767,653
par value $.01 per share

THREE-FIVE SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2004

Page
PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):
CONDENSED CONSOLIDATED BALANCE SHEETS- DECEMBER 31, 2003 AND SEPTEMBER 30, 2004	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS- THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4. CONTROLS AND PROCEDURES	22
PART II
ITEM 5. OTHER INFORMATION	24
ITEM 6. EXHIBITS	24
SIGNATURES	25
Exhibit 10.32
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,976	$13,951
Short-term investments	5,130	—
Accounts receivable, net	28,133	24,346
Inventories	25,854	26,265
Income taxes receivable	678	—
Deferred tax asset	130	122
Assets held for sale	8,615	52
Other current assets	2,782	3,710

Total Current Assets	99,298	68,446

Property, Plant and Equipment, net	25,323	35,434
Intangibles, net	7,574	4,171
Goodwill	34,606	13,444
Other Assets	436	210

Total Assets	$167,237	$121,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,826	$24,477
Accrued liabilities	4,917	4,874
Deferred revenue	48	1
Current portion of long-term debt	1,515	1,537
Current portion of capital leases	2,352	2,722
Lines of credit	—	7,416

Total Current Liabilities	39,658	41,027

Long-term Debt	1,441	—

Capital Leases	6,543	4,677

Commitments and Contingencies (Note L)

Minority Interest in Consolidated Subsidiary	2,563	—

Stockholders’ Equity:

Common stock	220	220
Additional paid-in capital	200,930	201,057
Accumulated deficit	(74,915)	(123,553)
Stock subscription note receivable	(185)	—
Accumulated other comprehensive loss	(515)	(552)
Less – treasury stock, at cost	(8,503)	(1,171)

Total Stockholders’ Equity	117,032	76,001

	$167,237	$121,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2004	2003	2004
Net Sales	$41,778	$42,356	$113,094	$118,432

Costs and Expenses:
Cost of sales	42,050	42,502	111,297	118,932
Selling, general, and administrative	4,941	6,185	12,753	17,466
Research, development, and engineering	1,285	808	3,939	2,166
Impairment of goodwill	—	21,350	—	21,350
Impairment of intangibles	—	1,850	—	1,850
(Gain) loss on sale of assets	(15)	(80)	(20)	(304)
Amortization of intangibles	510	510	1,532	1,532

	48,771	73,125	129,501	162,992

Operating Loss	(6,993)	(30,769)	(16,407)	(44,560)

Other Income (Expense):
Interest, net	(475)	(266)	19	(697)
Other, net	24	301	(13)	1,052

	(451)	35	6	355
Minority Interest in (Income) Loss of Consolidated Subsidiary	71	—	28	(22)

Loss From Continuing Operations Before Income Taxes	(7,373)	(30,734)	(16,373)	(44,227)
Provision for (benefit from) income taxes	17,576	16	14,306	(112)

Loss From Continuing Operations	(24,949)	(30,750)	(30,679)	(44,115)
Loss From Discontinued Operations, net of taxes	(5,931)	—	(10,552)	—

Net Loss	$(30,880)	$(30,750)	$(41,231)	$(44,115)

Loss Per Common Share – Basic and Diluted:
Loss From Continuing Operations	$(1.17)	$(1.41)	$(1.44)	$(2.04)
Loss From Discontinued Operations	(0.28)	—	(0.50)	—

Net Loss	$(1.45)	$(1.41)	$(1.94)	$(2.04)

Weighted Average Number of Common Shares:
Basic and diluted	21,305	21,768	21,295	21,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,231)	$(44,115)
Less loss – discontinued operations	(10,552)	—

Loss – continuing operations	(30,679)	(44,115)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,514	6,551
Stock compensation	50	54
Minority interest in consolidated subsidiary	(28)	22
Deferred revenue	105	(47)
Provision for (reduction of) accounts receivable valuation reserves	21	(27)
Loss on impairment of intangibles and goodwill	—	23,200
(Gain) loss on sale of assets	(20)	(304)
Benefit from deferred taxes, net	12,991	8
Foreign currency translation adjustments	(80)	(39)
Accretion of interest on long-term debt	96	31
Interest on employee loan	(9)	—
CHANGES IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	(9,997)	3,814
(Increase) decrease in inventories	2,353	935
(Increase) decrease in other assets	124	734
Increase (decrease) in accounts payable and accrued liabilities	9,794	(6,392)
Increase (decrease) in taxes payable/receivable	(96)	678

Net cash (used in) provided by operating activities	(9,861)	(14,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(2,131)	(6,849)
Proceeds from sale of assets	606	704
Purchase of intangibles	(433)	(97)
Purchase of investments	(13,262)	—
Proceeds from maturities/sales of short-term investments	61,838	5,132
Payments on stock subscription note receivable	—	185
Acquisitions and strategic investments	(9,680)	(2,746)

Net cash (used in) provided by investing activities	36,938	(3,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	—	7,416
Payments on long-term debt	(2,734)	(1,450)
Stock options exercised	109	73
Payments on capital leases	(1,135)	(1,496)
Receipt from minority interest	2,527	—

Net cash (used in) provided by financing activities	(1,233)	4,543

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	25,844	(14,025)
NET CASH USED IN AND CONTRIBUTED TO DISCONTINUED OPERATIONS	(28,908)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,064)	(14,025)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,389	27,976

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,325	$13,951

NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable due on purchase of distribution rights license	$2,882	$—
Note payable due on purchase of Microtune inventory and equipment	2,723	—
Capital lease due on purchase of Unico equipment	9,375	—
Capital leases due on purchase of ETMA equipment	1,242	—
Treasury stock issued to purchase Unico minority interest	—	2,809
Assets held for sale reinstated to property, plant, and equipment	—	8,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A Three-Five Systems, Inc. (together with its subsidiaries, herein referred to as “we,” “us,” or “the Company”) is a global provider of electronics manufacturing services, or EMS. We design and manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the computing, consumer, industrial, medical, telecommunications and transportation industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turn-key packaging, fulfillment services, and turn-key supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture primarily utilize liquid crystal displays, or LCDs. Those LCDs include small form factor monochrome and color LCDs, including thin film transistor LCDs, or TFTs, as well as large format flat panel monitors, all of which are TFTs. To a smaller extent, we also utilize organic light emitting diodes, or OLEDs.

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

Note B Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following at (in thousands):

	December 31,	September 30,
	2003	2004
Raw materials	$14,188	$18,396
Work-in-process	5,321	2,145
Finished goods	6,345	5,724

	$25,854	$26,265

Shipping terms with one of our major customers is FOB destination, and many of those products are shipped by sea, taking four to six weeks to reach their destinations. As a result, product in transit that was in our finished goods inventory was $3.4 million as of September 30, 2004 compared with $3.6 million as of December 31, 2003.

In the fourth quarter of 2003, we learned from a customer that a product shipped by us to them contained potentially defective parts. Those potentially defective parts were printed circuit boards supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased was not repairable. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included on those boards less the $158,000 value of the boards for which the supplier is obligated to repay at a minimum. The amount reserved was approximately $1.0 million.

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

During the second quarter of 2004, a telecommunications customer declared bankruptcy. As a result of that event, we wrote off $127,000 in accounts receivable and recorded a $567,000 reserve against inventory relating to specific programs for that customer.

During the third quarter of 2004, we wrote off $435,000 of our Redmond inventory due to the pending end-of-life of several long-running programs. The conclusion of the move of the display module operations from Manila to Beijing resulted in inventory write-offs and other charges of $806,000. Lastly, in Manila we wrote off $202,000 of inventory related to our RF programs.

Note C Property, Plant, and Equipment:

Property, plant, and equipment consisted of the following at (in thousands):

	December 31,	September 30,
	2003	2004
Land and building	$6,122	$20,704
Furniture and equipment	40,907	42,700

	47,029	63,404
Less accumulated depreciation	(21,706)	(27,970)

	$25,323	$35,434

In April 2004, we purchased our facility in Manila from our lessor and paid $3.8 million. Of the $3.8 million paid, $2.9 million was assigned to the carrying value of the building and $846,000 was applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation, or RBF, for a 50 year land right. Lastly, we executed an agreement with RBF for an option to purchase the leased land for $1 at any time until April 23, 2014. As a result of the building purchase and land right agreement, we will no longer be required to pay the $7.8 million in lease payments due over the next seven years that was remaining on our original ten year lease agreement.

During the third quarter of 2004, our facility in Tempe was reclassified as an asset held for sale back into property, plant, and equipment. This reclassification added $10.4 million to land and building and $757,000 to furniture and equipment and an amount equal to $2.6 million to accumulated amortization.

The remaining capital expenditures during the first nine months of 2004 related primarily to equipment purchased from Integrex, our ongoing ERP implementation, and additions in China related to our TFT clean room.

Note D Asset Held for Sale:

In the fourth quarter of 2003, we formalized plans to sell our Tempe, Arizona corporate facility. Therefore, we reclassified $8.6 million of our building and improvements to assets held for sale. The building was listed and actively marketed for sale at the beginning of October 2003. In the third quarter of 2004, we agreed to sell the Tempe building for approximately $11 million and leaseback the entire facility for a period of five years. The Tempe building, which had been previously classified as an asset held for sale, is now considered to be an asset held for sale and leaseback. Accordingly, depreciation costs in the amount of $362,000, which would otherwise have been recorded during the period the building was held for sale, were recorded in the third quarter. That sale is expected to finalize near the end of 2004.

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

In the third quarter of 2004, we wrote off the remaining $1.8 million of the customer list associated with the AVT acquisition. This write-off occurred as a result of numerous changes in the AVT business, including notification during the quarter that a customer was not renewing a program. That notification, along with the other cumulative changes that have occurred since the acquisition, have now resulted in a complete turnover in the customer base. Most of these changes were driven mainly by the fact that the original business when acquired by us was selling CRT displays and now is exclusively selling LCD flat panel displays. Going forward, the amortization of intangibles will relate solely to the ETMA customer lists, the mask sets and to the license agreement with Data International, as described above.

Intangible assets consisted of the following (in thousands):

	Acquisition	Accumulated	Book	Weighted
December 31, 2003	Value	Amortization	Value	Avg Life
Amortized Intangible Assets:
Mask works	$991	$—	$991	3.0
Customer lists	5,000	(1,523)	3,477	4.2
License	3,882	(776)	3,106	5.0

	$9,873	$(2,299)	$7,574	4.4

	Acquisition	Accumulated	Book	Weighted
September 30, 2004	Value	Amortization	Value	Avg Life
Amortized Intangible Assets:
Mask works	$988	$(118)	$870	2.4
Customer lists	2,000	(1,222)	778	3.0
License	3,882	(1,359)	2,523	5.0

	$6,870	$(2,699)	$4,171	4.0

The acquisition value of the customer lists acquired from our AVT acquisition was $3.0 million and the accumulated amortization was $1.2 million.

Estimated annual amortization expense through 2008 and thereafter, including actual amortization for the first nine months of 2004, related to intangible assets reported as of September 30, 2004 is as follows (in thousands):

Fiscal Year	Amortization
2004	$2,118
2005	1,815
2006	1,056
2007	832
2008	—
Thereafter	—

$5,821

Note F Goodwill:

In the second quarter of 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million, compared with Unico Holdings’ interest of $2.6 million. As a result of that transaction, we now own 100% of TFS-Malaysia.

In the third quarter of 2004, we determined that the $27 million goodwill balance associated with the acquisitions of ETMA, located in Redmond, Washington, and TFS-Malaysia was impaired. Because of the ongoing performance issues experienced by the Redmond location, including the integration issues experienced in Redmond in the second and third quarters of 2004, and because of the reduction in market comparables, we engaged a professional valuation firm to assist us in determining the fair value of the ETMA and TFS-Malaysia goodwill. The valuation included a market comparable study and a present value valuation based on management’s best estimates of the future cash flows. The amount of the impairment loss was $21.3 million, and was determined in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

We also conducted an analysis of the goodwill relating to the AVT acquisition, and that analysis indicated no impairment to the AVT goodwill asset.

Changes in goodwill from December 31, 2003 to September 30, 2004 (in thousands) were as follows:

Balance at December 31, 2003	$34,606
Purchase of Unico and other adjustments	188
Goodwill impairment	(21,350)

Balance at September 30, 2004	$13,444

Note G Segment Information:

We offer advanced design and manufacturing services with an emphasis on displays. Historically, we focused on display-oriented products, although we have always performed extended manufacturing in conjunction with the display module. In the past two years, we expanded the value-added manufacturing services we provide through several acquisitions. As a result, we now provide printed circuit board assembly, or PCBA, radio frequency, or RF, module assembly, new product introduction, or NPI, box build, and order fulfillment, even in products that do not include displays. In products that do include displays, we specialize in custom and standard display solutions utilizing various display technologies, including liquid crystal displays, or LCDs and organic light emitting diodes, or OLEDs. The products we manufacture for customers are of varying sizes and have varying levels of integration.

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

	North
	America	Asia	Europe	Total
Three months ended September 30, 2003
Net sales	$24,877	$6,518	$10,383	$41,778

Three months ended September 30, 2004
Net sales	$26,717	$9,206	$6,433	$42,356

Nine months ended September 30, 2003
Net sales	$64,665	$23,963	$24,466	$113,094
Property, plant, equipment, and intangibles, net	20,396	22,679	6	43,081
Goodwill	34,299	315	—	34,614

Nine months ended September 30, 2004
Net sales	$74,126	$20,381	$23,925	$118,432
Property, plant, equipment, and intangibles, net	17,113	22,481	11	39,605
Goodwill	12,897	547	—	13,444

     In the third quarter of 2004, our sales were distributed over six major markets: computing, consumer, industrial, medical, telecommunications, and transportation. During October 2004, we reclassified the 2004 sales to one of our customers from the consumer market segment to the industrial market segment as compared to previously reported results. This reclassified 2004 first quarter market segment sales by $16,000, second quarter market segment sales by $34,000, third quarter market segment sales by $169,000 and year-to-date market segment sales by $219,000. On a 2004 percentage basis for the consumer and industrial markets, there was no change in the first quarter percentage, a 0.1% change in the second quarter percentage, a 0.4% change in the third quarter percentage and a 0.1% change in the year-to-date percentage. Our net sales distributed by market were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Markets	2003	2004	2003	2004
Computing	37.9%	51.9%	37.6%	49.9%
Consumer	5.8%	13.5%	5.5%	11.4%
Industrial	10.7%	13.8%	9.8%	13.3%
Medical	14.7%	12.3%	15.0%	11.2%
Telecommunications	22.6%	3.4%	26.6%	8.2%
Transportation	8.3%	5.1%	5.5%	6.0%

Note H Comprehensive loss (in thousands) for the periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss	$(30,880)	$(30,750)	$(41,231)	$(44,115)
Other comprehensive income (loss):
Foreign currency translation adjustment	(74)	(13)	(80)	(39)
Unrealized gain (loss) on securities	(16)	—	(62)	2

Comprehensive loss	$(30,970)	$(30,763)	$(41,373)	$(44,152)

Note I Stock Compensation:

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.46% and 3.38% for the nine months ended September 30, 2003, and 2004; expected dividend yields of zero for all scenarios; expected lives of 6.1 years for 2003 and 3.86 years for 2004; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74.2% and 78.5% for the nine months ended September 30, 2003 and 2004, respectively. The pro forma compensation costs are not tax-effected because a full valuation allowance was recorded in the third quarter of 2004. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net loss:
As reported	$(30,880)	$(30,750)	$(41,231)	$(44,115)
Total stock-based compensation expenses determined under fair value based method for all awards	(1,892)	(788)	(3,586)	(3,579)

Pro forma net loss	$(32,772)	$(31,538)	$(44,817)	$(47,694)

Basic and diluted net loss per share:
As reported	$(1.45)	$(1.41)	$(1.94)	$(2.04)
Pro forma	$(1.54)	$(1.45)	$(2.10)	$(2.21)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Basic and diluted loss per share:
Net Loss	$(30,880)	$(30,750)	$(41,231)	$(44,115)

Weighted average common shares	21,305	21,768	21,295	21,574

Basic and diluted loss per share:	$(1.45)	$(1.41)	$(1.94)	$(2.04)

For the three months ended September 30, 2003 and 2004, the effect of 304,525 and 11,196 shares, respectively, and for the nine months ended September 30, 2003 and 2004, the effect of 78,398 and 175,704 shares, respectively, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share.

Note K Debt:

We entered into a temporary credit facility with First National Bank in the first quarter of 2004 under which we borrowed $5 million secured by restricted cash deposits. In the second quarter of 2004, we repaid and terminated that credit facility.

In the second quarter of 2004, we entered into a $10.0 million secured revolving line of credit with Silicon Valley Bank, or SVB, which matures on June 25, 2005. Initially, that line of credit bore interest at the bank’s prime rate plus 75 basis points, subject to a minimum rate of 4.75%. The SVB line also contained restrictive covenants that included, among other things, restrictions on the declaration of payments of dividends, restrictions on the sale or transfer of assets, and maintenance of specified net worth and quick ratio. We owed $5.0 million under that line of credit as of September 30, 2004. As of September 30, 2004, we did not meet some of the required covenants, although SVB did not call a default on the SVB line. Recently, we signed an amendment to the original SVB line that substantially revises its terms and conditions. Under those new terms, the first $2.5 million of borrowings under that line of credit bears interest at the bank’s prime rate plus 125 basis points subject to a minimum rate of 4.75%, and borrowings above $2.5 million are subject to a factoring arrangement, bearing an initial discount fee and interest of prime plus 450 basis points on the factored receivables. The credit limit remains at $10 million, but there are fewer receivables that qualify as factorable as compared to the original borrowing base, resulting in a potentially lower borrowing base. Many of the restrictive covenants previously contained in the SVB line documents have been removed, although covenants do remain relating to cash earnings, revenue, and the Tempe building sale. Currently, SVB’s prime rate is 4.75%. We had borrowed $5.0 million under the facility as of September 30, 2004.

In addition, in the second quarter of 2004, our Beijing subsidiary secured a $2.4 million line of credit with Hua Xia Bank secured principally by our building in Beijing. We have borrowed $2.4 million under that facility, which accrues simple, annual interest at 5.31%.

In January 2003, we signed a term loan of $2.9 million with Data International. In the first quarter of 2004, we paid $1.4 million against the term loan. The unpaid $1.5 million is due in January 2005 and is subject to reduction if certain margin targets are not met.

Note L Commitments and Contingencies:

In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. This guarantee was assumed by Brillian Corporation in the spin-off. As we have not yet been released from our obligation on the guarantee, if

Brillian cannot pay on the guarantee and is unable to satisfy its obligation, we would be secondarily liable and would be required to pay this guarantee to the lender. As of September 30, 2004, the outstanding balance on the debt was $345,000. This loan guarantee has a five-year term and matures in January 2007.

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

Note N Recently Issued Accounting Standards:

In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) (“FIN 46®”) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003. We have no involvement with variable interest entities and do not believe that FIN 46® will impact our future financial results.

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

Overview

   Current Operations

     We are a global provider of electronics manufacturing services, or EMS. We design and manufacture printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the transportation, computing, consumer, industrial, medical, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, turnkey packaging, fulfillment services, and turnkey supply chain management services, all of which enable our customers to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture primarily utilize liquid crystal displays, or LCDs. Those LCDs include small form factor monochrome and color LCDs, including thin film transistor LCDs, or TFTs, as well as large format flat panel monitors, all of which are TFTs. To a smaller extent, we also utilize organic light emitting diodes, or OLED’s.

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

     Selling, general, and administrative expense consists principally of administrative and selling costs; salaries, commissions, and benefits to personnel; and related facility costs. In general, these costs have risen as a result of the acquisitions we have completed in the last two years and from increased costs related to complying with the Sarbanes-Oxley Act of 2002. We make substantially all of our sales directly to customers through a sales force that consists mainly of direct technical sales persons, but also includes a small representative network. As a result, there is no material cost of distribution in our selling, general, and administrative expense.

     Research, development, and engineering expense consists principally of salaries and benefits to design engineers and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. In general, these costs have declined in the last few years because we no longer conduct any pure research. Thus, most of our expense relates to the development engineering costs associated with preproduction design and prototyping of custom products and the conceptual formulation and design of potential standard display products. We also have moved some of our engineering resources to Asia, resulting in lower costs.

     We also incur expenses related to the amortization of intangibles acquired in acquisitions as described below.

   Future Operations

     Our long-term goal is to have gross margins of 12 percent to 14 percent and operating costs of between six percent and eight percent of revenue. Our goal is to achieve an interim model of 10 percent to 12 percent gross margins with operating costs of between eight percent and 11 percent of revenue. The drivers to achieving our long-term and interim models are improving the utilization of our off-shore factories through increased revenue and improving our gross margins by focusing on markets, such as gaming and medical, that value our unique combination of global EMS capabilities and display expertise. The most important factor in achieving this model, however, is successful implementation of our display platform strategy in 2005. The key element of that strategy is the sale of TFT color display modules in the mobile handset market. We have been working with several potential customers, including one of the largest handset providers in the world. We originally expected those sales to ramp in the fourth quarter of 2004. For a variety of reasons, primarily related to technology demand issues, our expectations for the first significant ramp of sales in this market have been revised to the second quarter of 2005.

   Historic Operations

     Prior to 2002, our business strategy was to seek large-volume display programs from major original equipment manufacturers, or OEMs, typically 100,000 units per year or higher, with selling prices of approximately $7 per unit. Although our focus was designing and manufacturing display modules, we often engaged in extended contract manufacturing services for other items related to the display modules, such as printed circuit boards, keyboards, microphones, speakers, plastic housing, and other similar components. We also manufactured liquid crystal display glass cells from 1995 to 2002. In 2001, new monochrome design wins in that business became unprofitable; thus, we began to refocus our strategy to expand our customer base and our product and service offerings. We further modified our strategy in late 2002 to expand our manufacturing services to include products that do not need displays.

     As a result of the foregoing, we have substantially changed our business since late in 2002. The selling price of the products we manufacture now range from below $10 to as high as $8,000 per unit. We have numerous customers in six principal markets. We have expanded our capabilities both through organic growth, such as moving into the color display business, and through the acquisitions of AVT, ETMA, and Unico. We have also expanded through the license arrangements with Data International and Integrex and through our manufacturing agreement with Microtune.

     The substantial shift in our business strategy has resulted in increased selling and administrative costs. By previously focusing primarily on one market and one customer, we were able to maintain selling, general and administrative costs at a very low level. By contrast, we now have many more customers requiring more sales interface. In addition, administrative costs have increased as we have increased the number of operating locations in the United States and around the world. In addition, as a result of the Sarbanes-Oxley Act of 2002, we have incurred additional administrative expenses, such as additional auditing fees and the costs related to the establishment of an internal auditing function. In addition, the shift in sales strategy from a high-volume focus to a more value-add focus has resulted in reduced volumes at higher selling prices. The reduced volumes have resulted in excess capacity at our factories overseas.

   Acquisitions and Strategic Transactions

     In September 2002, we purchased the assets and ongoing business of AVT, Advanced Video Technologies, a privately held company located in Marlborough, Massachusetts, that specializes in the design and integration of complex, high-resolution display systems. As a result, we now design and provide customized and ruggedized flat panel, touchscreen, and rackmount systems for OEMs in the industrial and medical markets. We outsource display components from a variety of companies, including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

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

     In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for standard and custom LCD products manufactured by Data International. We also have the right to sell those products through our worldwide channels. The agreements provide us with access to a full suite of standard display products that round out our existing standard product portfolio. In conjunction with the agreement, we established a sales office in Orlando, Florida and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and a $2.9 million term loan. In the first quarter of 2004, we paid $1.4 million against the term loan. The remaining $1.5 million is due in January 2005 and is subject to reduction if certain margin targets are not met.

     In March 2003, we signed an agreement with Microtune, Inc. under which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which we paid $2.7 million with a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of certain excess inventory to Microtune. As a result of this agreement, we now provide 100% of the manufacturing outsourcing for Microtune’s RF module products.

     In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronic manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a former joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which was used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-Malaysia. The principal balance on that lease was $6.6 million as of September 30, 2004. In the second quarter of 2004, Unico Holdings exchanged its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million, compared with Unico Holdings’ interest of $2.6 million. As a result of that transaction, we now own 100% of TFS-Malaysia.

     In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company that was liquidating its business. Under that transaction, we bought the raw materials inventory of Integrex for $1.4 million and hired certain of its employees. We also obtained the rights to most of its customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue receipts from former Integrex customers. In February 2004 and at a second closing in April 2004, we paid $1.3 million in non-refundable license fees to Integrex. At the second closing in April, we also acquired $300,000 of capital equipment.

Discontinued Operations

     On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, to a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with our stockholders receiving one share of Brillian common stock for every four shares of our common stock. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. For more information on the reasons for the spin-off, as well as the description of business and risks associated with the spin-off, please refer to the Form 10 and other filings by Brillian with the Securities and Exchange Commission. The microdisplay business that we transferred to Brillian is now reported in our consolidated financial statements as Discontinued Operations.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to sales returns, bad debts, inventories, fixed assets, goodwill, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     We recognize revenue from product sales when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer; risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. This means that when a product is shipped from one of our facilities under the title transfer terms “Factory” then the risk of loss passes to the customer when the product leaves our facility and we recognize revenue at that time. On the other hand, when a product is shipped under title transfer terms of “Destination” then the risk of loss during transit is maintained by us. Thus, we recognize revenue when the product is accepted by the customer. Shipping terms with one of our major customers is FOB Destination, and many of those products are shipped by sea, taking four to six weeks to reach their destination. As a result, we frequently have a significant amount of product in transit at the end of each quarter included in our finished goods inventory balance.

     We recognize revenue related to engineering and tooling services after service has been rendered, which is determined based upon completion of agreed-upon milestones or deliverables.

     We estimate sales allowances based upon historical experience of sales returns. To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change.

     We write down our inventory for estimated obsolescence or unmarketable inventory. We write down our inventory to estimated market value based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

     In the fourth quarter of 2003, we learned from a customer that a product shipped by us to them contained potentially defective parts. Those potentially defective parts were printed circuit boards supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased was not repairable. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included on those boards less the $158,000 value of the boards for which the supplier is obligated to repay at a minimum. The amount reserved was approximately $1.0 million.

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

     In the second quarter of 2004, a telecommunications customer declared bankruptcy. As a result of that event, we wrote off $127,000 in accounts receivable and recorded a $567,000 reserve against inventory relating to specific programs for that customer.

     In the third quarter of 2004, we wrote off $435,000 of our Redmond inventory due to the pending end-of-life of several long-running programs. The conclusion of the move of the display module operations from Manila to Beijing resulted in inventory write-offs and other charges of $806,000. We wrote off $202,000 of inventory in Manila related to our RF programs.

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

     Long-term assets such as property, plant, and equipment, intangibles, goodwill, and other investments, are originally recorded at cost. On an on-going basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. Assets may also be evaluated by identifying independent market values of assets that we believe to be comparable. If we believe that an asset’s value is impaired, we write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination is made.

     In the third quarter of 2004, we determined that the $27 million goodwill balance associated with the acquisitions of ETMA, located in Redmond, Washington, and TFS-Malaysia was impaired. Because of the ongoing performance issues experienced by the Redmond location, including the integration issues experienced in Redmond in the second and third quarters of 2004, and because of the reduction in market comparables, we engaged a professional valuation firm to assist us in determining the fair value of the ETMA and TFS-Malaysia goodwill. The valuation included a market comparable study and a present value valuation based on management’s best estimates of the future cash flows. The amount of the impairment loss was $21.3 million, and was determined in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

     We also conducted an analysis of the goodwill relating to the AVT acquisition, and that analysis indicated no impairment to the AVT goodwill asset.

     In the third quarter of 2004, we wrote off the remaining $1.8 million of the customer list associated with the AVT acquisition. This write-off occurred as a result of numerous changes in the AVT business, including notification during the quarter that a customer was not renewing a program. That notification, along with the other cumulative changes that have occurred since the acquisition, have now resulted in a complete turnover in the customer base. Most of these changes were driven mainly by the fact that the original business when acquired by us was selling CRT displays and now is exclusively selling flat panel displays.

Results of Operations

   Three months ended September 30, 2004 compared to three months ended September 30, 2003

     Net Sales. Net sales of $42.4 million in the third quarter of 2004 were slightly up from sales of $41.8 million in the third quarter of 2003. Two customers accounted for more than 10% of our net sales in the third quarter of 2004. One of these customers is in the computer peripherals business and the other is in the RF business. Those two customers accounted for 36% and 11% of our net sales, respectively. A European customer in the mobile handset market that accounted for more than 10% of our sales in the third quarter of 2003 accounted for none of our sales in the third quarter of 2004. The large reduction in telecommunication sales resulted from our strategy of changing the focus of our display module business from offering passive color display modules to developing the capability of offering TFT display modules. We are still in the development phase of that effort. The sales (in thousands) in our six markets were as follows:

	Three Months Ended
	September 30,
	2003	2004
Computing	$15,840	$21,997
Consumer	2,447	5,732
Industrial	4,460	5,855
Medical	6,138	5,190
Telecommunications	9,439	1,438
Transportation	3,454	2,144

Net sales	$41,778	$42,356

     Gross Margin. Our gross margin in the third quarter of 2004 was a negative $146,000 compared with a negative $272,000 in the third quarter of 2003. The gross margin in the third quarter of 2004 was negatively impacted in the amount of $1.5 million by inventory write-offs and other charges due to end of life programs in Redmond and the completion of the transfer of the display module business from Manila to Beijing. In addition, the gross margin in Redmond was negative because it did a lower volume of business in 2004 as compared with 2003 because the largest customer of that facility is moving most of its high volume business to Penang. As a result, we are changing the focus of Redmond to doing new product introductions, or NPI, gaming (which is in the industrial segment), and medical. Each of those areas, however, will not see significant revenue increases until mid-2005. We also have added business acquired from Integrex into that facility, but the Integrex business currently contributes very little to the gross margin because of the royalty paid to Integrex. That royalty expires on all but one customer on June 30, 2005. Our gross margin continues to be negatively impacted by our excess capacity in Beijing. We expect that excess capacity in Beijing will be substantially reduced upon the ramp-up of the TFT mobile handset business.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased to $6.2 million in the third quarter of 2004 from $4.9 million in the third quarter of 2003. SG&A expense was 15% of net sales in the third quarter of 2004 compared with 12% in the third quarter of 2003. This increase in SG&A expense occurred primarily for the following reasons. First, we had additional finance and administrative expenses of $689,000 as a result of increased infrastructure and with increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002. We also had additional selling costs of $555,000 as a result of personnel added from acquisitions and expanding our market focus. The SG&A expense in the third quarter of 2004 was slightly higher than we originally expected primarily because of the outsourcing costs associated with implementation of the new internal audit function. In addition, we had a depreciation catch-up charge of $238,000 in the third quarter relating to the potential sale of our Tempe corporate headquarters building. The Tempe building, which had been previously classified as an asset held for sale, is now considered to be an asset held for sale and leaseback. Accordingly, depreciation costs that would otherwise have been recorded during the period the building was held for sale were recorded in the third quarter. TFS agreed to sell the Tempe building for approximately $11 million and leaseback the entire facility for a period of five years. That sale is expected to finalize near the end of 2004.

     Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $808,000 in the third quarter of 2004 from $1.3 million in the third quarter of 2003. Research, development, and engineering expense was 2% of net sales in the third quarter of 2004 compared with 3% in the third quarter of 2003. The decrease in the third quarter of 2004 was due to two reasons. First, we have significantly reduced our pure research efforts in displays as we have spun off our microdisplay business and become more of a manufacturing services company versus a product company. Second, we have continued to move our engineering efforts to Asia, resulting in lower overall costs. Offsetting these decreases, we had a depreciation catch-up charge of $91,000 in the third quarter relating to our Tempe corporate headquarters.

     Impairment of Goodwill. The impairment during the third quarter of 2004 was due to the ongoing performance issues experienced by the Redmond manufacturing facility, including the integration issues, and the reduction in market comparables. We engaged a professional valuation firm to assist us in determining the fair market value of the ETMA and TFS-Malaysia goodwill. The amount of the impairment loss was $21.3 million.

     Impairment of Intangibles. In the third quarter of 2004, we wrote off $1.8 million for customer lists associated with the AVT acquisition. This write-off occurred as a result of numerous changes in the AVT business, including notification during the quarter that a customer was not renewing a program. That notification, along with the other cumulative changes that have occurred since the acquisition, have now resulted in a complete turnover in the customer base. Most of these changes were driven mainly by the fact that the original business when acquired by us was selling CRT displays and now is exclusively selling LCD flat panel displays.

     Amortization of Intangibles. The amortization of customer lists was $510,000 in the third quarter of both 2004 and 2003. Going forward, the amortization of intangibles will relate solely to the ETMA customer list and to the license agreement with Data International, which are described above in “Overview”, as we wrote off the intangible related to AVT’s customer list. The original balance of the amortizable asset associated with ETMA and TFS-Malaysia was $2.0 million and is being amortized over three years starting in 2002. The original amortizable asset associated with Data International was $3.9 million and is being amortized over five years starting in 2003.

     Other Income, Net. Other income was $35,000 in the third quarter of 2004 compared with other expense of $451,000 in the third quarter of 2003. The composition and differences of the items that make up other income are as follows (in thousands):

	Three Months Ended September 30,
	2003	2004
Interest Income	$157	$38
Interest Expense	(640)	(304)
Rental and Service Income from Brillian	50	330
Foreign Exchange and Other Gain (Loss)	(18)	(29)

Other Income (Loss)	$(451)	$35

Interest income decreased as a result of lower cash and short-term investment balances. Interest expense primarily relates to our capital leases. The rental and service income from Brillian increased as a result of the spin-off of our microdisplay business to Brillian Corporation in September of 2003, which is renting part of our existing building and paying for some information technology services.

     Minority Interest. In April 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS Electronic Manufacturing Services Sdn. Bhd. (“TFS — Malaysia”) for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million. As a result of that transaction, we now own 100% of TFS – Malaysia and no longer have a minority interest adjustment. In the third quarter of 2003, we controlled and owned 60% of the business in TFS – Malaysia, and we recorded a benefit of $71,000 to account for the losses allocated to the minority interest holder.

     Benefit from Income Taxes. We recorded a provision for income taxes of $16,000 in the third quarter of 2004 compared with a provision for income taxes of $17.6 million in the third quarter of 2003. The $17.6 million related to a charge in the third quarter of 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance is described above in “Critical Accounting Policies and Estimates.” As a result, we generally no longer record a tax benefit for losses.

     Net Loss. Our net loss was $30.8 million, or $1.41 per diluted share, in the third quarter of 2004 compared with a net loss of $30.9 million, or $1.45 per diluted share, in the third quarter of 2003. As noted previously, the net loss in the third quarter of 2004 included $23.1 million from impairment and write-offs associated with the goodwill of ETMA and the customer list of AVT. The net loss in the third quarter of 2003 included $5.9 million, or $0.28 per diluted share, from discontinued operations relating to our former microdisplay business. As described above in “Discontinued Operations,” our microdisplay division was spun off as a separate public company as of September 15, 2003.

Results of Operations

   Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

     Net Sales. Net sales increased 5% to $118.4 million in the first nine months of 2004 from $113.1 million in the first nine months of 2003. The increase in year over year revenue was primarily a result of growth in (1) our box build/PCBA business in the computing market and (2) our RF module business in the transportation and consumer markets. During the same period, we had a substantial decrease in our display module business as we transition from products using passive color and monochrome displays to products using TFT active color displays.

Two customers accounted for 10% or more of our net sales in the first nine months of 2004. One of these customers is in the computer peripherals business and the other is in the RF business. These two customers accounted for 36% and 10% of our net sales, respectively. The sales (in thousands) in our six markets on a comparative year over year basis were as follows:

	Nine Months Ended September 30,
	2003	2004
Computing	$42,470	$59,092
Consumer	6,202	13,454
Industrial	11,079	15,800
Medical	16,966	13,282
Telecommunications	30,174	9,755
Transportation	6,203	7,049

Net sales	$113,094	$118,432

     Gross Margin. Our gross margin in the first nine months of 2004 was a negative $500,000 compared with a positive $1.8 million in the first nine months of 2003. The reasons for the differences are as follows: First, we sold more products at a lower gross margin at our Redmond, Washington facility due primarily to a change in customer and product mix. That change in mix was primarily because the largest customer of that facility is moving most of its high volume business to Penang. As a result, we are changing the focus of Redmond to new product introductions, or NPI, gaming (which is in the industrial segment), and medical. None of those areas, however, will see significant revenue increases until mid-2005. We also have added business acquired from Integrex into that facility, but the Integrex business currently contributes very little to the gross margin because of the royalty paid to Integrex. That royalty expires on all but one customer on June 30, 2005. Second, we brought over a substantial number of new programs from Integrex and the new product introduction process for each of those programs was extensive and costly. Third, we incurred an unplanned inventory write-off of approximately $1.0 million relating to a supplier’s defective component. We continue to seek remuneration from that supplier for that loss. Fourth, in the first nine months of 2004, we consolidated our display module operations in China by moving the display module operations from Manila to China. This resulted in a one-time expense of approximately $1.0 million in the first nine months of 2004. Finally, in the first nine months of 2004, we had inventory write-offs and other charges of approximately $2.4 million for various reasons, including end-of-life programs, the move of the module operations from Manila to Beijing, and the bankruptcy of a customer. In addition, overall gross margins continue to be negatively impacted by our excess capacity offshore, especially in Beijing. We expect that excess capacity in Beijing will be substantially reduced upon the ramp-up of the TFT mobile handset business.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased to $17.5 million in the first nine months of 2004 from $12.8 million in the first nine months of 2003. SG&A expense was 15% of net sales in the first nine months of 2004 and 11% in the first nine months of 2003. This increase in SG&A expense occurred primarily because of additional finance and administrative expenses of $2.3 million associated with our increased infrastructure and additional selling costs of $2.4 million associated with personnel added from acquisitions and as we expand our market focus along with increased costs associated with our compliance with the Sarbanes-Oxley Act of 2002.

     Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $2.2 million in the first nine months of 2004 from $3.9 million in the first nine months of 2003. Research, development, and engineering expense was 2% of net sales in the first nine months of 2004 compared with 3% in the first nine months of 2003. The decrease in the first nine months of 2004 was due to two reasons. First, we have significantly reduced our pure research efforts in displays as we have spun off our microdisplay business and become more of a manufacturing services company versus a product company. Second, we have continued to move our engineering efforts to Asia, resulting in lower overall costs.

     Impairment of Goodwill. The impairment during the third quarter of 2004 was due to the ongoing performance issues experienced by the Redmond manufacturing facility, including the integration issues, and the reduction in market comparables. We engaged a professional valuation firm to assist us in determining the fair market value of the ETMA and TFS-Malaysia goodwill. The amount of the impairment loss was $21.3 million.

     Impairment of Intangibles. In the third quarter of 2004, we wrote off $1.8 million for customer lists associated with the AVT acquisition. This write-off occurred as a result of numerous changes in the AVT business, including notification during the quarter that a customer was not renewing a program. That notification, along with the other cumulative changes that have occurred since the acquisition, have now resulted in a complete turnover in the customer base. Most of the changes were driven mainly by the fact that the original business when acquired by us was selling CRT displays and now is exclusively selling flat panel displays.

     Amortization of Intangibles. The amortization of customer lists was $1.5 million in both 2004 and 2003. Going forward, the amortization of intangibles will relate solely to the ETMA customer list and to the license agreement with Data International which are described above in “Overview”, as we wrote off the intangible related to AVT’s customer lists. The original balance of the amortizable asset associated with ETMA was $2.0 million and is being amortized over three years starting in 2002. The original amortizable asset associated with Data International was $3.9 million and is being amortized over five years starting in 2003.

     Other Income, Net. Other income was $355,000 in the first nine months of 2004 compared with $6,000 in the first nine months of 2003. The composition and differences of the items that make up other income are as follows (in thousands):

	Nine Months Ended September 30,
	2003	2004
Interest Income	$796	$183
Interest Expense	(784)	(880)
Rental and Service Income from Brillian	50	981
Foreign Exchange and Other Gain (Loss)	(56)	71

Other Income, net	$6	$355

Interest income decreased as a result of lower cash and short-term investment balances. Interest expense primarily relates to our capital leases. The rental and service income from Brillian increased as a result of the spin-off of our microdisplay business to Brillian Corporation in September 2003, which is renting part of our existing building and paying for some information technology services. Also included in other income is approximately $150,000 from a legal settlement that occurred in the second quarter of 2004.

     Minority Interest. In April 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS — Malaysia for approximately 423,000 shares of our common stock in a transaction valued at $2.8 million. As a result of that transaction, we now own 100% of TFS — Malaysia. In the first nine month of 2004, we recorded an expense of $22,000 to account for the profits allocated to the minority interest holder during the period of time preceding the stock exchange. In the first nine months of 2003, we controlled and owned 60% of the business in TFS — Malaysia and we recorded a benefit of $28,000 to account for the losses allocated to the minority interest holder.

     Benefit from Income Taxes. We recorded a benefit from income taxes of $112,000 in the first nine months of 2004 compared with a provision for income taxes of $14.3 million in the first nine months of 2003. The benefit in the first nine months of 2004 related to tax refunds received. We recorded a charge in the third quarter of 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance is described above in “Critical Accounting Policies and Estimates.” As a result, we generally no longer record a tax benefit for losses.

     Net Loss. Our net loss was $44.1 million, or $2.04 per diluted share, in the first nine months of 2004 compared with a net loss of $41.2 million, or $1.94 per diluted share, in the first nine months of 2003. As noted previously, the net loss in the third quarter of 2004 included $23.1 million from impairments and write-offs associated with the goodwill of ETMA and TFS-Malaysia and the customer list of AVT. The net loss in the first nine months of 2003 included $10.6 million, or $0.50 per diluted share, from discontinued operations relating to our former microdisplay business. As described above in “Discontinued Operations,” our microdisplay division was spun off as a separate public company as of September 15, 2003.

Liquidity and Capital Resources

     In the third quarter of 2004, we had $2.4 million in net cash outflow from operations compared with $4.8 million in net cash outflow from operations in the third quarter of 2003. The principal difference was reduced working capital requirements in the third quarter of 2004.

     Our inventory turns were 6.3 and day sales outstanding, or DSOs, were 53 days in the third quarter of 2004, an improvement over the 5.9 inventory turns and 58 DSOs in the third quarter of 2003. We also saw similar quarterly sequential improvement in inventory turns and DSOs as we continue to focus operational resources on improving those metrics. Our depreciation and amortization expense was $2.5 million in the third quarter of 2004 compared with $2.0 million in the third quarter of 2003. The depreciation expense was slightly higher than normal because of the depreciation catch-up charge relating to the Tempe corporate headquarters. That building has been held for sale since the third quarter of 2003 and, as required by GAAP, no depreciation was taken on that building for a period of time. We have agreed to sell the Tempe building for approximately $11 million and leaseback the entire facility for a period of five years. The Tempe building, which had been previously classified as an asset held for sale, is now considered to be an asset held for sale and leaseback. Accordingly, depreciation costs in the amount of $362,000, which would otherwise have been recorded during the period the building was held for sale, were recorded in the third quarter. That sale is expected to finalize near the end of 2004.

     During the third quarter of 2004, we incurred capital additions of approximately $800,000. This was principally related to our ongoing ERP implementation and additions in China related to our TFT clean room. In the first nine months of 2004, we incurred capital additions of $6.8 million. We made a $1.4 million payment during the first quarter of 2004 to Data International on the term loan that related to the license to resell certain standard products. A final estimated $1.5 million payment on that note is due to Data International in January 2005. During the first nine months of 2004, we also consummated the Integrex transaction, described above, for an initial cash outlay of $2.3 million for inventory and prepaid license fees. In the second quarter of 2004, we paid an additional $713,000 to Integrex for license fees and equipment.

     In the second quarter of 2004, we purchased our facility in Manila from our lessor for a total payment of $3.8 million, of which $2.9 million was assigned to the carrying value of the building and $846,000 was applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation, or RBF for a 50-year land right. Lastly, we executed an agreement with the RBF for the option to purchase the leased land for $1 at any time until April 23, 2014. As a result of the building purchase and land right agreement, we will no longer be required to pay the $7.8 million in the lease payments due over the next seven years that was remaining on our original ten year lease agreement.

     At September 30, 2004, we had cash of $13.9 million compared with cash of $18.7 million at June 30, 2004. The primary reductions to these balances over the last quarter can be summarized as follows:

Operating Cash Outflows	$(2.4) million
Capital Expenditures (net of asset sales)	$(0.8) million
Cash used to Repay Borrowings and Capital Leases	$(1.6) million

     At September 30, 2004, we had cash of $13.9 million compared with cash and short-term investments of $33.1 million at December 31, 2003. The primary reductions to these balances over the last nine months can be summarized as follows:

Operating Cash Outflows	$(14.9) million
Capital Expenditures, Acquisitions and Strategic Investments(a)	$ (9.0) million
Cash from Borrowings, Net of Debt and Capital Lease Repayments	$ 4.5 million

(a) Includes the following line items from the Condensed Consolidated Statements of Cash Flows appearing on page 3 of this Form 10-Q: purchases of property, plant, and equipment; proceeds from sale of assets; purchase of intangibles; acquisitions and strategic investments.

     Our working capital was $27.4 million and our current ratio was 1.7-to-1 at September 30, 2004, down from working capital of $59.6 million and a current ratio of 2.5-to-1 at December 31, 2003. These decreases are primarily because of reduced cash balances and borrowing on our new lines of credit.

     While we transact business predominantly in U.S. dollars and bill and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese Renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine Pesos, British Pounds Sterling, Malaysian Ringgit, and Chinese Renminbi. Thus, fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. These currency risks are particularly important since sales outside North America represented 37% of our net sales in the first nine months of 2004 and 43% of our net sales in 2003. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in each of these periods.

     We entered into a temporary credit facility with First National Bank in the first quarter of 2004 under which we borrowed $5.0 million secured by restricted cash deposits. In the second quarter 2004, we repaid and terminated that credit facility.

     In the second quarter of 2004, we entered into a $10.0 million secured revolving line of credit with Silicon Valley Bank, or SVB, which matures on June 25, 2005. Initially, that line of credit bore interest at the bank’s prime rate plus 75 basis points, subject to a minimum rate of 4.75%. The SVB line also contained restrictive covenants that included, among other things, restrictions on the declaration of payments of dividends, restrictions on the sale or transfer of assets, and maintenance of specified net worth and quick ratio. We owed $5.0 million under that line of credit as of September 30, 2004. As of September 30, 2004, we did not meet some of the required covenants, although SVB did not call a default on the SVB line. Recently, we signed an amendment to the original SVB line that substantially revises its terms and conditions. Under those new terms, the first $2.5 million of borrowings under that line of credit bears interest at the bank’s prime rate plus 125 basis points subject to a minimum rate of 4.75%, and borrowings above $2.5 million are subject to a factoring arrangement, bearing an initial discount fee and interest of prime plus 450 basis points on the factored receivables. The credit limit remains at $10 million, but there are fewer receivables that qualify as factorable as compared to the original borrowing base, resulting in a potentially lower borrowing base. Many of the restrictive covenants previously contained in the SVB line documents have been removed, although covenants do remain relating to cash earnings, revenue, and the Tempe building sale. Currently, SVB’s prime rate is 4.75%. We had borrowed $5.0 million under the facility as of September 30, 2004.

     In addition, in the second quarter of 2004, our Beijing subsidiary secured a $2.4 million line of credit with Hua Xia Bank secured principally by our building in Beijing. We have borrowed $2.4 million under that facility, which accrues simple, annual interest at 5.31%.

     The following tables list our contractual obligations and commercial commitments as of September 30, 2004:

	Payments due by Period
Contractual Obligations	Total	Less			6 Years
(in thousands)	Obligations	Than 1 Year	1-3 Years	4-5 Years	and Over
Notes Payable	$1,537	$1,537	$—	$—	$—
Operating Leases	11,872	3,202	2,611	209	5,850
Capital Leases	7,399	2,722	4,670	7	—
Lines of Credit	7,416	7,416	—	—	—

Total Contractual Cash Obligations	$28,224	$14,877	$7,281	$216	$5,850

     TFS has agreed to sell the Tempe building for approximately $11 million and lease back the entire facility for a period of five years. That sale is expected to finalize near the end of 2004.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less			6 Years
(in thousands)	Commitments	Than 1 Year	1-3 Years	4-5 Years	and Over
Guarantee	$345	$345	$—	$—	$—

     The operating leases listed above include leases for our factories in Penang, Washington, and Massachusetts; our ground lease in Arizona; and our sales office in Florida. In the second quarter of 2004, we purchased our leased building in Manila. As a result of the building purchase, we will no longer be required to pay the $7.8 million over the next seven years that was remaining on our original ten year operating lease agreement. The capital leases listed above are for our manufacturing equipment in Malaysia and Washington. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a privately held company developing microdisplay products. Brillian assumed this guarantee in the spin-off. If the lending institution were to declare VoiceViewer to be in default under the loan, however, and if Brillian Corporation were unable to satisfy its obligation as primary guarantor, then we would be required to pay the guaranteed amount.

     We have no other long-term debt, capital lease obligations, unconditional purchase obligations, or other long-term obligations, and we do not have any other commercial commitments or other off-balance sheet arrangements.

     Our cash balance was $13.9 million as of September 30, 2004. We expect operating cash outflow to consume only a small portion of our cash reserves for the remainder of 2004. As noted above, we have signed an agreement to sell our Tempe corporate headquarters for approximately $11.0 million. Under that transaction, we would sign a lease for five years on that building. At the same time, we would enter into a sublease agreement with Brillian Corporation for approximately 60% of the building. Based upon our cash balances, expected use of cash in the fourth quarter of 2004, and the expected sale of the building, we believe that our existing cash balances plus our expected loan commitments will provide adequate sources to fund our operations and planned expenditures through mid-2005, as well as to meet our contractual obligations.

     Based on our internal revenue forecast, however, we believe that we will need substantial additional cash to meet working capital needs beginning in mid-2005. As a result, we have an effective Form S-3 registration statement for six million shares of our common stock for possible sale. There is no assurance there will be a market for our shares or that any such equity offering of shares will raise sufficient amounts to fund all of our requirements. As a result, we may be required to pursue alternative methods of financing or raising capital. We cannot provide assurance that adequate additional loan commitments or alternative methods of financing will be available or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards

     In November 2002, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. This interpretation was subsequently revised by FIN 46 (Revised 2003) (“FIN 46(R)”) in December 2003. This interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risk among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003. We have no involvement with variable interest entities and do not believe that FIN 46(R) will impact our future financial results.

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

Section 404 Internal Controls Evaluation

     We are now completing a comprehensive evaluation of internal control over financial reporting for the year ending December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a part of this evaluation, we have identified certain deficiencies in the design and/or operating effectiveness of internal controls. While we believe none are material, some may be considered to be significant. We are actively remediating all identified internal control deficiencies, and many have already been corrected.

     We currently believe there are no material control weaknesses impacting financial reporting. However, until our evaluation is complete, there can be no assurance that none will be identified.

Definition of Disclosure Controls

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify issues and confirm that appropriate corrective action, including process improvements, were being undertaken. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our independent auditors, which evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are a single deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. Auditing literature defines “material weakness” as a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our ongoing procedures.

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

     No officers currently maintain trading plans.

ITEM 6. EXHIBITS

Exhibit Number	Exhibits
10.32	Amendment No. 1 to the First Amended and Restated Real Property Sublease Agreement between the Registrant and Brillian Corporation.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date: November 9, 2004	By:	/s/ Jeffrey D. Buchanan

Jeffrey D. Buchanan
Executive Vice President, Chief
Financial Officer,
Secretary, and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Exhibits
10.32	Amendment No. 1 to the First Amended and Restated Real Property Sublease Agreement between the Registrant and Brillian Corporation.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.