Form 10-K
period 2004-12-31
THREE FIVE SYSTEMS INC
filed 2005-04-04
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1- 4373

THREE-FIVE SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86 - 0654102

(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

1600 North Desert Drive, Tempe, Arizona	85281

(Address of Principal Executive Offices)	(Zip Code)

(602) 389-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of Common Stock held by nonaffiliates of the registrant (17,362,905 shares) based on the closing price of the registrant’s Common Stock as reported on the New York Stock Exchange on June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $88,550,816. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 28, 2005, there were outstanding 21,767,653 shares of the registrant’s Common Stock, par value $.01 per share.

Documents Incorporated by Reference

     Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. If for any reason such statement is not filed within 120 days after the close of the fiscal year ended December 31, 2004, this annual report will be appropriately amended.

THREE-FIVE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

__________________

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements also include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2005 and thereafter; technological innovations; future products or product development; our product development strategies; potential acquisitions or strategic alliances; the success of particular product or marketing programs; the amounts of revenue generated as a result of sales to significant customers; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from the forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, “Business – Risk Factors.”

i

PART I

ITEM 1. BUSINESS

Overview

     We are a global provider of electronics manufacturing services, or EMS. We design and/or manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the computing, consumer, industrial, medical, telecommunications and transportation industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, and turn-key supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture primarily utilize liquid crystal displays, or LCDs. Those LCDs include small form factor monochrome and color LCDs, including thin film transistor LCDs, or TFTs, as well as large format flat panel monitors, all of which are TFTs. We refer to the business involving displays as our Display business. All other business, other than the Display business, is referred to herein as the EMS business.

     The products we manufacture for customers are of varying sizes and have varying levels of integration. The typical design program life cycle of a custom-designed product is three to fifteen months and includes technical design, prototyping, pilot manufacturing, and high-volume manufacturing. The cycle is shorter for products in which no display is involved or when the customer has already completed the design.

     Our website is located at www.tfsc.com. Through our website, we make available free of charge our annual report on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, any amendments to those reports filed or furnished under the Securities Exchange Act, and our earnings press releases. These reports and press releases are available as soon as reasonably practical after we electronically file them with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments of or waiver thereto; and any other corporate governance materials contemplated by SEC and NYSE regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

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

     Today, the EMS industry consists of companies that provide a broad range of services, including engineering and design, new product introduction, printed circuit board assembly, or PCBA, box build, testing, distribution and logistics, and aftermarket support services for OEMs in the electronics industry. The trend toward outsourcing by OEMs has continued in recent years, as OEMs have been under increased pressure to pursue aggressive cost savings. In addition, OEMs have continued to move manufacturing programs to lower cost regions and sought EMS providers with global footprints.

     Although EMS industry revenue declined in recent years as a result of significant cutbacks in customer production requirements, industry revenue has slowly begun to increase again over the last year as inventories have declined and customer production requirements generally have begun to stabilize. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets. We also believe that an EMS provider with a global presence will grow faster than the industry average because of the ability to offer multinational OEMs a comprehensive set of outsourced services through a single global manufacturing platform.

     The factors driving OEMs to favor an outsourcing strategy include the following:

•	Reduce Operating Costs and Capital Investment. In the current economic environment, OEMs are under significant pressure to reduce manufacturing costs and capital expenditures. EMS companies can provide OEMs with flexible, cost-efficient manufacturing services. In addition, as OEM products have become more technologically advanced, the manufacturing and system test processes have become increasingly automated and complex, requiring significant capital investments. EMS companies enable OEMs to access technologically advanced manufacturing and test equipment and facilities without additional capital expenditures.

•	Access Global Manufacturing Services. OEMs seek to reduce their manufacturing costs by having EMS companies manufacture their products in the lowest cost locations that are appropriate for their products and end customers. OEMs also are increasingly requiring particular products to be manufactured simultaneously in multiple locations, often near end users, to bring products to market more quickly, reduce shipping and logistics costs, and meet local product content requirements. Global EMS companies are able to satisfy these requirements by capitalizing on their geographically dispersed manufacturing facilities, including those in lower cost regions.

•	Accelerate Time to Market. OEMs face increasingly short product life cycles resulting from increased competition and rapid technological changes. As a result, OEMs must reduce the time required to bring their products to market. OEMs can bring a product to market faster by using EMS companies’ expertise in new product introduction, including manufacturing design, engineering support, and prototype production. OEMs can more quickly achieve volume production of their products by capitalizing on EMS companies’ manufacturing expertise and global presence and infrastructure.

•	Ability to Focus on Core Competencies. By shifting design, manufacturing, testing, logistics and distribution, and aftermarket support functions to EMS companies, OEMs can focus their resources on their core competencies, including product development, marketing, and sales.

•	Access to Engineering and Manufacturing Technologies. OEMs continually seek access to engineering expertise and manufacturing technologies necessary to build their increasingly complex products, such as displays, as described below. OEMs are motivated to work with EMS companies to gain access to their expertise in product design, assembly, manufacturing, and testing technologies.

•	Reduced Supply Chain Investment. Outsourcing to EMS companies allows OEMs to enter into short-term manufacturing contracts and lower their investment in inventory and long-term manufacturing assets, enabling them to increase their return on assets. As a result, OEMs can react more quickly to changing market conditions and allocate capital to other core activities.

     As part of our suite of electronics manufacturing services, our expertise in display systems differentiates us from competitors. Displays are a prevalent feature in many OEM products. OEMs increasingly believe that a display interface is important because it makes products more useful and easier to operate. Custom LCDs, including both monochrome and color displays, address requirements for high performance, increased information content, low power, and low cost.

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

     Our EMS services include custom display solutions and standard display products. Our focus is on LCD display technologies. Historically, our emphasis was on small form factor displays, but since 2002 we have also offered our customers monitors with large-format displays for use in industrial and governmental applications.

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

     Engineering and Design. We offer engineering, design, and related services for new products and assist our customers in designing products for optimal manufacturing and testing. Our design for manufacturability service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high production yields, and establish superior product quality. Our design for testability service focuses on achieving the highest level of in-circuit and functional test coverage prior to product shipment. Our engineering and development activities also focus on display products intended to meet the requirements of our target markets. We add value for our customers through our ability to integrate the design and production process, which reduces the time between product conception and market introduction. Our emphasis on engineering and manufacturing services has positioned us to develop unique product solutions for our customers as they seek displays with more information content at lower cost.

     New Product Introduction and Prototyping. We offer technical services that shorten the time it takes our customers to introduce their products into the market and that help them to optimize the commercial manufacturing of their products. Our integrated approach draws on our engineering, design, supply chain management, prototyping and production manufacturing, quality, and test engineering experience to enable a fast, cost-effective ramp to volume production. We are able to assist our customers with component selection, materials strategies, supply chain development, manufacturing process development, reliability modeling, quality plan development, and test plan implementation.

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

     Display Products. Our services include display products incorporating both monochrome and color LCDs. We utilize inquiries from customers for display products to offer a manufacturing solution for the customer’s entire product. We typically deal with customers seeking custom designed displays that provide unique functionality and differentiation. Our large-format monitor products offer customized solutions for the industrial, human-machine interface, and kiosk markets and integrate various levels of system solutions, including innovative features like wireless interfaces.

     Platform Display Business. In the custom display business in 2004, we also began to devote significant effort to TFT color displays. TFT is the acronym for “thin-film transistor” and is the type of color LCD display typically used in a laptop computer or monitor. Those displays are now becoming prevalent in mobile phone handsets, which is our principal market focus. We refer to the TFT business as “Platform” business because it is not cost effective to create a custom LCD for every product. Instead, we create a platform of semi-custom LCDs and then further customize a module to fit a customer’s unique handset design.

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

     Logistics and Distribution. We offer flexible services related to the configuration and shipment of our customers’ products. We perform final product packaging, out-of-box audit, and distribution services for completed products as well as direct order fulfillment. We can deliver final products directly into our customers’ distribution channels and to our customers’ end-users. We believe that these services compliment our comprehensive manufacturing solutions, enabling our customers to be more responsive to changing market demands and to get their products to market more quickly at a lower total cost.

     Aftermarket Service. We provide a wide range of aftermarket services, including repair, refurbishment, remanufacturing, system upgrades, and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet specific customer requirements.

Other Business Factors

Sales and Marketing

     We achieve worldwide sales coverage through a direct sales force and direct sale representatives that focus on generating new accounts. Program managers are responsible for managing relationships with existing customers and making follow-on sales. Application engineers work with their counterparts at customers to ensure all technical details are addressed. In addition to our sales force, program managers, and application engineers, our executive staff plays an integral role in our sales efforts.

     Our sales to customers in North America represented approximately 54.0% of net sales in 2003 and 62.2% of net sales in 2004. Our sales to customers in Asia represented approximately 20.5% of net sales in 2003 and 18.4% of net sales in 2004. Our sales to customers in Europe represented approximately 25.5% of net sales in 2003 and 19.4% of net sales in 2004.

     Our sales to customers in our EMS business represented approximately 50.6% of net sales in 2003 and 66.6% of net sales in 2004. Our sales to customers in our Display business represented approximately 49.4% of net sales in 2003 and 33.4% of net sales in 2004.

Customers

     Our customers include large multinational and smaller OEMs that have chosen outsourcing as a core manufacturing strategy. We service a diverse range of industries, including medical, industrial, telecommunications, transportation, consumer, and computing. We believe we are able to offer customers an outsourcing solution that involves lower costs than typically would be provided by their internal operations. We seek to differentiate ourselves from our competitors by providing advanced methodologies and capabilities and exceptional customer focus by integrating our services into our customers’ operations. Additionally, we also offer unique expertise in designing and manufacturing display systems and RF modules. We believe that providing display modules as part of our EMS offering provides us with a unique value proposition in our target markets. The printed circuit board assembly and the display represent a large portion of an OEM’s bill of materials, thus allowing us to offer “one-stop shopping.”

     In fiscal 2004, our ten largest customers accounted for approximately 71% of our net sales. Our largest customer during fiscal 2004 was Avocent, accounting for approximately 38% of net sales. No other customer accounted for more than 10% of net sales in fiscal 2004.

     The following table lists in alphabetical order a representative sample of our largest customers in fiscal 2004 and the products of those customers for which we provide manufacturing services:

Customer	End Products
Avocent	KVM (keyboard, video, mouse) server switches
Hypercom	POS (point of sale) terminals
Isilon	Data storage for video server market
Inverness	Consumer medical (glucometers)
Invensys	Industrial controls
Microtune	RF modules
Motorola	Telematics

Backlog

     As of December 31, 2004, we had a backlog of orders of approximately $47.0 million. The backlog of orders as of December 31, 2003 was approximately $46.7 million. Our backlog consists of product orders for which confirmed purchase orders or fixed forecasts have been received and which are scheduled for shipment within 12 months. Orders are typically given with only a six to eight week lead time. Some of our largest customers provide purchase orders of only one week and fixed forecasts beyond the one week. Most orders are subject to rescheduling or cancellation by the customer with limited penalties. Because of the possibility of customer changes in delivery schedules or cancellations and potential delays in product shipments, our backlog as of a particular date may not be indicative of net sales for any succeeding period.

Components and Raw Materials

     We purchase raw materials and electronic components from manufacturers and distribution companies. The key electronic components we purchase include printed circuit boards, specialized components, such as application-specific integrated circuits, LCD glass, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules, and cable and wire harnesses), inductors, resistors, and capacitors. Along with these electronic components, we also purchase components for use in higher-level assembly and manufacturing. These components include injection-molded plastics, pressure-formed plastics, vacuum-formed plastics, sheet metal fabrications, aluminum extrusions, die castings, and various other hardware and fastener components. These components range from standard to highly customized, and they vary widely in terms of market volatility and price.

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

     Our procurement strategy is to secure alternative supply sources for the majority of these materials. Many of these materials, however, must be obtained from foreign suppliers, which subjects us to the risks inherent in obtaining materials from foreign sources, including supply interruptions and currency fluctuations. Our suppliers generally are meeting our requirements, and we believe our strategic supplier alliances have further strengthened our relations with offshore suppliers. We have experienced material shortages in the past. Those shortages prevented us from meeting customer demand for certain services. Similar shortages in the future could have a material adverse effect on our business.

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

Intellectual Property

     We own various service marks, including “Three-Five Systems,” the stylized “TFS”, and our logo. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.

Information Technology

     We are implementing a multi-year phased roll-out of a new enterprise resource planning, or ERP, platform for certain of our locations. This ERP platform is intended to augment our management information systems and includes software from SAP and several other vendors. The ERP platform is intended to enhance and standardize our ability to translate information globally from production facilities into operational and financial information and to create a consistent set of core business applications at our worldwide facilities, although we will not necessarily convert all of our facilities to the same system. We believe that the related licenses are of a general commercial character on terms customary for these types of agreements. We have invested approximately $2.1 million as of December 31, 2004 for the new ERP platform. In February, this implementation project was put on hold as we evaluate our situation regarding the possible sale of our Manila facility and the move of our corporate headquarters. Our current plan is to restart the implementation in the second half of 2005.

Employees

     We currently employ approximately 1,800 full-time employees. Given the quick response time required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. None of our employees are covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

Competition

     We believe Benchmark Electronics, Plexus, Pemstar, Suntron, and other smaller, proximity-based domestic EMS providers constitute our principal competitors. In addition, we believe that AU Optronics Corp., Philips, Samsung, Seiko-Epson, Hosiden, Optrex, Seiko Instruments, International Displayworks, Wintek, and Sharp constitute the principal competitors for our EMS services involving display solutions. We compete primarily on the basis of engineering, design, testing, and production capabilities; our technological know-how; the responsiveness, quality, flexibility, and price of our services; and geographic locations. Many of our competitors have substantially greater manufacturing, financial, and research and development resources than we possess and offer broader geographic operations and a greater range of services than we do. We also face competition from the manufacturing operations of current and potential customers, which continually evaluate the benefits of internal manufacturing versus outsourcing.

Acquisitions and Strategic Ventures

     In September 2002, we purchased the assets and ongoing business of Advanced Video Technologies, a privately held company, located in Marlborough, Massachusetts that specialized in the design and integration of complex, high-resolution display systems. As a result, we now design and provide customized and ruggedized flat panel, touchscreen, and rackmount systems for OEMs in the industrial and medical markets. We outsource display components from a variety of companies, including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

     In December 2002, we purchased the stock of ETMA Corporation, located in Redmond, Washington, a privately held electronics manufacturer for OEM customers in the computer peripheral, medical monitoring, and Internet security industries. As a result, we now offer the manufacturing capabilities of five surface mount manufacturing lines, including one dedicated to new product introduction and prototyping activity. We also provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. The purchase price of the ETMA acquisition was $38.1 million, which we paid entirely in cash.

     In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for LCD products manufactured by Data International. We also obtained the right to sell those products through our worldwide channels. In conjunction with the agreement, we established a sales office in Orlando, Florida, and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and $2.9 million was a term loan. In the first quarter of 2004, we paid $1.4 million against the term loan. The remaining $1.5 million was due in January 2005, although it was subject to a reduction if certain margin targets were not met. As a result of a dispute with Data International, however, that note has not yet been paid. We recently determined that certain of the specified Data International display products have been simultaneously available in the United States through a third party and that we had not been provided exclusive distribution rights to the United States market as required by the license. Based on that determination, we believe that the license was breached, and we are exercising our rights of rescission. We notified Data International in February 2005 that we will not make the final $1.5 million payment to Data International that was due in January 2005. We also asserted damages of at least $2.5 million, plus interest and other expenses, against Data International. We also notified Data International that we will off-set our claimed damages against money owed by us to Data International for product purchases. We recently filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract.

     In March 2003, we signed an agreement with Microtune, Inc. under which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which we paid $2.7 million with a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of certain excess inventory to Microtune. As a result of this transaction, we now provide 100% of the manufacturing outsourcing for Microtune’s RF module products. We recently announced that we are exploring the possible sale of our Manila facility. If that occurs, it is likely that the Microtune business would be sold along with the facility.

     In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronics manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a former joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which was used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-Malaysia. The principal balance on that lease was $6.1 million as of December 31, 2004. In the second quarter of 2004, Unico Holdings exchanged its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock held in treasury in a transaction valued at $2.8 million, compared with Unico Holdings’ interest of $2.6 million. As a result of that transaction, we now own 100% of TFS-Malaysia.

     In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company that was liquidating its business. Under that transaction, we bought the raw materials inventory of Integrex for $1.4 million and hired certain of its employees. We also obtained the rights to most of its customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue receipts from former Integrex customers. In February 2004 and at a second closing in April 2004, we paid $1.3 million in non-refundable license fees to Integrex. At the second closing in April, we also acquired $300,000 of capital equipment. We have since renegotiated the license fees, reducing the percentage fee on specific customers and, in one instance, extending by three months the time during which the reduced fee is paid.

Government Regulation

     Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. We believe we operate in substantial compliance with all applicable requirements. There can be no assurance, however, that material costs and liabilities will not arise from complying with these requirements or from complying with new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

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

Executive Officers

     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Jack L. Saltich	61	President, Chief Executive Officer, and Director

James E. Jurgens	56	Interim Chief Financial Officer

David K. McQuiggan	41	Senior Vice President — Platform Display Products

Van H. Potter	46	Senior Vice President – Electronic Manufacturing Services

Eric W. Haeussler	44	Corporate Controller and Principal Accounting Officer

     Jack L. Saltich has served as a director and the President and Chief Executive Officer of our company since July 1999. Mr. Saltich served as Vice President of Advanced Micro Devices from May 1993 until July 1999; as Executive Vice President of Applied Micro Circuits Corp. from January 1991 until March 1993; and as Vice President of VLSI from July 1988 until January 1991. Mr. Saltich held a variety of executive positions for Motorola from July 1971 until June 1988. These positions included serving as an Engineering Manager from May 1974 until January 1980, an Operation Manager from January 1980 until May 1982, a Vice President and Director of the Bipolar Technology Center from May 1982 until June 1986, and a Vice President and Director of the Advanced Product Research and Development Laboratory from June 1986 until June 1988. Mr. Saltich serves as the Chairman of the Board of Brillian Corporation, a public company that designs and sells microdisplay products; as a member of the board of directors of Immersion Corporation, a public company that develops, licenses, and markets haptic technology and products; and as a member of the board of directors of Vitex Systems, Inc., a private company that commercializes transparent ultra-barrier films for use in flat panel displays.

     James E. Jurgens has served as Interim Chief Financial Officer of our company since February, 2005. Mr. Jurgens has been working with our company as a consultant since August 2004. From 2001 to 2003, Mr. Jurgens was an Operations Director for Intel Corporation. From 1999 to 2001, Mr. Jurgens was Chief Financial Officer and Operations Director of Ziatech Corporation, a privately held developer of embedded computers for telecom applications. From 1994 to 1999, Mr. Jurgens was Chief Financial Officer/Prokurist and European Finance Director for Advanced Micro Devices GmbH.

     David K. McQuiggan has served as Senior Vice President of Platform Display Products of our company since October 2004. Mr. McQuiggan served as Chief Executive Officer of Densitron Technologies, PLC from 2002 to 2004; General Management of North American Operations from 2000 to 2002; Vice President of Marketing and Business Development from 1998 to 2000; Regional Sales Manager from 1991 to 1996; and a Development Engineer from 1989 to 1991. Prior to joining Densitron Technologies, PLC, Mr. McQuiggan began his career in 1986 with Marconi Avionics.

     Van H. Potter has served as Senior Vice President — Electronic Manufacturing Services since October of 2004. From April through October of 2004, Mr. Potter served as Senior Vice President, Business Groups. Mr. Potter joined TFS as Vice President, Display Products in February 2003. Mr. Potter was Market Development Manager and Project Manager for Rogers Corporation, a manufacturer of specialty polymer composite materials, from February 2002 until February 2003. From April 1994 until February 2002, Mr. Potter held a variety of management, marketing, and new business development positions with Durel Corp., a joint venture between Rogers Corporation and 3M Corporation.

     Eric W. Haeussler has been Principal Accounting Officer of our company since May 2004 and Corporate Controller of our company since August 2002. Mr. Haeussler joined our company in October 1990 and served as Cost Accounting Supervisor until September 1996, Cost Accounting Manager from October 1996 until August 2000, and Director of Finance and Assistant Controller from September 2000 until August 2002.

DISCONTINUED OPERATIONS

     On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, to a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each stockholder receiving one share of Brillian common stock for every four shares of our common stock. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. The microdisplay business that we transferred to Brillian is now reported in our consolidated financial statements as Discontinued Operations.

RISK FACTORS

     You should carefully consider the following factors, in addition to those discussed elsewhere in this report, in evaluating our company and our business.

We may be delisted from the New York Stock Exchange.

     Our common stock is listed on the New York Stock Exchange. To continue trading on the NYSE, we must meet the NYSE listing maintenance standards. If we are unable to continue to meet the NYSE’s listing maintenance standards, our common stock could be delisted from the NYSE. If our common stock were delisted, we likely would seek to list the common stock on the Nasdaq SmallCap Market, the American Stock Exchange, or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock were not listed on the Nasdaq SmallCap Market or an exchange, trading of our common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

We have received an unqualified report on our consolidated financial statements with an explanation paragraph from our independent registered public accounting firm.

     The report by the independent registered public accounting firm of our company on our consolidated financial statements states that the consolidated financial statements have been prepared assuming that we will continue as a going concern. The report indicates that our recurring losses from operations and difficulties financing future working capital needs raise substantial doubt about our ability to continue as a going concern.

The majority of our sales come from a small number of customers, and our sales could decline significantly if we lose any of these customers.

     Sales to our ten largest customers have represented a significant percentage of our net sales in recent periods. Our ten largest customers accounted for approximately 71% and 79% of net sales in fiscal 2004 and fiscal 2003, respectively. Our largest customer during fiscal 2004 was Avocent, accounting for approximately 38% of net sales. Our largest customers during fiscal 2003 were Avocent and Vitelcom, accounting for approximately 23% and 13% of net sales, respectively. No other customer accounted for more than 10% of net sales in fiscal 2004 or fiscal 2003.

     Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, would seriously harm our business. If we are not able to timely replace expired, canceled, or reduced contracts with new business, our revenue could be harmed.

Our recent history of losses makes financing our working capital and ongoing business needs difficult.

     We have had several years of operating losses and reduced working capital resources. As a result, to fund our operations, we will be required to reduce our expenses significantly or raise additional funds through an offering of debt or equity securities, borrowings from financial institutions, or the sale of assets. We can provide no assurance that these efforts will be successful.

We have key suppliers that could limit our credit.

     Our recent history of losses and liquidity position could result in a lowering or elimination of our credit with key suppliers. In such instance, this could result in a material adverse effect to us including an accelerated depletion of our cash and an inability to timely deliver products to our customers because of our inability to procure raw materials.

Our operating results may be adversely affected by excess inventory.

     We typically purchase components and other materials in anticipation of customer orders based on customer purchase orders or forecasts. For a variety of reasons, such as decreased OEM customer or end-user demand, we may not be able to utilize various components or other supplies that we have purchased in anticipation of customer demand. In such event, we generally attempt to recoup our materials and manufacturing costs by various means, including returning components to our suppliers, disposing of excess inventory through other channels, or attempting to require our OEM customers to purchase or otherwise compensate us for such excess inventory. These efforts, however, may not be successful. To the extent we are unsuccessful in recouping our materials and manufacturing costs, our operating results would be adversely affected and excess inventory would utilize our working capital. Our operating results have been materially and adversely affected in the past as a result of the write-off of excess or obsolete inventory. In 2004, for example, we had expenses of $5.2 million relating to scrap, excess or obsolete inventory.

We must integrate our acquired businesses.

     We recently acquired ETMA Corporation, Unico, and Integrex. Among other things, we have been working through the integration of those businesses. Integration has proved difficult with respect to ETMA and Integrex. We have experienced losses and unexpected charges as a result of the difficulties with those integration efforts. We may not yet have remedied all integration issues, which could result in additional unexpected expenses and charges.

     In addition to business integration risks, substantially expanding our electronics manufacturing services has resulted in various other risks, including the following:

•	the information technology challenges relating to the integration of disparate worldwide systems;

•	the ability to procure and install necessary additional equipment;

•	the ability to hire, train, and manage additional manufacturing personnel;

•	production delays, unfavorable manufacturing yields, and lengthening delivery schedules;

•	the ability to service widespread customers in varied industries;

•	the need to satisfy increasingly rapid product turnaround time and rapid increases in production levels;

•	the volume of customer orders relative to our capacity;

•	the typically short life cycle of our customers’ products;

•	changes in our sales mix to our customers;

•	the timing of our expenditures in anticipation of future orders;

•	our effectiveness in managing manufacturing processes;

•	changes in cost and availability of labor and components;

•	changes in economic conditions; and

•	local events that affect our production volume.

We face intense competition.

     We serve intensely competitive industries that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. We compete against large EMS companies, which have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess. We compete primarily on the basis of our engineering, design, testing, and production capabilities; our technological know-how; the responsiveness, quality, flexibility, and price of our services; and our geographic locations. Certain sectors of the EMS industry are currently experiencing increased price competition, and a continuation of this increased level of competition would adversely affect our revenue and gross margin. In some cases, our smaller size may mean that we are required to accept less than favorable contractual obligations with larger vendors and customers. We also face competition from the manufacturing operations of current and potential customers, which continually evaluate the benefits of internal manufacturing versus outsourcing.

     Prior to the recent current economic downturn, many participants in the EMS industry, including us, substantially expanded their manufacturing capacity. In the last few years, however, the overall demand for electronics manufacturing services has decreased, resulting in increased capacity and substantial pricing pressures, which have harmed our operating results.

     Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in providing design and manufacturing services, and in incorporating new technologies, processes, and product solutions;

•	our ability to address the needs of our customers;

•	the quality of our customer services;

•	our efficiency of production;

•	product or technology introductions by our competitors;

•	the pricing, quality, performance, reliability, timeliness, technological sophistication, geographic location, and efficiency of our design and manufacturing services; and

•	foreign currency devaluations, especially in Asian currencies, such as the Japanese Yen, the Korean Won, and the Taiwanese Dollar, which may cause foreign competitors’ products to be priced significantly lower than our product solutions.

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

     Our customers generally do not provide us with firm, long-term volume commitments. In addition, worldwide economic conditions have led to substantially shortened lead times on purchase orders. Although we sometimes enter into manufacturing contracts with our customers, these contracts clarify order lead times, inventory risk allocation, and similar matters rather than provide firm, long-term volume commitments. As a result, customers can generally cancel commitments or reduce or delay orders at any time. The cancellation, delay, or reduction of customer commitments could result in reduced revenue and in our holding excess and obsolete inventory or having unabsorbed manufacturing capacity. The large percentage of our revenue from customers in the electronics industry, which is subject to severe competitive pressures, rapid technological change, and product obsolescence, increases our inventory and overhead risks.

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

     We rely on a limited number of suppliers for many components used in our manufacturing and assembly processes. We especially depend on a small number of strategic suppliers for key components such as LCD glass and drivers. We do not have any long-term supply agreements. At various times, there have been shortages of some of the key electronic components. Our inability to obtain sufficient quantities of components and other materials to support our electronics manufacturing services could result in reduced, delayed, or lost orders, increased inventory, and underutilized manufacturing capacity. Any reduction, delay, or loss of customer orders could adversely impact our operating results. In addition, we may not be able to pass on component and materials price increases to our customers, particularly in the case of turnkey manufacturing agreements. We obtain many of the materials we use from a limited number of foreign suppliers, particularly suppliers located in Asia. As a result, we are subject to increased costs, supply interruptions, and difficulties in obtaining materials. Our customers also may encounter difficulties or increased costs in obtaining from others the materials necessary to produce their products into which our product solutions are incorporated.

Our revenue and gross margins depend upon our ability to utilize our manufacturing capacity.

     Our revenue and gross margins depend to a great extent upon our ability to utilize our manufacturing capacity. We must balance the need to maintain manufacturing capacity to fulfill new customers’ orders while maintaining sufficient utilization of our manufacturing capacity to cover our fixed overhead expenses. Like most EMS companies under current market conditions, we have underutilized manufacturing capacity. As a result, we are considering the sale of our operations in Manila. There is no assurance that this sale will resolve our overcapacity issues or that we will not experience difficulties in satisfying any significant additional customer demand for our manufacturing services.

We must maintain satisfactory manufacturing yields and capacity.

     Our inability to maintain high levels of productivity or satisfactory delivery schedules at our manufacturing facilities would adversely affect our operating results. The design and manufacture of electronic devices are highly complex processes that are sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel and equipment. These problems could be heightened by moving the manufacturing of products to different facilities. As is typical in the EMS industry, at times we have experienced lower than anticipated manufacturing yields and lengthening of delivery schedules.

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

     Our success depends on our ability to develop and provide design and manufacturing services that meet the changing needs of our customers. This requires us to anticipate and respond to technological changes in design and manufacturing processes in a cost-effective and timely manner. To achieve this goal, we continually evaluate the advantages and feasibility of new product design and manufacturing processes. We cannot assure that we will be successful.

We are exposed to intangible asset impairment.

     In 2004, we recorded charges of $23.1 million for impairment of goodwill and customer lists, leaving $13.4 million of goodwill and $0.6 million of customer lists assets on our balance sheet at the end of 2004. These intangible assets are attributable to acquisitions and represent the difference between the purchase price paid for the acquired businesses and the fair value of net tangible assets of the acquired businesses. We are required to evaluate goodwill for impairment on at least an annual basis, and other intangibles whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that these remaining intangible asset values should be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

We sublease some facilities and are subject to the credit risk of the subleases.

     We sold our 97,000 square foot Tempe facility in December 2004 and leased back the entire facility under a five-year lease. We subleased approximately 56,000 square feet of that Tempe facility to Brillian Corporation for the same five-year period. Brillian pays to us the same lease rate that we pay the lessor on the master lease. If Brillian were to default on its obligation to us, we would still be obligated on the master lease to continue to make payments on the Brillian space. In December 2004, we moved out of a building in Redmond, Washington, which we refer to as Building 1, into a new facility, which we refer to as Building 4. The lease on Building 1 expires in December 2007 and we have subleased that building to Pogo Linux for an amount that is approximately 70% of the original lease rate. Thus, we will continue to pay the 30% differential to the building owner. In addition, if Pogo Linux were to default on its lease obligations, we would still be obligated on the original lease to continue to make payments to the building owner. In January 2005, we moved out of another building in Redmond, which we refer to as Building 2. We are looking for a sublessor of that building, which has a lease that expires January 2006. We will continue to be obligated on that lease through its remaining term.

We have risks associated with our real property in China.

     We own our manufacturing facility in China. That facility is situated on land of which we are the sole and exclusive holder of the land use rights certificate approved and issued by the Natural Resources Administration Bureau of the local jurisdiction in which the property is located. The certificate provides for a land use rights term of 50 years until approximately 2048. After issuance of that certificate, we subsequently learned that the approval may have not been consistent with relevant law in China because a higher level land bureau had not approved the grant. Although the relevant authorities have indicated a likely favorable resolution with regard to this issue, a risk exists as to the ownership of the land and whether any penalties may be owed as a result of this issue.

We face risks associated with international operations.

     Our Asia-based manufacturing operations, and our sales and distribution operations in Europe and Asia, create a number of logistical and communications challenges. Our international operations also expose us to various economic, political, and other risks, including the following:

•	management of a multi-national organization;

•	compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	the possibility of appropriation of our assets without just compensation;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	foreign exchange rate fluctuations;

•	limitations on imports and exports;

•	difficulties in staffing and managing foreign personnel and diverse cultures;

•	employment and severance issues;

•	overlap of tax issues;

•	tariffs and duties;

•	possible employee turnover or labor unrest;

•	the burdens and costs of compliance with a variety of foreign laws; and

•	political or economic instability in countries in which we conduct business, including possible terrorist acts.

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

     The risks described above are particularly important since sales outside North America represented 37.8% of our net sales in 2004 and 46.0% of our net sales in 2003. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in both of these periods.

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

We depend on key personnel.

     We depend on the efforts and abilities of our senior management and technical personnel. The competition for qualified management and technical personnel is intense. The loss of services of one or more of our key employees or the inability to add key personnel could have a material adverse effect on us. Although we maintain non-competition and nondisclosure covenants with certain key personnel, we do not have any fixed-term agreements with, or key person life insurance covering, any officer or employee. We have announced that we are moving our corporate headquarters in 2005 from Tempe, Arizona to Redmond, Washington. Most of our finance staff will be replaced in the move. This change in staff may result in delayed financial reporting and other related issues during the course of the move. The move may also adversely affect our internal control over financial reporting.

Potential strategic alliances may not achieve their objectives.

     We have entered into various strategic alliances, and we plan on entering into other similar types of alliances in the future. Among other matters, we will explore strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology; to increase our manufacturing capacity; to provide necessary know-how, components, or supplies; and to develop, introduce, and distribute products and services utilizing our technology and know-how. Any strategic alliances may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.

The market price of our common stock may be volatile.

     The market price of our common stock has been extremely volatile. Our stock price increased dramatically during the three-year period ended December 31, 1994, but declined significantly during 1995 and 1996. Our stock price increased again during 1997, but declined significantly in 1998. Our stock price again increased significantly during 1999 and in early 2000, but suffered a major decline in the second half of 2000 and again in 2001 and 2002. It declined significantly again in the last half of 2004 and to date in 2005.

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

     Our business also depends on the electronics industry in general, which is subject to rapid technological change, short product life cycles, and margin pressures. In addition, the electronics industry historically has been cyclical and subject to significant downturns characterized by diminished product demand, accelerated erosion of average selling prices, and production over-capacity. We seek to reduce our exposure to industry downturns and cyclicality by providing design and production services for leading companies in a variety of rapidly expanding segments of the electronics industry. Despite these efforts, economic conditions affecting the electronics industry in general or our major customers may adversely affect our operating results.

We could be required to expend substantial resources to comply with governmental regulations.

     Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, health, and safety matters. As a publicly traded company in the United States, we are also subject to federal and state governance and internal control requirements as well as to the New York Stock Exchange listing requirements. We believe we operate in substantial compliance with all applicable requirements. There can be no assurance, however, that material costs and liabilities will not arise from complying with these or from new, modified, or more stringent requirements. In addition, our past, current, or future operations, including any operations we have acquired, may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns. The costs of complying with all regulatory requirements may be material when compared to our revenue.

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

We do not pay cash dividends.

     We have never paid any cash dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future.

ITEM 2.	PROPERTIES

Location	Type	Leased or Owned	Square Feet
Tempe, Arizona, USA	Administrative; sales; design	Leased[1]	97,000[2]
Redmond, Washington, USA	Manufacturing; sales (4 separate locations)	Leased[3]	230,000[3]
Marlborough, Massachusetts, USA	Manufacturing; sales	Leased	20,000
Orlando, Florida, USA	Sales	Leased	26,800[6]
Manila, Philippines	Manufacturing	Owned	71,000[4]
Penang, Malaysia	Manufacturing; design; sales	Leased	120,000
Beijing, Republic of China	Manufacturing; design; sales	Owned[7]	54,900
Swindon, England	Sales	Leased	3,100[5]

[1]	In December 2004, we sold our Tempe, Arizona building for approximately $11.3 million less selling costs of approximately $500,000. At the time of the sale, we entered into an agreement with the buyer to lease back the entire facility for a period of five years.

[2]	We sublease approximately 56,000 square feet of space to Brillian Corporation.

[3]	In October 2004 (effective January 1, 2005), we subleased approximately 32,000 square feet of our facilities to Pogo Linux, Inc. In December 2004, we recognized a charge of approximately $382,000 for future costs associated with the termination of the original lease and subsequent sublease of this facility to Pogo Linux, Inc. We also sublease approximately 11,000 square feet of space to Sindhara Super Media Corporation in our new building. In January 2005, we vacated an additional approximately 30,000 square feet. A charge of approximately $197,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility. We have undertaken efforts to sublease this facility.

[4]	In the second quarter of 2004, we purchased our facility in Manila from our lessor for a total payment of $3.8 million. We also paid $614,000 to the RBF Development Corporation, or RBF, for a 50-year land right. Lastly, we executed an agreement with RBF for the option to purchase the leased land for $1 at any time until April 23, 2014. In January 2005, we announced that we are exploring opportunities to sell this facility.

[5]	In February 2005, we vacated our space in Swindon and a charge of approximately $15,400 was recorded in February 2005 to recognize future costs associated with continuing lease obligations for this vacated facility. We have undertaken efforts to sublease this facility.

[6]	Our lease in Orlando expired in January 2005, and we vacated the facility. We moved into a new office and leased 570 square feet at that new location. We intend to vacate that facility by the end of the first quarter of 2005. A charge of approximately $24,000 is expected to be recorded in the first quarter of 2005 to recognize future lease costs associated with the continuing obligation for this vacated facility.

[7]	We own our manufacturing facility in China. That facility is situated on land of which we are the sole and exclusive holder of the land use rights certificate approved and issued by the local government in which the property is located. The certificate provides for a land use rights term of 50 years until approximately 2048.

ITEM 3.	LEGAL PROCEEDINGS

     We recently filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract. We also filed a complaint against Vitelcom, a customer of ours in Spain, for unpaid monies due to us for product sales.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has been listed on the New York Stock Exchange under the symbol “TFS” since December 29, 1994. The following table sets forth the quarterly high and low sales prices of our common stock as reported on the New York Stock Exchange for the periods indicated:

	High	Low
2003:
First Quarter	$6.34	$3.67
Second Quarter	6.94	4.89
Third Quarter	9.76	5.51
Fourth Quarter	6.77	4.64

2004:
First Quarter	$6.59	$4.19
Second Quarter	7.78	4.86
Third Quarter	4.96	2.74
Fourth Quarter	2.83	1.85

2005:
First Quarter (through March 28, 2005)	$0.92	$0.88

     As of March 28, 2005, there were approximately 565 holders of record of our common stock. The closing sale price of our common stock on the New York Stock Exchange on March 28, 2005 was $0.89 per share.

     Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have never paid cash dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

     The selected historical financial data presented below are derived from our consolidated financial statements. The balance sheet data as of December 31, 2003, and 2004 and statements of operations data for the fiscal years ended December 31, 2002, 2003, and 2004 were derived from the consolidated financial statements and notes included elsewhere in this report that have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Years Ended December 31,
	2000	2001	2002	2003	2004
		(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:

Net sales	$159,329	$117,200	$86,587	$159,018	$158,947

Costs and expenses:
Cost of sales	124,284	115,820	78,718	155,125	161,009
Selling, general, and administrative	8,460	8,828	10,382	17,524	24,961
Research, development, and engineering	7,053	8,623	4,913	4,742	2,912
Impairment of goodwill	—	—	—	—	21,350
Impairment of intangibles	—	—	—	—	1,850
Loss (gain) on sale of assets	63	1,371	4,545	(25)	(100)
Amortization of intangibles	—	—	256	2,043	1,893

	139,860	134,642	98,814	179,409	213,875

Operating income (loss)	19,469	(17,442)	(12,227)	(20,391)	(54,928)
Other income (expense), net	7,258	7,270	3,492	864	432
Minority interest in loss (income) of consolidated subsidiary	—	167	84	(36)	(22)

Income (loss) from continuing operations before income taxes	26,727	(10,005)	(8,651)	(19,563)	(54,518)
Provision for (benefit from) income taxes	7,968	(4,172)	(3,921)	14,338	(226)

Income (loss) from continuing operations	18,759	(5,833)	(4,730)	(33,901)	(54,292)
Loss from discontinued operations, net of taxes	(3,925)	(11,931)	(12,241)	(10,552)	—

Net income (loss)	$14,834	$(17,764)	$(16,971)	$(44,453)	$(54,292)

Earnings (loss) per common share:
Basic:

Net income (loss) from continuing operations	$0.92	$(0.27)	$(0.22)	$(1.59)	$(2.50)

Net income (loss)	$0.73	$(0.83)	$(0.79)	$(2.09)	$(2.50)

Diluted:

Net income (loss) from continuing operations	$0.87	$(0.27)	$(0.22)	$(1.59)	$(2.50)

Net income (loss)	$0.69	$(0.83)	$(0.79)	$(2.09)	$(2.50)

Weighted average number of common shares:
Basic	20,457	21,401	21,465	21,301	21,719

Diluted	21,636	21,401	21,465	21,301	21,719

	December 31,
	2000	2001	2002	2003	2004
		(Dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$194,492	$169,123	$107,885	$59,640	$26,900
Total assets	267,843	245,888	222,694	167,237	111,801
Debt and capital leases	2,706	2,706	2,734	11,851	10,720
Stockholders’ equity	242,002	223,944	205,668	117,032	65,837

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Current Operations

     We are a global provider of electronics manufacturing services, or EMS. We design and/or manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the computing, consumer, industrial, medical, telecommunications, and transportation industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, and turn-key supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture primarily utilize liquid crystal displays, or LCDs. Those LCDs include small form factor monochrome and color LCDs, including thin film transistor LCDs, or TFTs, as well as large format flat panel monitors, all of which are TFTs. We refer to the business involving displays as our Display business. All other business other than the Display business is referred to herein as the EMS business.

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

     Several factors impact our gross margins, including manufacturing efficiencies, product mix, product differentiation, product uniqueness, inventory management, and volume pricing. We have factories in Washington and Massachusetts in the United States and in the Philippines, Malaysia, and China. In Washington and in Malaysia, we provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. In Massachusetts, we provide aftermarket customization of flat panel displays. In China, we primarily assemble displays into modules. In the Philippines, we assemble and test RF modules. We recently announced that we are exploring the potential sale of our Philippines facility.

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

     Research, development, and engineering expense consists principally of salaries and benefits to design engineers and other technical personnel, related facility costs, process development costs, and various expenses for projects, including new product development. In general, these costs have declined in the last few years because we no longer conduct pure research work. Thus, most of our expense relates to the development engineering costs associated with preproduction design and prototyping of custom products and the conceptual formulation and design of potential standard display products. We have moved most of our engineering resources to Asia, resulting in lower costs.

     We also incur expenses related to the amortization of intangibles as described below.

   Historic Operations

     Prior to 2002, our business strategy was to seek large-volume display programs from major original equipment manufacturers, or OEMs, typically 100,000 units per year or higher, with selling prices of approximately $7 per unit. Although our focus was designing and manufacturing display modules, we often engaged in extended contract manufacturing services for other items related to the display modules, such as printed circuit boards, keyboards, microphones, speakers, plastic housings, and other similar components. We also manufactured liquid crystal display glass cells from 1995 to 2002. In 2001, new monochrome design wins in that business became unprofitable; thus, we began to refocus our strategy to expand our customer base and our product and service offerings. We further modified our strategy in late 2002 to expand our manufacturing services to include products that do not need displays.

     As a result of the foregoing, we have substantially changed our business since late in 2002. The selling price of the products we manufacture now ranges from below $10 to as high as $8,000 per unit. We have numerous customers in six principal markets. We have expanded our capabilities organically, such as moving into the color display business, and through the acquisitions of AVT, ETMA, and Unico. We have also expanded our capabilities through the license arrangement with Integrex and through our manufacturing agreement with Microtune.

     The substantial shift in our business strategy has resulted in increased selling and administrative costs. By previously focusing primarily on one market and one customer, we were able to maintain selling, general, and administrative costs at a very low level. By contrast, we now have many more customers requiring more sales interface. In addition, administrative costs have increased as we have increased the number of operating locations in the United States and around the world. In addition, as a result of the Sarbanes-Oxley Act of 2002, we have incurred additional administrative expenses, such as additional auditing fees and the costs related to the establishment of an internal auditing function. In addition, the shift in sales strategy from a high-volume focus to a more value-add focus has resulted in reduced volumes at higher selling prices. The reduced volumes have resulted in excess capacity at our factories overseas.

  Acquisitions and Strategic Transactions

     In September 2002, we purchased the assets and ongoing business of Advanced Video Technologies, a privately held company, located in Marlborough, Massachusetts, that specializes in the design and integration of complex, high-resolution display systems. As a result, we now design and provide customized and ruggedized flat panel, touchscreen, and rackmount systems for OEMs in the industrial and medical markets. We outsource display components from a variety of companies, including Sony, Sharp, NEC, LG, and Samsung. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

     In December 2002, we purchased the stock of ETMA Corporation, located in Redmond, Washington, a privately held electronics manufacturer for OEM customers in the computer peripheral, medical monitoring, and Internet security industries. As a result, we now offer the manufacturing capabilities of five surface mount manufacturing lines, including one dedicated to new product introduction and prototyping activity. We also provide engineering support, automated printed circuit board assembly, in-circuit and functional testing, systems integration and box build, complete supply chain management, and turnkey packaging and fulfillment services. The purchase price of the ETMA acquisition was $38.1 million, which we paid entirely in cash.

     In January 2003, we signed certain agreements, including a technology licensing agreement, with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for LCD products manufactured by Data International. We also obtained the right to sell those products through our worldwide channels. In conjunction with the agreement, we established a sales office in Orlando, Florida, and hired sales and applications engineering personnel from a distributor that had previously supported Data International’s products. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and $2.9 million was a term loan. In the first quarter of 2004, we paid $1.4 million against the term loan. The remaining $1.5 million was due in January 2005, although it was subject to reduction if certain margin targets were not met. That note has not yet been paid. For a further explanation, please refer to the Subsequent Events section below.

     In March 2003, we signed an agreement with Microtune, Inc. under which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, for which we paid $2.7 million with a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note in exchange for the return of certain excess inventory to Microtune. As a result of this transaction, we now manufacture 100% of Microtune’s RF module products. We recently announced that we are exploring the possible sale of our Manila facility. If that occurs, it is likely that the Microtune business would be sold along with the facility.

     In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronics manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a former joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which was used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, for which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-

Malaysia. In the second quarter of 2004, Unico Holdings exchanged its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock held in treasury in a transaction valued at $2.8 million, compared with Unico Holdings’ interest of $2.6 million. As a result of that transaction, we now own 100% of TFS-Malaysia.

     In February 2004, we entered into a transaction with Integrex, a Seattle-based electronics manufacturing services company that was liquidating its business. Under that transaction, we bought the raw materials inventory of Integrex for $1.4 million and hired certain of its employees. We also obtained the rights to most of its customers and agreed with those customers that we would manufacture those customers’ products in our Redmond manufacturing facility. In exchange for those customer rights, we agreed to pay a license fee for between 15 and 24 months based on revenue receipts from former Integrex customers. In February 2004 and at a second closing in April 2004, we paid $1.3 million in non-refundable license fees to Integrex. At the second closing in April, we also acquired $300,000 of capital equipment. We have since renegotiated the license fees, reducing the percentage fee on specific customers and, in one instance, extending by three months the time during which the reduced fee is paid.

  Discontinued Operations

     On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, to a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each stockholder receiving one share of Brillian common stock for every four shares of our common stock held. Brillian is now traded on the Nasdaq National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. The microdisplay business that we transferred to Brillian is now reported in our consolidated financial statements as Discontinued Operations.

   Subsequent Events

     We recently announced that we signed a definitive agreement to sell the assets of our small form factor-display business to International DisplayWorks, Inc. and that the closing of the transaction, which is subject to normal conditions, is expected to occur in April 2005. Revenues from our small form factor display business in 2004 were approximately $28 million.

     The small form factor display assets to be sold include 100% of the outstanding shares of Three-Five Systems, Beijing, Inc., our China-based display subsidiary, and display-related equipment currently housed at our Manila, Philippines factory. The sale will not include the display monitor business operated out of our Marlborough, Massachusetts facility and our electronic manufacturing services (EMS) business located in Redmond, Washington, Penang, Malaysia, and Manila, Philippines.

     We estimate the total value of the transaction to be in the range of between $11 million and $21 million, which will come from a variety of components. These components include the following:

•	$8 million in cash to be paid to us at closing;

•	Up to an estimated $3 million in additional cash to be paid to us over time, based upon inventory consumption and accounts receivable collections ; and

•	An estimated zero to $9 million in the common stock of International DisplayWorks to be paid to us in May 2006, based on a percentage of the transferred display business revenue for the preceding 12-month period if certain minimum revenue targets are met.

     At closing, International DisplayWorks will assume the obligations of TFS Beijing, including a $2.4 million line of credit it had established with a bank located in China.

     We also recently announced that we had retained SG Cowen & Company to review strategic alternatives aimed at maximizing shareholder value and that we will continue to work with SG Cowen with regard to our large form factor display, EMS, and RF module manufacturing businesses. We are exploring a range of possible alternatives, such as acquisitions, strategic alliances, business combinations, and the sale of a portion or all of the company. We are currently in discussions with multiple potential buyers of the RF business and have received an initial offer from a potential buyer of the EMS business. We indicated that there is no assurance that any business transactions will be effected or what the timing and terms of any such business transactions could be.

     In March 2005, we determined to discontinue our distribution of certain display products that we licensed from Data International. The decision follows the exercise by us of our right to rescind a technology licensing agreement, or TLA, that was entered into during January 2003 with Data International Co, Ltd., and discussed above in this Item 7 in “Acquisitions and Strategic Transactions.” Revenue from those Data International products in 2004 were approximately $17 million. The TLA designated us as the exclusive distributor of certain Data International display products in the Americas in return for deferred payments to Data International of $3.9 million. Through the end of 2004, we had paid approximately $2.4 million to Data International, and a final payment of approximately $1.5 million was due in January 2005.

     We recently determined that certain of the specified Data International display products have been simultaneously available in the United States through a third party and that we had not been provided exclusive distribution rights to the United States market as required by the TLA. Based on that determination, we believe that the TLA was breached, and we are exercising our rights of rescission. We notified Data International in February 2005 that we will not make the final $1.5 million payment to Data International that was due in January 2005. We also asserted damages of at least $2.5 million, plus interest and other expenses, against Data International. We notified Data International that we will off-set our claimed damages against money owed by us to Data International for product purchases. We recently filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract.

     We also announced in January 2005 that we are considering the sale of our RF module manufacturing business and that we are going to move our corporate headquarters from Tempe, Arizona to Redmond, Washington.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales returns, bad debts, inventories, fixed assets, goodwill, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     We assemble and manufacture products for our customers and recognize revenue when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer; risk of loss and title have passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. This means that when a product is shipped from one of our factories under the terms “FOB Factory” then the risk of loss passes to the customer when the product leaves our factory and we recognize revenue at that time. On the other hand, when a product is shipped under the title transfer terms of “FOB Destination” then the risk of loss during transit is maintained by us. Thus, we recognize revenue when the product is accepted by the customer. Shipping terms with one of our major customers is FOB Destination, and many of those products are shipped by sea, taking four to six weeks to reach their destination. As a result, we frequently have a significant amount of product in transit recorded in our finished goods inventory. At December 31, 2004 and 2003, we had $3.1 million and $3.6 million of product in transit, respectively.

     We recognize revenue related to engineering, design and other-related services after the service has been rendered, which is determined based upon completion of agreed-upon milestones or deliverables. Service revenues are not significant in any period presented.

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

     During 2004, we entered into a series of agreements with Vitelcom, a former European customer, with regard to their payment of an outstanding balance due us. The first agreement was entered into in June 2004 with regard to $5.9 million due to us and provided for the amount due to be paid to us in a series of installments through October 2004. In September 2004, we agreed to a revised payment schedule with installments due through the end of 2004. At the end of the year, $1.4 million remained unpaid under that revised payment schedule. We have not taken a reserve for doubtful accounts for this amount because, in our estimation, this amount will be paid. In the first quarter of 2005 we filed a lawsuit against Vitelcom in Spain for the unpaid amount.

     We scrap inventory when materials are determined to be defective, damaged or no longer required. We also write down our inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. As noted below, we have had a significant history of inventory charges and write-offs, with over $5 million of expenses in 2004:

•	In the fourth quarter of 2003, we learned from a customer that a product shipped by us to them contained potentially defective parts. Those potentially defective parts were printed circuit boards supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased was not repairable and that it was possible that the component supplier would not reimburse us for damages beyond the cost of those boards. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included on those boards less the $158,000 value of the boards for which we believe the supplier is obligated to repay at a minimum. The amount reserved was approximately $1.0 million.

•	At year-end 2003, we held $778,000 of inventory relating to a program cancelled by a customer. At that time, we believed we would recover the carrying value of this inventory and did not establish a reserve. After further discussions and negotiations with this customer during the first quarter of 2004, we wrote off $332,000 of this inventory while receiving settlement against the remainder of the inventory.

•	In the second quarter of 2004, a telecommunications customer declared bankruptcy. As a result of that event, we wrote off $127,000 in accounts receivable and recorded a $567,000 reserve against inventory relating to specific programs for that customer.

•	In the third quarter of 2004, we wrote off $1.4 million as follows: (a) $435,000 of Redmond inventory due to the pending end-of-life of several long-running programs; (b) $806,000 for inventory write-offs and other charges relating to the shut-down of various programs as a result of the move of the display module operations from Manila to Beijing; and (c) $202,000 of inventory in Manila related to Microtune.

•	In the fourth quarter of 2004, we wrote off $1.8 million of inventory as follows: (a) $284,000 of Redmond inventory relating to termination of customer programs; (b) $284,000 of Penang inventory for quality issues related to a new customer start-up; (c) $469,000 of Manila inventory for excess and obsolete inventory relating to Microtune; and (d) $774,000 display platform related inventory charges, most of which were due to excess and obsolete issues.

     Despite these write-offs, the inventory balances at the end of 2004 still exceeded the inventory amounts needed to satisfy all open orders. This is a typical situation in the manufacturing industry, however, and we have estimated that all unreserved inventory will be utilized.

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

     Long-term assets, such as property, plant, and equipment, intangibles, goodwill, and other investments, are originally recorded at cost. On an ongoing basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. Assets may also be evaluated by identifying independent market values of assets that we believe to be comparable. If we believe that an asset’s value is impaired, we write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination is made.

     In the third quarter of 2004, we determined that the $27.1 million goodwill balance associated with the EMS reporting unit was impaired. Because of the ongoing performance issues experienced by the Redmond location, including the integration issues experienced in Redmond in the second and third quarters of 2004, and because of the reduction in market comparables, we engaged a professional valuation firm to assist us in determining the fair value of the EMS goodwill. The valuation included a market comparable study and a present value valuation based on our best estimates of the future cash flows. The amount of the impairment loss was $21.3 million, and was determined in accordance with the provisions of SFAS No. 142. As a result of the valuation analysis, a goodwill balance of $5.7 million remains associated with the EMS reporting unit. The valuation analysis involves significant management judgment regarding future operations. If actual performance is less than forecasted, additional impairments could be required.

     We also conducted an analysis of the goodwill relating to the AVT acquisition, and that analysis indicated no impairment of the AVT goodwill asset.

     In the third quarter of 2004, we wrote off the remaining $1.8 million of the customer list associated with the AVT acquisition. This write-off occurred as a result of numerous changes in the AVT business, including notification during the quarter that a customer was not renewing a program. That notification, along with the other cumulative changes that have occurred since the acquisition, resulted in a complete turnover in the customer base. Most of these changes were driven mainly by the fact that the original business when acquired by us was selling CRT displays and now is exclusively selling flat panel displays.

     Under GAAP, we are required to amortize cash lease incentives that we receive up-front relating to a lease over the term of the respective lease. In addition, when we sublease property for an amount of consideration that is less than the lease amount we pay, we are required to report as an expense the amount by which the total amount of lease consideration due under the original lease exceeds the total amount of sublease income due under the sublease. In the fourth quarter of 2004, we moved into a new facility in Redmond and signed a seven year lease, under which the lessor paid to us $900,000 upon moving into that new facility, in part to offset the costs of the move. We have the option to renew the lease for an incremental five year term. We will offset our lease expense on that new facility by the $900,000 ratably over the term of that lease. In addition, in connection with that move, we moved out of an older, leased facility that had 36 months remaining on the lease. We subleased that building for a monthly amount that was approximately 30% less than the original lease amount due. As a result, we expensed in the fourth quarter the cumulative loss on that sublease of $382,000. In January of 2005, we moved out of another older facility in Redmond, Washington that had 12 months remaining on the lease. A charge of approximately $197,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation of this facility.

     In the fourth quarter of 2004, we sold our Tempe building for $11.3 million, less selling costs of approximately $500,000. Under the terms of the sale, we received net cash (after expenses) of $8.8 million and a promissory note of $2 million payable in five years, resulting in a $2.7 million gain on the sale of that building. Because we leased back the Tempe facility for five years, we will recognize the gain ratably over the life of the lease.

     At the end of 2004, we began to review our business performance using two segments, Display and EMS. Within the Display business, our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture primarily utilize liquid crystal displays, or LCDs. Those LCDs include small form factor monochrome and color LCDs, including thin film transistor LCDs, or TFTs, as well as large format flat panel monitors. Within the EMS business, we design and/or manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the computing, consumer, industrial, medical, telecommunications, and transportation industries. Corporate costs not allocated to operating segments include administrative costs for the chief executive officer, chief financial officer and investor relations as well as accounting and human resource costs in Tempe, Arizona. Corporate costs in 2002 and 2003 also include costs related to Microdisplays that could not be classified as discontinued operations.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our Consolidated Financial Statements.

	Years Ended December 31,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	90.9	97.6	101.3
Selling, general, and administrative	12.0	11.0	15.7
Research, development, and engineering	5.7	3.0	1.8
Impairment of goodwill	—	—	13.4
Impairment of intangibles	—	—	1.2
Loss (gain) on sale of assets	5.2	—	—
Amortization of intangibles	0.3	1.3	1.2

	114.1	112.9	134.6

Operating loss	(14.1)	(12.9)	(34.6)
Other income, net	4.0	0.6	0.3
Minority interest in loss (income) of consolidated subsidiary	0.1	—	—

Loss from continuing operations before income taxes	(10.0)	(12.3)	(34.3)
Provision for (benefit from) incomes taxes	(4.5)	9.0	(.1)

Loss from continuing operations	(5.5)	(21.3)	(34.2)
Loss from discontinued operations, net of taxes	(14.1)	(6.7)	—

Net loss	(19.6)%	(28.0)%	(34.2)%

   Year ended December 31, 2004 compared to year ended December 31, 2003

     Overview of 2004. We continued our transition from being mainly a display company to becoming a full service electronic manufacturing services, or EMS, company. Our revenue was flat in 2004 over 2003. Our display sales were down, primarily because we are in a transition period with our display business as we move from manufacturing only passive display modules to focusing on manufacturing color TFT products. Our EMS sales were up, primarily because we had a full year of sales in 2004 in our Penang operations and only a partial year of operations in 2003. We also completed a transaction in early 2004 with Integrex, which provided us with several new EMS customers in our Redmond operation. We reported losses throughout 2004 for several reasons. We continue to have excess capacity in our factories. We had integration problems with Integrex in the second and third quarters. We also reported substantial write-offs of excess, scrap, and obsolete inventory in each quarter in 2004 as a result of several factors, including changes in customer demand, lost customers, and defective materials. We consolidated our display module operations in Beijing and closed the display module operations in Manila, which resulted in expenses associated with layoffs and excess inventory. We had impairment charges of some of our intangible assets associated with past acquisitions. We also made several changes in our ownership and leasing of our factories in 2004. In mid 2004, we purchased our Manila factory. In late 2004, we sold our Tempe building and leased it back for 5 years. We also moved into a new facility in Redmond with the plan to sublease some or all of our other facilities in Redmond. Finally, in early 2005 we announced that we are considering the sale of Manila, moving our corporate headquarters to Redmond, and closing down our line of display products provided by Data International.

     Net Sales. Net sales were $158.9 million in 2004 and $159.0 million in 2003. In 2004, our sales were distributed over six major markets: computing, consumer, industrial, medical, telecommunications, and transportation. In 2003, we primarily sold to the same six major markets. In 2004, we experienced a decline in our sales to the telecommunications industry. Our net sales distributed by industry were as follows:

Industry	2003	2004
Computing	38%	53%
Consumer	6%	11%
Industrial	10%	13%
Medical	13%	10%
Telecommunications	28%	8%
Transportation	5%	5%

          Geographically, in 2004, 62.2% of our sales were in the United States; 18.4% of our sales were in Asia; and 19.4% of our sales were in Europe.

          Sales in our two segments, in millions, were as follows:

	2003	2004
Display	$78.5	$53.1
EMS	80.5	105.8

	$159.0	$158.9

          Sales in the display business declined as a result of our decision to transition our products from monochrome and passive color to the more advanced thin film transistor (TFT) color. That transition resulted in reduced passive display sales before the TFT ramp up, which is now expected in mid 2005. Sales in the EMS business increased primarily as a result of the acquisition of Unico in April 2003 and Integrex in February 2004.

          Cost of Sales. Cost of sales increased to 101.3% of net sales in 2004 from 97.6% in 2003. Our gross margin is equal to the difference between our revenue and our cost of sales. Consequently, our company-wide gross margin in 2004 was a negative $2.1 million. The gross margin dollars in our two segments, in millions, were as follows:

	2003	2004
Display	$(1.4)	$(0.9)
EMS	5.5	(1.2)
Corporate costs	(0.2)	—

	$3.9	$(2.1)

          The negative gross margins in 2004 were caused by several factors, including excess capacity in the manufacturing facilities, integration problems with the new Integrex customers, and operational issues resulting in write-downs of excess inventory. Specifically, nearly $5.2 million of charges relate to inventory write-offs for excess, scrap, and obsolete inventory, of which $2.7 related to the EMS business and $2.5 related to the Display business. Also included in the Display gross margins was the cost of consolidating the display module business in Beijing, estimated at approximately $1.0 in 2004. That business was previously operating in both Beijing and Manila. Not including that consolidation cost, the Display business gross margins improved in 2004 because issues in 2003 relating to the initial ramp of passive color display modules were remedied at the end of 2003.

          Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 42% to $24.9 million in 2004 from $17.5 million in 2003. As a percentage of net sales, SG&A expense increased from 11.0% of net sales in 2003 to 15.7% of net sales in 2004. This increase in SG&A expense occurred primarily as a result of additional finance and administrative expenses of $1.9 million associated with our increased infrastructure, costs of approximately $1.2 million associated with our compliance with the Sarbanes-Oxley Act of 2002, $1.0 million associated with incurring Brillian related facility costs under SG&A (all of which are paid for by Brillian under their sub-lease, which we report in other income), and additional selling expenses of $3.3 million associated with personnel added from acquisitions and expansion of our market focus.

          The SG&A expense in our two segments and for unallocated corporate costs for the last two years, in millions, were as follows:

	2003	2004
Display	$4.3	$7.5
EMS	4.6	7.4
Corporate costs	8.6	10.0

	$17.5	$24.9

          The increase in the EMS costs were the result of several factors, including having a full year of costs associated with our Penang operations in 2004, but only a partial year of expenses in 2003 because that business was acquired in April 2003. The EMS business also had $561,000 of moving expenses relating to the move of Redmond’s manufacturing operation in the fourth quarter to a new building. Most of the moving expense was reimbursed by the new landlord, but that reimbursement will be amortized against the new lease expense ratably over the life of the new lease.

          The increase in the Display costs were primarily the result of moving engineering personnel that were formerly reported in RD&E, into the sales function. Other cost increases relate to increased sales and administrative personnel.

          Corporate costs include all unallocated finance, IT,, and administrative costs. Those costs increased primarily because of the increase in costs associated with compliance with Sarbanes-Oxley requirements, including the establishment of an internal auditing function and the increased external auditing costs associated with the Section 404 assessment.

          Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $2.9 million in 2004 from $4.7 million in 2003. Research, development, and engineering expense was 1.8% of net sales in 2004 compared with 3.0% of net sales in 2003. The RD&E expense in our two segments and for unallocated corporate costs for the last two years, in millions, was as follows:

	2003	2004
Display	$3.3	$2.6
EMS	0.1	0.3
Corporate costs	1.3	—

	$4.7	$2.9

The large drop in Display RD&E expense was due to moving engineering personnel into the sales function, as well as moving engineering operations offshore. The drop in Corporate was the result of the reduction of RD&E expenses associated with the Brillian spin off.

          Impairment of Goodwill. During 2004, in our EMS segment, we reduced the goodwill on our balance sheet relating to our ETMA acquisition. The write-off of goodwill was $21.3 million and was due to the ongoing performance issues experienced by our Redmond manufacturing facility, including the integration issues and the reduction in market comparables. We engaged a professional valuation firm to assist us in determining the fair market value of that goodwill.

          Impairment of Intangibles. During 2004, in our Display segment, we wrote off $1.8 million for customer lists associated with the AVT acquisition. These write-offs occurred as a result of numerous changes in the AVT business, including notification during the third quarter of 2004 that a customer was not renewing a program. That notification and other cumulative changes that have occurred since the acquisition resulted in a complete turnover in the customer base. Most of the changes were driven primarily by the fact that the original business when acquired by us was selling CRT displays and is now exclusively selling flat panel displays.

          Loss (Gain) on Sale of Assets. In 2004, we realized a gain of $100,000 compared with a gain of $25,000 in 2003 for the sale of certain assets. The gain in 2004 was primarily due to the sale of module production equipment no longer required in Manila.

          Amortization of Intangibles. The amortization of customer lists was $1.9 million in 2004 and $2.0 million in 2003. The amortization in 2003 and 2004 relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” Going forward, the amortization of intangibles will relate solely to the ETMA customer list, as we wrote off the intangible related to AVT’s customer list in 2004 and we rescinded the license agreement with Data International in 2005. The original balance of the amortizable asset associated with ETMA was $2.0 million and is being amortized over three years starting in 2002. The original amortizable asset associated with Data International was $3.9 million and is being amortized over five years starting in 2003. The original amortizable asset associated with AVT was $3.0 million and was being amortized over five years starting in 2002. This asset was written off during the third quarter of 2004.

          Other Income (Expense), Net. Other income in 2004 was $432,000 compared with $864,000 in 2003. The composition and differences of the items that make up other income were as follows (in thousands):

	2003	2004
Interest Income	$872	$227
Interest Expense	(1,051)	(1,156)
Rental and Service Income from Brillian	384	1,302
Foreign Exchange and Other Gain (Loss)	659	59

Other Income (Loss)	$864	$432

The primary difference was an increase of $918,000 in rental and service income received from Brillian Corporation. Our interest income decreased $645,000 because of decreased cash and investments balances. Interest expense increased $105,000 and was primarily associated with the capital leases for our equipment acquired in Malaysia and Redmond in the Unico and ETMA acquisitions described above in “Overview”. In 2003, we reached a settlement of our legal claim against J.D. Edwards and recorded the settlement as other income of approximately $700,000.

          Minority Interest. During the second quarter of 2004 we agreed with Unico Holdings to exchange its ownership interest in TFS Electronic Manufacturing Services Sdn. Bhd. (“TFS – Malaysia”) for approximately 423,000 shares of TFS common stock held in treasury in a transaction valued at $2.8 million. As a result of that transaction, we now own 100% of TFS – Malaysia and no longer have a minority interest adjustment. During 2003 we controlled and owned only 60% of the business in Malaysia. During 2003 that business had losses and we recorded a benefit of $36,000 to account for the losses allocated to the minority interest holder.

          Provision for (Benefit from) Income Taxes. We recorded a benefit for income taxes of $226,000 in 2004 compared to a provision for income taxes of $14.3 million for 2003. The benefit in 2004 was for tax refunds. The charge recorded in 2003 was to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance is described above in “Critical Accounting Policies and Estimates.” As a result, we generally no longer record a tax benefit for losses, except as previously described.

          Net Loss. We had a net loss of $54.3 million, or $2.50 per diluted share, in 2004 compared with a net loss of $44.5 million, or $2.09 per diluted share, in 2003. As noted above, the net loss in 2004 included $23.1 million associated with the write-off of the goodwill of ETMA and the customer list of AVT. The net loss in 2003 included $10.6 million from discontinued operations relating to our former microdisplay business and $14.3 million for the tax valuation allowance.

Year ended December 31, 2003 compared to year ended December 31, 2002

          Overview of 2003. This was a year of transition for us. Prior to late 2002, we were a monochrome custom LCD module supplier servicing primarily Motorola in the handset market. Beginning in the second half of 2002, we expanded our capabilities to include standard, color and large-format display products. More importantly, as a result of several acquisitions, we became a broad-based electronics manufacturing services company offering services such as advanced printed circuit board assembly, RF module assembly, and box build. In addition, we made the decision in 2003 to spin off our research-intensive microdisplay business to Brillian. Finally, we ceased manufacturing display modules for Motorola’s handset business in the second half of 2003. This rapid change resulted in several issues during the year, including integration issues with the RF module business, excess capacity at the display module factories, and negative margins on new color display products. In the fourth quarter of 2003, we remedied the initial negative margin issues on the color display products. We also made improvements in the manufacturing issues we had with the RF modules.

          Net Sales. Net sales increased 83.6% to $159.0 million in 2003 from $86.6 million in 2002. Sales in our two segments, in millions, were as follows:

	2002	2003
Display	$82.8	$78.5
EMS	3.8	80.5

	$86.6	$159.0

          We first acquired a business that could be characterized as electronics manufacturing services, or EMS, in December 2002. Therefore, the EMS business conducted in 2002 was very small, constituting only $3.8 million. In 2003, revenue in the EMS business had grown to $80.5 million, and the revenue in the Display business was $78.5 million, which was slightly down from $82.8 million in 2002.

          The increase in the EMS revenue was primarily a result of the acquired business in Redmond and Malaysia of $66.4 million, and growth in our EMS business through the addition of the RF module business of $10.3 million. The decrease in the Display business was as a result of a decline in sales to Motorola of $54.2 million. That decline was offset by the addition of our display products from Data International of $15.9 million and sales of color display modules of $24.7 million. Our sales to Motorola declined because we did not win any display module business in handsets after 2001 because of pricing issues.

          Motorola accounted for less than 10% of our total net sales in 2003 compared to 78% in 2002. We had two customers that each exceeded more than 10% of our net sales in 2003. Avocent, which is in the computer peripherals business and an EMS business customer, accounted for 23% of our net sales, and Vitelcom, a European telecom company and a Display business customer, accounted for 13% of our net sales.

          In 2003, our sales were distributed over six major markets: transportation, computing, consumer, industrial, medical/instrumentation, and telecommunications. By contrast, in 2002, we were highly concentrated, with 82.0% of our sales coming from a single market, telecommunications. Our net sales distributed by industry were as follows:

Industry	2002	2003
Computing	7%	38%
Consumer	1%	6%
Industrial	5%	10%
Medical	4%	13%
Telecommunication	82%	28%
Transportation	1%	5%

          Geographically, in 2003, 54.0% of our sales were in the United States; 20.5% of our sales were in Asia; and 25.5% of our sales were in Europe. Our recent trend has shown increased sales in the United States and Europe. Our increased sales in the United States were primarily a result of several recently acquired businesses and because of increased display-oriented manufacturing business. Our increased sales in Europe were primarily a result of the increased sales of color LCD modules to a European handset manufacturing company. Asia sales declined because of the reduced sales to Motorola, most of which were in China. Not including Motorola, however, the trend has been that our sales in Asia are increasing. Most of our Asian sales in 2003 were to U.S.-based, multinational companies with factories located in Asia.

          Cost of Sales. Cost of sales increased to 97.6% of net sales in 2003 from 90.9% in 2002. Our gross margin is equal to the difference between our revenue and our cost of sales. Consequently, our company-wide gross margin in 2003 was $3.9 million or 2.4% of net sales, as compared to $7.9 million, or 9.1% of net sales in 2002. The gross margin dollars in our two segments, in millions, were as follows:

	2002	2003
Display	$7.6	$(1.4)
EMS	0.5	5.5
Corporate costs	(0.2)	(0.2)

	$7.9	$3.9

          The gross margin in the Display segment was impacted in 2003 because of the reduced sales to Motorola and because the replacement sales to other display customers had lower volumes but higher selling prices. These reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs. Also, in Manila, the gross margins on our color display products were negative because of introductory pricing on new products and because we had not obtained expected pricing reductions from vendors of color panels. The gross margin in the EMS segment was impacted in 2003 because we were still in the process of ramping up our RF module manufacturing in Manila and moving those processes from Microtune’s factory to ours. As a result, those products sold at below breakeven during the ramp-up phase.

          Selling, General, and Administrative Expense. Selling, general, and administrative expense increased 68.3% to $17.5 million in 2003 from $10.4 million in 2002. As a percentage of net sales, however, SG&A expense decreased from 12.0% of net sales in 2002 to 11.0% of net sales in 2003. The SG&A expense in our two segments and for unallocated corporate costs for the two comparative years, in millions, were as follows:

	2002	2003
Display	$3.2	$4.3
EMS	0.2	4.6
Corporate costs	7.0	8.6

	$10.4	$17.5

          This overall change in SG&A expense occurred primarily because of four factors: (1) the additional SG&A costs in the EMS segment associated with the acquired EMS business in Redmond of $2.9 million and the acquired EMS business in Penang of $1.5 million, (2) increased sales expenses of $1.3 million in the Display segment as a result of increased sales, and (3) increased expenses in corporate, including the recording of expenses of approximately $1.2 million associated with an arbitration claim we pursued against J.D. Edwards, which was settled.

          Research, Development, and Engineering Expense. Research, development, and engineering expense decreased slightly to $4.7 million in 2003 from $4.9 million in 2002. Research, development, and engineering expense decreased as a percentage of net sales, declining to 3.0% of net sales in 2003 from 5.7% of net sales in 2002. Corporate costs are related to our prior microdisplay business. The RD&E expense in our two segments and for unallocated corporate costs for the two comparative years, in millions, was as follows:

	2002	2003
Display	$3.1	$3.3
EMS	—	0.1
Corporate costs	1.8	1.3

	$4.9	$4.7

          Loss (Gain) on Sale of Assets. In 2003, we realized a gain of $25,000 from the sale of certain assets compared to a loss of $4.5 million in 2002. The loss in 2002 related to the sale of our front-end manufacturing LCD equipment for $3 million.

          Amortization of Intangibles. During 2003, we had $2.0 million of amortization relating to customer lists and distribution rights compared to $256,000 of amortization expense during 2002. The amortization in 2003 relates to the acquisitions of AVT and ETMA and to the license agreement with Data International, all described above in “Overview.” The amortizable asset associated with ETMA was $2.0 million and was being amortized over three years. The amortizable asset associated with Data International was $3.9 million and was being amortized over five years. The amortizable asset associated with AVT was $3.0 million and was being amortized over five years starting in 2002. This asset was written off during the third quarter of 2004.

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

          Minority Interest. Prior to 2004, we owned only 60% of the business in Malaysia. Since that business had losses in 2003, we recorded a benefit of $36,000 to account for the losses allocated to the minority interest holder compared to a charge of $84,000 in 2002 relating to the winding-up of another investment with a different minority partner.

          Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes of $14.3 million in 2003 compared to a benefit from income taxes of $3.9 million for 2002. We recorded a charge in 2003 to establish a valuation allowance against our deferred tax asset, which consists primarily of net operating loss carryforwards, or NOLs. A further description of that allowance is described above in “Critical Accounting Policies and Estimates.” The loss from discontinued operations was net of a tax benefit of $6.7 million for the year ended December 31, 2002. There was no tax benefit in 2003 for discontinued operations.

          Net Loss. We had a net loss of $44.5 million, or $2.09 per diluted share, in 2003 compared with a net loss of $17.0 million, or $0.79 per diluted share, in 2002. The net loss in 2003 included $10.6 million, or $0.50 per share, from discontinued operations relating to our former microdisplay business. As described above in “Discontinued Operations,” our microdisplay division was spun off as a separate public company as of September 15, 2003, as Brillian Corporation. The net loss for the Brillian discontinued operations in 2002 was $12.3 million, or $0.57 per share.

Liquidity and Capital Resources

          At December 31, 2004, we had cash, cash equivalents, and short-term investments of $16.2 million compared with $33.1 million at December 31, 2003, which was a reduction, or cash outflow of $16.9 million. The primary components of the reduction can be summarized for 2004, in millions, as follows:

Operating Cash Flow	$(14.7)
Capital Expenditures, Acquisitions, net of proceeds from Sales of Assets	$(1.3)
Debt and Capital Lease Repayments	$(3.6)
Borrowings on Line of Credit	$2.4

          In reviewing our consolidated statement of cash flows, we had $14.7 million in net cash outflow from operations in 2004 compared with $2.0 million in net cash outflow from operations in 2003. Our inventory turns were 6.8 and day sales outstanding, or DSOs, were 52 days in 2004 compared with 7.2 inventory turns and 51 DSOs in 2003. Our depreciation and amortization expense was $8.6 million in 2004 and $7.6 million in 2003. The increased operating loss was the primary reason for increased net cash outflow from operations.

          We had purchases of property, plant and equipment of approximately $8.1 million, which included our ongoing ERP implementation and additions in China related to our TFT clean room. Also included in those expenditures was the purchase of our facility in Manila from our lessor for a total payment of $3.8 million, of which $3.2 million was assigned to the carrying value of the building and $585,000 was applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation for a 50-year land right. Lastly, we executed an agreement with RBF for an option to purchase the leased land for $1 at any time until April 23, 2014. As a result of the building purchase and land right agreement, we were released from the obligation to pay $7.8 million in lease payments that were due over the next seven years that were remaining on our original ten- year lease agreement.

          In 2004, we realized net proceeds from the sale of assets of $9.6 million. Those proceeds were generated from the sale of various pieces of unused manufacturing equipment as well as from the sale of our facility in Tempe, Arizona, which generated $8.8 million in cash. On the sale of the Tempe facility, we also received a $2.0 million note receivable from the buyer, which bears simple interest at 6% per year. Interest is payable monthly beginning on February 1, 2005. The principal is due in a lump sum payment on December 30, 2009. At the time of the Tempe sale, we entered into a lease agreement with the buyer for a period of five years. Under the terms of the lease, if we default on the rental payments during the five-year period, the buyer is relieved of its obligation to pay the $2.0 million note.

          During 2004, we also completed further acquisitions and strategic investments of $2.7 million all of which related to the Integrex transaction, which included license fees. The Integrex transaction is described above in Overview – Acquisitions and Strategic Investments in this Item.

          During 2004, we had payments on our capital leases of $2.2 million. Most of those payments related to our capital leases for our manufacturing equipment in Penang.

          Our working capital was $26.9 million at December 31, 2004, down from $59.6 million at December 31, 2003. Our current ratio at December 31, 2004 was 1.7-to-1 compared with 2.5-to-1 at December 31, 2003. The decrease in working capital was primarily because of reduced cash, short-term investments, and accounts receivable balances.

          While we transact business predominantly in U.S. dollars and invoice and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese Renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine Pesos, British Pounds Sterling, Malaysian Ringgit, and Chinese Renminbi. Thus, fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. These currency risks are particularly important since sales outside North America represented 37.8% of our net sales in 2004 and 46.0% of our net sales in 2003. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in both of these periods.

          In the first quarter of 2004, we entered into a credit facility with the First National Bank under which we borrowed $5.0 million secured by restricted cash deposits. In the second quarter of 2004, we repaid and terminated that credit facility.

          In the second quarter of 2004, we entered into a $10.0 million secured revolving line of credit with Silicon Valley Bank, or SVB, which matures on June 25, 2005. Initially, that line of credit bore interest at the bank’s prime rate plus 75 basis points, subject to a minimum rate of 4.75%. The SVB line also contained restrictive covenants that included, among other things, restrictions on the declaration of payments of dividends, restrictions on the sale or transfer of assets, and maintenance of specified net worth and quick ratio. We owed $5.0 million under that line of credit as of September 30, 2004. As of September 30, 2004, we did not meet some of the required covenants, although SVB did not call a default on the SVB line. During the fourth quarter, we signed an amendment to the original SVB line that substantially revised its terms and conditions. Under those new terms, the first $2.5 million of borrowings under that line of credit accrue interest at the bank’s prime rate plus 125 basis points subject to a minimum rate of 4.75% and borrowings above $2.5 million are subject to a factoring arrangement, bearing an initial discount fee and interest of prime plus 450 basis points on the factored receivables. The credit limit remained at $10 million, but there were fewer receivables that qualified as factorable as compared to the original borrowing base, resulting in a potentially lower borrowing base. Many of the restrictive covenants previously contained in the SVB line documents were removed, although covenants did remain relating to cash earnings, revenue, and the Tempe building sale. We reduced our line of credit balance with SVB from $5 million to zero during the fourth quarter. Although there were no borrowings under the SVB line as of December 31, 2004, we were in violation of our covenants relating to cash earnings and revenue. SVB did not declare a default on the line, but we are currently under discussion with SVB with regard to a re-negotiation of the terms of the line. During this re-negotiation period, SVB has issued a forbearance letter under which we are precluded access to the line. In addition, SVB required us to make a cash deposit in the first quarter of 2005 to secure a $600,000 letter of credit, which SVB had issued to the lessor of our building in Redmond.

          In the second quarter of 2004, our Beijing subsidiary secured a $2.4 million line of credit with Hua Xia Bank secured principally by our building in Beijing. We had borrowed $2.4 million under that facility at December 31, 2004, which accrues simple, annual interest at 5.31%.

          The following tables list our contractual obligations and commercial commitments as of December 31, 2004:

	Payments due by Period
Contractual Obligations	Total	Less			6 Years
(Dollars in thousands)	Obligations	than 1 Year	1-3 Years	4-5 Years	and Over
Notes Payable	1,547	1,547	—	—	—
Lines of Credit	2,416	2,416	—	—	—
Operating Leases	25,333	4,908	6,621	5,267	8,537
Capital Leases	7,770	3,430	4,310	30	—
Other Contractual Obligations	1,080	871	209	—	—

Total	$38,146	$13,172	$11,140	$5,297	$8,537

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less			6 Years
(Dollars in thousands)	Commitments	than 1 Year	1-3 Years	4-5 Years	and Over
Guarantee	$327	$—	$327	$—	—

          The operating leases include leases for our factories in Penang, Washington, Massachusetts, our lease in Arizona, and our sales offices in Florida and in the United Kingdom. In the second quarter of 2004, we purchased our leased building in Manila. As a result of the building purchase, we will no longer be required to pay the $7.8 million over the next seven years that was remaining on our original ten year operating lease agreement. These leases are described in detail in Item 2 of this report. The capital leases are for our equipment in Malaysia and Washington. One of the capital leases includes certain financial covenants that we were not in compliance with at December 31, 2004. The lessor has advised us they are accelerating the payments due on the lease obligations. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a privately held company developing microdisplay products. Brillian assumed this guarantee in the spin-off. If Brillian Corporation were unable to satisfy its obligation as primary guarantor, then we would be required to pay the guaranteed amount.

          We have no other long-term debt, capital lease obligations, unconditional purchase obligations, or other long-term obligations, and we do not have any other commercial commitments or other off-balance sheet arrangements.

          Our cash balance as of December 31, 2004 was $16.2 million. We expect to have continued operating losses in 2005, primarily in our EMS segment. Therefore, we have taken numerous steps to provide adequate liquidity to operate through the end of 2005.

          We recently signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. That sale would not include the display monitor business operated out of our Marlborough, Massachusetts facility. Closing of the sale to International DisplayWorks, Inc. is expected to occur in April 2005. TFS estimates the total value of that transaction will range between $11 million and $21 million and will include an $8 million cash payment at closing. The sale of the small form factor display operations to International DisplayWorks, Inc. will not only generate cash proceeds to us but eliminate the need for additional sources of funds for the sold operations.

          In January 2005 we began to explore the sale of our Manila factory, and we currently are reviewing indications of interest made with respect to that facility. In the second quarter, we expect either to sell that operation intact or terminate the operations at that facility and sell the liquidated assets, including the equipment, inventory, and real property.

          Additional potential sources of capital in 2005 will be bank financings. We are pursuing a loan in Malaysia, and we expect to finalize the documentation of that loan in the second quarter. It also is possible that the sale of display operations could enable us to re-establish loan commitments or debt financing with a domestic bank or banks. We cannot provide assurance on potential loans or that the terms of such loan commitments or debt financing would be on terms acceptable to us.

          Based upon our cash balances, our expected use of cash in 2005, and the definitive agreement with International DisplayWorks, Inc., we believe that we have adequate sources to fund our remaining operations and planned expenditures through 2005, as well as to meet our contractual obligations. The expected use of funds through the rest of 2005, however, is based on our judgments and forecasts. Actual results could prove materially different and, in such instances, may require additional funds. We cannot provide assurance that additional asset sales, such as the sale of the Manila operations, loan commitments, or other methods of financing will be available for any such unexpected additional requirements or, if available, that they will be on terms acceptable to us.

Impact of Recently Issued Standards.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company is currently evaluating the impact SFAS No. 151 will have on its consolidated results of operations or financial condition.

          In December 2004, the FASB issued Statement 123 (R), “Share-Based Payment” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB Statement 123 (R) becomes effective for interim or annual periods beginning after June 15, 2005. At this time the company is in the process of evaluating the impact this will have on its financial statements.

          We adopted the provisions of FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“Interpretation No. 46 (Revised)”) in our interim period ending March 31, 2004. Interpretation No. 46 (Revised) clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. The application of Interpretation No. 46 (Revised) did not have an impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

          At December 31, 2004, we did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We hold no investment securities that would require disclosure of market risk.

          We have certain receivables denominated in Chinese Renminbi and certain payables denominated in Japanese Yen. To eliminate our exposure to changes in the U.S. Dollar exchange rate with Chinese Renminbi and Japanese Yen, we may enter into forward contracts to protect future cash flows. We have designated the forward contracts as cash flow hedges. Accordingly, we account for changes in the fair value of our forward contracts, based on changes in the forward exchange rate, with all changes in fair value reported in other comprehensive income. Amounts in other comprehensive income will be reclassified into earnings upon settlement of the forward contract. As of December 31, 2004, we had no forward contracts outstanding.

     Primary Market Risk Exposures

          Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. We currently have no outstanding borrowing under our credit facility in the United States.

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

          We are exposed to risks from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Japanese Yen, U.S. Dollar/Philippine Peso, U.S. Dollar/Malaysian Ringgit, and U.S. Dollar/Chinese Renminbi.

          At December 31, 2004, one U.S. Dollar was worth 102.47 Japanese Yen. For the year ended December 31, 2004, the U.S. Dollar/Japanese Yen exchange rate fluctuated between 1:102.47 and 1:114.43. If there were a 10% change in the U.S. Dollar/Japanese Yen exchange rate, the foreign currency gain/loss would be immaterial.

          At December 31, 2004, one U.S. Dollar was worth 56.13 Philippine Pesos. For the year ended December 31, 2004, the U.S. Dollar/Philippine Pesos exchange rate fluctuated between 1:55.13 and 1:56.46. If there were a 10% change in the U.S. Dollar/Philippine Pesos exchange rate, the foreign currency gain/loss would be immaterial.

          Both the U.S. Dollar/Malaysian Ringgit and U.S. Dollar/Chinese Renminbi exchange rates have been pegged by the respective governments, and remained so throughout the year ended December 31, 2004. However, there is the possibility that the respective governments may decide to revalue their exchange rate against the U.S. Dollar. If there were a 10% change in the U.S. Dollar/Malaysian Ringgit and U.S. Dollar/Chinese Renminbi exchange rates, the foreign currency gain/loss would be immaterial.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

          We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
Three-Five Systems, Inc.
Tempe, Arizona

          Management of Three-Five Systems, Inc., also referred to in this report as “the Company,” is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

          The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Thus, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management reviewed the results of its assessment with the Audit Committee and the Board of Directors of the Company.

          Based upon its assessment and those criteria set forth in COSO, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

          The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting and their report has been included herein. Their report on the Company’s consolidated financial statements appears in Form 10K, Part II, Item 8, Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Three-Five Systems, Inc.
Tempe, Arizona

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Three-Five Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s ability to continue as a going concern at December 31, 2004.

Phoenix, Arizona
March 30, 2005

ITEM 9B. OTHER INFORMATION

     On March 30, 2005, we signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. That sale would not include the display monitor business operated out of our Marlborough, Massachusetts facility. Closing of the sale to International DisplayWorks, Inc. is expected to occur in April. TFS estimates the total value of that transaction will range between $11 million and $21 million and will include an $8 million cash payment at closing. A copy of the purchase agreement is filed herewith.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. If for any reason such statement is not filed within 120 days after the close of the fiscal year ended December 31, 2004, this annual report will be appropriately amended. The information required by this Item relating to our executive officers is included in Item 1, “Business – Executive Officers” of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. If for any reason such statement is not filed within 120 days after the close of the fiscal year ended December 31, 2004, this annual report will be appropriately amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. If for any reason such statement is not filed within 120 days after the close of the fiscal year ended December 31, 2004, this annual report will be appropriately amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. If for any reason such statement is not filed within 120 days after the close of the fiscal year ended December 31, 2004, this annual report will be appropriately amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual Meeting of Stockholders. If for any reason such statement is not filed within 120 days after the close of the fiscal year ended December 31, 2004, this annual report will be appropriately amended.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b)	Exhibits

Exhibit Number	Exhibits
2	Amended and Restated Agreement and Plan of Reorganization(1)

2.2	Master Separation and Distribution Agreement between the Registrant and Brillian Corporation(18)

3(i)(a)	Amended and Restated Certificate of Incorporation of the Company(2)

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation(3)

3(i)(c)	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

3(ii)	Amended and Restated Bylaws of the Company(5)

4.1	Form of Certificate of Common Stock(16)

4.2	Rights Agreement, dated as of April 26, 2001, between Three-Five Systems, Inc. and Bank of New York, as Rights Agent(6)

10.2	Ground Sublease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(8)

10.3	Amended and Restated 1990 Incentive Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.3	2004 Incentive Compensation Plan(19)

10.4	Amended and Restated 1993 Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.5	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (as Amended and Restated through February 12, 2001)(9)

10.6	Amended and Restated 1997 Employee Stock Option Plan (as Amended and Restated through November 27, 2002) (as corrected)(17)

10.7	Form of Notice and Acceptance of Stock Option Grant for Amended and Restated 1997 Employee Stock Option Plan(10)

10.8	Amended and Restated 1998 Stock Option Plan (as Amended and Restated through February 8, 2002)(16)

10.9	Amended and Restated Director’s Stock Plan (amended as of January 27, 2000)(11)

10.10	401(k) Profit Sharing Plan(12)

10.15	Technology License Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.16	Supply Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.17	Term Promissory Note dated January 13, 2003 executed by TFS-DI in favor of Data International, Ltd.(16)

10.18	Assignment and Assumption Agreement between the Registrant and Brillian Corporation(18)

10.19	Intellectual Property Agreement between the Registrant and Brillian Corporation(18)

10.20	Tax Sharing Agreement between the Registrant and Brillian Corporation(18)

10.21	First Amended and Restated Real Property Sublease Agreement between the Registrant and Brillian Corporation, dated as of June 1, 2004(21)

10.22	Manufacturing Agreement between the Registrant and Microtune, Inc., dated March 27, 2003(20)

10.23	Joint Venture Agreement regarding the establishment and operation of TFS Electronic Manufacturing Services Sdn Bhd, dated April 1, 2003(20)

10.24	Equipment Lease Agreement between Unico Technology Berhad and Mattline Industries Sdn Bhd, dated April 1, 2003(20)

10.25	Tenancy Agreement between Fortune Century Sdn Bhd, Jantron Sdn Bhd, and Mattline Industries Sdn Bhd, dated April 1, 2003(20)

10.26	Tenancy Agreement between Geok Hong Sdn Bhd and Mattline Industries Sdn Bhd, dated April 1, 2003(20)

10.27	License Agreement between the Registrant and Integrex, Inc., dated February 19, 2004(20)

10.28	Lease Agreement between SFERS Real Estate Corp. V and ETMA Corporation, dated July 21, 1999(20)

10.29	Lease Agreement between Therriault-Cogan, L.L.C. and ETMA Corporation, dated January 17, 2001(20)

Exhibit Number	Exhibits
10.30	Lease Agreement between Rapp/Rise L.L.C. and ETMA Corporation, dated December 13, 2002(20)

10.31	Loan and Security Agreement among the Registrant, TFS Electronics Manufacturing Services, Inc. and Silicon Valley Bank, dated June 25, 2004 (21)

10.32	Amendment No.1 to the First Amended and Restated Real Property Sublease Agreement between Registrant and Brillian Corporation, dated June 1, 2004 (22)

10.33	Severance Agreement and General Release between the Registrant and Jeffrey D. Buchanan, dated January 26, 2005(23)

10.34	Net Lease Agreement among L & A Kessler Family Partners, L.P., Marilyn Dreyfuss, Phillip Francis and Curtis Burr, as Trustees of the Edward S. Ageno 1992 Revocable Trust, Kay Enterprises, and TFS Electronic Manufacturing Services, Inc., dated November 19, 2004 *

10.35	Second Amended and Restated Real Property Sublease Agreement by and between the Registrant and Brillian Corporation, dated December 22, 2004 *

10.36	Lease by and between Papago Paragon Partners, LLC and the Registrant, dated December 30, 2004 *

10.37	Purchase Agreement by and among International DisplayWorks, Inc., International DisplayWorks (Hong Kong) Limited, the Registrant, TFS International, Ltd., and Three-Five Systems (Beijing) Co., Ltd., dated March 30, 2005 *

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

23.2	Notice Regarding Consent of Arthur Andersen LLP(16)

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herein.

(1)	Incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(2)	Incorporated by reference to Exhibit 3(a) to the Registrant’s Form 10-QSB for the quarter ended March 31, 1994, as filed on or about May 12, 1994.

(3)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-35788) as filed on April 27, 2000, as amended by Form S-3/A as filed on May 5, 2000.

(4)	Incorporated by reference to Exhibit 3(d) to the Registrant’s Form 8-A as filed on May 10, 2001.

(5)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A as filed on August 26, 1999.

(6)	Incorporated by reference to Exhibit 4(b) to the Registrant’s Form 8-A as filed on May 10, 2001.

(7)	Incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(8)	Incorporated by reference to Exhibit 10(o) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, as filed on March 14, 1997.

(9)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, as filed on July 27, 2001.

(10)	Incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form S-8 (Registration No. 333-59234) as filed on April 19, 2001.

(11)	Incorporated by reference to Exhibit 10(y) to the Registration Statement on Form S-8 (Registration No. 333-50689) as filed on November 3, 2000.

(12)	Incorporated by reference to Exhibit 10(z) to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

(13)	Incorporated by reference to Exhibit 10(aa) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000, as filed on July 27, 2000.

(14)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, as filed on March 13, 2001.

(15)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-Q for the quarter ended March 31, 2002, as filed on April 19, 2002.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, as filed on March 28, 2003.

(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, as filed on July 31, 2003.

(18)	Incorporated by reference to the Registrant’s Form 10/A (Amendment No. 4) (Registration No. 000-50289) as filed with the SEC by Brillian Corporation on September 3, 2003.

(19)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-115314) as filed on May 7, 2004.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 15, 2004.

(21)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed on August 9, 2004.

(22)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed on November 9, 2004.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on January 28, 2005.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREE-FIVE SYSTEMS, INC.

Date: April 1, 2005	By:	/s/ Jack L. Saltich

Jack L. Saltich President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jack L. Saltich	President, Chief Executive Officer (Principal	April 1, 2005

Jack L. Saltich	Executive Officer), and Director

/s/ James E. Jurgens	Interim Chief Financial Officer (Principal	April 1, 2005

James E. Jurgens	Financial Officer)

/s/ Eric W. Haeussler	Corporate Controller (Principal Accounting Officer)	April 1, 2005

Eric W. Haeussler

/s/ David C. Malmberg	Chairman of the Board of Directors	April 1, 2005

David C. Malmberg

/s/ David P. Chavoustie	Director	April 1, 2005

David P. Chavoustie

/s/ Murray A. Goldman	Director	April 1, 2005

Murray A. Goldman

/s/ Henry L. Hirvela	Director	April 1, 2005

Henry L. Hirvela

/s/ Thomas H. Werner	Director	April 1, 2005

Thomas H. Werner

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Three-Five Systems, Inc.

We have audited the accompanying consolidated balance sheets of Three-Five Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Three-Five Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements for the year ended December 31, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and difficulties financing future working capital needs raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Phoenix, Arizona
March 30, 2005

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,976	$16,198
Short-term investments	5,130	—
Accounts receivable, net	28,133	22,050
Inventories	25,854	23,445
Income taxes receivable	678	181
Deferred tax asset	130	122
Assets held for sale	8,615	10
Other current assets	2,782	3,675

Total current assets	99,298	65,681

Property, Plant and Equipment, net	25,323	26,713
Intangibles, net	7,574	3,704
Goodwill	34,606	13,444
Other Assets	436	2,259

Total Assets	$167,237	$111,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,826	$23,638
Accrued liabilities	4,529	4,721
Customer deposits	388	3,043
Deferred revenue	48	69
Deferred sale leaseback gain, short-term portion	—	545
Income taxes payable	—	40
Current portion of long-term debt	1,515	1,547
Current portion of capital leases	2,352	2,762
Lines of credit	—	2,416

Total Current Liabilities	39,658	38,781

Long-term Debt	1,441	—
Deferred sale leaseback gain, long-term portion	—	2,178
Capital Leases	6,543	3,995
Other Long-term Liabilities	—	1,010

Total Long-term Liabilities	7,984	7,183

Commitments and Contingencies (Note 9)

Minority Interest in Consolidated Subsidiary	2,563	—

Preferred stock, $.01 par value; 1,000,000 shares authorized, No shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 21,972,020 and 21,995,804 shares issued at December 31, 2003 and 2004, respectively	220	220
Additional paid-in capital	200,930	201,065
Accumulated deficit	(74,915)	(133,730)
Stock subscription note receivable	(185)	—
Accumulated other comprehensive loss	(515)	(547)
Less – Treasury stock, at cost, 651,317 shares at December 31, 2003 and 228,151 shares at December 31, 2004	(8,503)	(1,171)

Total stockholders’ equity	117,032	65,837

	$167,237	$111,801

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended
	December 31,
	2002	2003	2004
Net Sales	$86,587	$159,018	$158,947

Costs and Expenses:
Cost of sales	78,718	155,125	161,009
Selling, general and administrative	10,382	17,524	24,961
Research, development and engineering	4,913	4,742	2,912
Impairment of goodwill	—	—	21,350
Impairment of intangibles	—	—	1,850
Loss (gain) on sale of assets	4,545	(25)	(100)
Amortization of intangibles	256	2,043	1,893

	98,814	179,409	213,875

Operating loss	(12,227)	(20,391)	(54,928)

Other Income (Expense):
Interest, net	3,328	(179)	(929)
Other, net	164	1,043	1,361

	3,492	864	432

Minority Interest in Loss (Income) of Consolidated Subsidiary	84	(36)	(22)

Loss from Continuing Operations before Income Taxes	(8,651)	(19,563)	(54,518)
Provision for (benefit from) income taxes	(3,921)	14,338	(226)

Loss from Continuing Operations	(4,730)	(33,901)	(54,292)
Loss from Discontinued Operation, net of taxes	(12,241)	(10,552))	—

Net Loss	$(16,971)	$(44,453)	$(54,292)

Loss Per Common Share – Basic and Diluted:
Loss from Continuing Operations	$(0.22)	$(1.59)	$(2.50)
Loss from Discontinued Operation	(0.57)	(0.50)	—

Net Loss	$(0.79)	$(2.09)	$(2.50)

Weighted Average Number of Common Shares:
Basic and Diluted	21,465	21,301	21,719

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2003 and 2004
(Dollars in thousands, except share data)

					Stock	Accumulated
			Additional		Subscription	Other		Total
	Common Stock		Paid-in	Retained	Note	Comprehensive	Treasury	Stockholders’
	Shares Issued	Amount	Capital	Earnings	Receivable	Income (Loss)	Stock	Equity

Balance, December 31, 2001	21,894,628	$219	$200,395	$30,666	$(163)	$(21)	$(7,152)	$223,944

Net loss	—	—	—	(16,971)	—	—	—	(16,971)
Unrealized losses on investments	—	—	—	—	—	(197)	—	(197)
Foreign currency translation adjustments	—	—	—	—	—	(114)	—	(114)
Stock subscription note receivable	—	—	—	—	(11)	—	—	(11)
Stock options exercised and other	42,728	—	323	—	—	—	—	323
Tax benefit on stock option exercises	—	—	45	—	—	—	—	45
Purchase of treasury stock	—	—	—	—	—	—	(1,351)	(1,351)

Balance, December 31, 2002	21,937,356	219	200,763	13,695	(174)	(332)	(8,503)	205,668

Net loss	—	—	—	(44,453)	—	—	—	(44,453)
Unrealized losses on investments	—	—	—	—	—	(65)	—	(65)
Foreign currency translation adjustments	—	—	—	—	—	(118)	—	(118)
Stock subscription note receivable	—	—	—	—	(11)	—	—	(11)
Stock options exercised and other	34,664	1	167	—	—	—	—	168
Distribution related to discontinued operation	—	—	—	(44,157)	—	—	—	(44,157)

Balance, December 31, 2003	21,972,020	220	200,930	(74,915)	(185)	(515)	(8,503)	117,032

Net loss	—	—	—	(54,292)	—	—	—	(54,292)
Unrealized losses on investments	—	—	—	—	—	2	—	2
Foreign currency translation adjustments	—	—	—	—	—	(34)	—	(34)
Stock subscription note receivable	—	—	—	—	185	—	—	185
Stock options exercised and stock compensation	23,784	—	135	—	—	—	—	135
Issuance of treasury stock for acquisition of minority interest in TFS Malaysia	—	—	—	(4,523)	—	—	7,332	2,809

Balance, December 31, 2004	21,995,804	$220	$201,065	$(133,730)	$—	$(547)	$(1,171)	$65,837

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2002, 2003 and 2004
(Dollars in thousands)

	Years Ended December 31,
	2002	2003	2004
Net Loss	$(16,971)	$(44,453)	$(54,292)
Other Comprehensive Loss, net of taxes:
Unrealized gains (losses), net of tax expense (benefit) of ($96) for the year ended 2002	(197)	(65)	2
Foreign currency translation adjustment	(114)	(118)	(34)

Comprehensive loss	$(17,282)	$(44,636)	$(54,324)

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,971)	$(44,453)	$(54,292)
Less loss – discontinued operations	(12,241)	(10,552)	—

Loss – continuing operations	(4,730)	(33,901)	(54,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,950	7,588	8,650
Stock compensation	104	50	62
Minority interest in consolidated subsidiary	(84)	36	22
Deferred revenue	23	25	21
Provision for accounts receivable valuation reserves	323	271	212
Loss on impairment of intangibles and goodwill	—	—	23,200
Loss (gain) on disposal of assets	4,545	(25)	(100)
Tax benefit on stock options exercised	45	—	—
Provision for (benefit from) deferred taxes, net	(2,289)	14,164	8
Foreign currency translation adjustments	(114)	(118)	(34)
Interest on notes payable	—	74	41
Interest on employee loan	(11)	(11)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	6,961	(12,077)	5,871
(Increase) decrease in inventories	7,010	(593)	3,755
(Increase) decrease in other assets	452	(360)	720
Increase (decrease) in accounts payable and accrued liabilities	(13,959)	23,000	(3,331)
Increase (decrease) in taxes payable/receivable	3,399	(117)	537

Net cash (used in) provided by operating activities	5,625	(1,994)	(14,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,211)	(2,644)	(8,121)
Proceeds from sale of assets	2,100	1,030	9,642
Purchase of intangibles	(547)	(1,444)	(97)
Purchase of investments	(102,591)	(13,262)	—
Proceeds from maturities/sales of short-term investments	159,233	70,245	5,132
Acquisitions and strategic investments	(50,089)	(10,441)	(2,746)

Net cash provided by investing activities	6,895	43,484	3,810

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	2,706	—	2,416
Payments on debt	(2,706)	(2,734)	(1,450)
Stock options exercised	210	118	73
Payments on capital leases	—	(1,722)	(2,154)
Payments on stock subscription note receivable	—	—	185
(Distribution to) receipt from minority interest	(239)	2,527	—
Purchase of treasury stock	(1,351)	—	—

Net cash used in financing activities	(1,380)	(1,811)	(930)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	11,140	39,679	(11,778)
NET CASH USED IN AND CONTRIBUTED TO DISCONTINUED OPERATIONS	(29,754)	(30,092)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,614)	9,587	(11,778)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,003	18,389	27,976

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,389	$27,976	16,198

SUPPLEMENTAL INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$178	$1,007	$1,195
Treasury stock issued for purchase of minority interest in TFS Malaysia	—	—	2,809
Income taxes paid (refunded)	(5,088)	387	278
Note payable due on purchase of distribution rights license	—	2,956	—
Capital leases due on purchase of equipment	—	8,895	—

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2003 and 2004

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have incurred recurring operating losses and used $14.7 million of cash in our operating activities during 2004. These factors, among others, have led our auditors to believe that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon a combination of our ability to generate sufficient cash flows from operations, to obtain additional debt or equity financing, or to sell additional assets to meet our obligations on a timely basis, and ultimately to attain successful operations.

     Our cash balance as of December 31, 2004 was $16.2 million. We expect to have continued operating losses in 2005, primarily in our EMS segment. Therefore, we have taken numerous steps to provide adequate liquidity to operate through the end of 2005.

     We recently signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. That sale would not include the display monitor business operated out of our Marlborough, Massachusetts facility. Closing of the sale to International DisplayWorks, Inc. is expected to occur in April 2005. Revenues from our small form factor display business in 2004 were approximately $28 million. TFS estimates the total value of that transaction will range between $11 million and $21 million and will include an $8 million cash payment at closing. The sale of the small form factor display operations to International DisplayWorks, Inc. will not only generate cash proceeds to us but eliminate the need for additional sources of funds for the sold operations.

     In March 2005, we determined to discontinue our display product offerings from Data International which is included in our Display segment. Revenues from those products in 2004 were approximately $17 million.

     In January 2005 we began to explore the sale of our Manila factory, and we currently are reviewing indications of interest made with respect to that facility. In the second quarter, we expect either to sell that operation intact or terminate the operations at that facility and sell the liquidated assets, including the equipment, inventory, and real property.

     Additional potential sources of capital in 2005 will be bank financings. We are pursuing a loan in Malaysia, and we expect to finalize the documentation of that loan in the second quarter. It also is possible that the sale of display operations could enable us to re-establish loan commitments or debt financing with a domestic bank or banks. We cannot provide assurance on potential loans or that the terms of such loan commitments or debt financing would be on terms acceptable to us.

     Based upon our cash balances, our expected use of cash in 2005, and the definitive agreement with International DisplayWorks, Inc., we believe that we have adequate sources to fund our remaining operations and planned expenditures through 2005, as well as to meet our contractual obligations. The expected use of funds through the rest of 2005, however, is based on our judgments and forecasts. Actual results could prove materially different and, in such instances, may require additional funds. We cannot provide assurance that additional asset sales, such as the sale of the Manila operations, loan commitments, or other methods of financing will be available for any such unexpected additional requirements or, if available, that they will be on terms acceptable to us.

     On September 1, 2003, we transferred all of the net assets of our microdisplay division, plus approximately $20.9 million in cash, into a newly created Delaware corporation called Brillian Corporation. On September 15, 2003, we spun off Brillian by distributing all of the outstanding common stock of Brillian to our stockholders on a pro rata basis, with each stockholder of Three-Five Systems, Inc., or TFS, receiving one share of Brillian common stock for every four shares of our common stock. Brillian is now traded on the NASDAQ National Market under the symbol “BRLC.” Brillian had $44.1 million of net assets on the spin-off date. The microdisplay business that we transferred to Brillian is now reported in these consolidated financial statements as Discontinued Operations.

     Net loss from discontinued operation before income taxes was $19.0 million and $10.6 million in 2002 and 2003, respectively. We had no discontinued operations in 2004. The income tax benefit for discontinued operation was $6.7 million in 2002. There was no tax benefit in 2003 for the discontinued operation. Net loss from discontinued operations was $12.3 million and $10.6 million in 2002 and 2003, respectively. Sales from discontinued operations were $1.4 million and $1.6 million in 2002 and 2003, respectively. There were no sales from discontinued operations in 2004. The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet as of the day of spin-off were as follows:

September 15,
(Dollars in thousands)	2003
Assets:
Cash	$20,453
Accounts receivable	473
Inventories	2,937
Other current assets	961
Property, plant and equipment, net	6,884
Intangibles, net	8,894
Other long-term assets	4,730

Total assets from discontinued operations	$45,332

Liabilities:
Accounts payable and accrued liabilities	$1,063
Deferred revenue	112

Total liabilities from discontinued operations	$1,175

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

   Customer Concentration

     Product sales for our historical major customer, Motorola, accounted for approximately 78% of sales in 2002 and less than 10% of our net sales in 2003 and 2004, respectively. In 2003, two customers each accounted for more than 10% of our net sales, Avocent and Vitelcom, accounting for 23% and 13% of our net sales, respectively. In 2004, one customer, Avocent, accounted for more than 10% of our net sales, accounting for 38% of our net sales.

   Fair Value of Financial Instruments

     We have determined the estimated fair value of financial instruments using available market information and valuation methodologies. Estimating fair values requires considerable judgment. Accordingly, the estimates may not be indicative of amounts that would be realized in a current market exchange. The carrying values of cash, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short maturities of these instruments. In addition, at December 31, 2003 and 2004, the carrying amount of the term loan payable and capital lease obligations is estimated to approximate fair value as the actual interest rate is consistent with rates estimated to be currently available for debt with similar terms and remaining maturities.

   Cash and Cash Equivalents

     For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of investments in money market mutual funds. A portion of our funds held in money market mutual funds are invested in repurchase agreements. These repurchase agreements are collateralized by U.S. Treasury and Government obligations. Cash and cash equivalents at December 31 consisted of the following:

	December 31,
(Dollars in thousands)	2003	2004
Cash and cash equivalents:
Cash	$19,568	$16,198
Money market	8,408	—

	$27,976	$16,198

  Investments

     Short-term investments have original maturities greater than three months and remaining maturities of less than one year. All investments are classified as available for sale and are presented at market value using the specific identification method based on quoted market prices. Unrealized gains and losses are reflected in other comprehensive income. Realized gains and losses are included in results of operations. Short-term investments of $5.1 million as of December 31, 2003 consisted of corporate notes and bonds. There were no short-term investments as of December 31, 2004.

  Accounts Receivable, net

     We estimate sales allowances based upon historical experience of sales returns. To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances and, consequently, the provision for doubtful accounts, to change. Allowance for doubtful accounts was $509,000 and $651,000 as of December 31, 2003 and 2004, respectively. Allowance for sales returns was $227,000 and $292,000 as of December 31, 2003 and 2004, respectively.

     During 2004, we entered into a series of agreements with Vitelcom, a former European customer, with regard to its payment of an outstanding balance due us. The first agreement was entered into in June 2004 with regard to $5.9 million due to us and provided for the amount due to be paid to us in a series of installments through October 2004. In September 2004, we agreed to a revised payment schedule with installments due through the end of 2004. At the end of the year $1.4 million remained unpaid under that revised payment schedule. We have not taken a reserve for doubtful accounts for this amount because we believe this amount will be paid. In the first quarter of 2005 we filed a lawsuit against Vitelcom in Spain for the unpaid amount.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following at:

	December 31,
(Dollars in thousands)	2003	2004
Raw materials	$14,188	$15,128
Work-in-process	5,321	2,444
Finished goods	6,345	5,873

	$25,854	$23,445

     Shipping terms with one of our major customers is FOB destination, and many of those products are shipped by sea, taking four to six weeks to reach their destinations. As a result, product in transit that was in our finished goods inventory was $3.1 million as of December 31, 2004 compared with $3.6 million as of December 31, 2003.

     We scrap inventory when materials are determined to be defective, damaged or no longer required. We also write down our inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. As noted below, we have had a significant history of inventory charges and write-offs with over $5 million of expenses written off in 2004:

•	In the fourth quarter of 2003, we learned from a customer that a product shipped by us to the customer contained potentially defective parts. Those potentially defective parts were printed circuit boards supplied to us by a vendor specified by our customer. At year-end 2003, we believed the parts could be repaired or that the component supplier would reimburse us for the damages. We determined in the first quarter of 2004 that the latent defect in the materials purchased was not repairable and that it was possible that the component supplier would not reimburse us for damages beyond the cost of those boards. As a result, we established a reserve for the value of that inventory, which included other component parts that had already been included on those boards less the $158,000 value of the boards for which we believe the supplier is obligated to repay at a minimum. The amount reserved was approximately $1.0 million.

•	At year-end 2003, we held $778,000 of inventory relating to a program cancelled by a customer. At that time, we believed we would recover the carrying value of this inventory and did not establish a reserve. After further discussions and negotiations with this customer during the first quarter of 2004, we wrote off $332,000 of this inventory while receiving settlement against the remainder of the inventory.

•	In the second quarter of 2004, a telecommunications customer declared bankruptcy. As a result of that event, we wrote off $127,000 in accounts receivable and recorded a $567,000 reserve against inventory relating to specific programs for that customer.

•	In the third quarter of 2004, we wrote off $1.4 million as follows: (a) $435,000 of Redmond inventory due to the pending end-of-life of several long-running programs; (b) $806,000 for inventory write-offs and other charges relating to the shut-down of various programs as a result of the move of our display module operations from Manila to Beijing; and (c) $202,000 of inventory in Manila related to Microtune.

•	In the fourth quarter of 2004, we wrote off $1.8 million of inventory as follows: (a) $284,000 of Redmond inventory relating to termination of customer programs; (b) $284,000 of Penang inventory for quality issue related to a new customer start-up; (c) $469,000 of Manila inventory for excess and obsolete inventory relating to Microtune; and (d) $774,000 display platform related inventory charges, most of which were due to excess and obsolete issues.

     Of the total write-offs and charges in 2004, $4.1 million was charged as excess inventory. Excess inventory charges in 2003 and 2002 were $1.6 million and $1.9 million, respectively.

  Property, Plant, and Equipment

     Property, plant, and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the respective assets. Lives for the major asset categories are as follows:

Lives
Buildings	35 – 39 years
Building Improvements	10 – 35 years
Equipment	3 – 7 years
Furniture	3 – 10 years

     Major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not extend the useful lives of the assets are charged to expense as incurred. Depreciation expense totaled $3.7 million, $5.5 million, and $6.5 million for the years ended December 31, 2002, 2003, and 2004, respectively. Property, plant, and equipment consisted of the following at the dates indicated:

	December 31,
(Dollars in thousands)	2003	2004
Land and building	$6,122	$10,494
Furniture and equipment	40,907	39,599

	47,029	50,093
Less accumulated depreciation	(21,706)	(23,380)

	$25,323	$26,713

     In 1994, we conveyed our Tempe, Arizona facility and certain improvements to the city of Tempe as consideration for a rent-free 75-year lease. We had the option to repurchase the facility for $1,000 after ten years; therefore, the building lease was accounted for as a capital lease. We exercised that right in mid-2004 and took ownership of the facility.

     In April 2004, we purchased our facility in Manila from our lessor for $3.8 million. Of the $3.8 million paid, $3.2 million was assigned to the carrying value of the building and $585,000 was applied to accrued rent liabilities. We also paid $614,000 to the RBF Development Corporation, or RBF, for a 50 year land right. Lastly, we executed an agreement with RBF for an option to purchase the leased land for $1 at any time until April 23, 2014. In January 2005, we issued a press release in which we stated that we are exploring opportunities to sell this facility.

     In December 2004, we sold our Tempe Arizona building for approximately $11.3 million, less selling costs of approximately $500,000. As part of this transaction, we received a $2.0 million note receivable due in five years. At the time of the sale, we entered into an agreement with the buyer to leaseback the entire facility for a period of five years.

     The remaining capital expenditures for 2004 related primarily to equipment purchased from Integrex, our ongoing ERP implementation, and additions in China related to our TFT clean room. We have invested $2.1 million in our ERP implementation.

   Evaluation of Long-Lived Assets with Definite Lives

     In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property, plant, equipment, and intangibles with definite lives not held for sale. Whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable, we evaluate recoverability by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. These cash flows are evaluated for objectivity by using weighted probability techniques and also comparisons of past performance against projections. Assets may also be evaluated by identifying independent market values. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets held for sale are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

   Intangibles

     Intangibles consist of mask works, trademarks, customer lists, and licensing/distribution rights. SFAS 142, Goodwill and Other Intangible Assets, requires purchased intangible assets with finite lives to be amortized over their useful lives. Purchased intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years. Our policy is to commence amortization of intangibles when their related benefits begin to be realized.

     In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we agreed to pay $3.9 million to become the exclusive channel in the Americas for LCD products manufactured by Data International. The remaining $1.5 million cost of the license was due in January 2005. We have not paid the $1.5 million due to an ongoing dispute with Data International. See footnote 12, Subsequent Events for additional information.

     In the third quarter of 2004, we wrote off the remaining $1.8 million of the customer list associated with the AVT acquisition. The acquisition value of the customer lists acquired from our AVT acquisition was $3.0 million and the accumulated amortization was $1.2 million. This write-off occurred as a result of numerous changes in the AVT business, including notification during the quarter that a customer was not renewing a program. That notification, along with the other cumulative changes that have occurred since the acquisition, have now resulted in a complete turnover in the customer base. Most of these changes were driven by the fact that the original business when acquired by us was selling CRT displays and now is exclusively selling LCD flat panel displays.

     Intangible assets consisted of the following:

	Acquisition	Accumulated	Book	Weighted
(Dollars in thousands)	Value	Amortization	Value	Avg Life
December 31, 2003
Amortized Intangible Assets:
Mask works	$991	$—	$991	3.0
Customer lists	5,000	(1,523)	3,477	4.2
License	3,882	(776)	3,106	5.0

	$9,873	$(2,299)	$7,574	4.4

	Acquisition	Accumulated	Book	Weighted
(Dollars in thousands)	Value	Amortization	Value	Avg Life
December 31, 2004
Amortized Intangible Assets:
Mask works	$988	$(225)	$763	2.4
Customer lists	2,000	(1,389)	611	3.0
License	3,882	(1,552)	2,330	5.0

	$6,870	$(3,166)	$3,704	4.0

     Intangible asset amortization expense for the years ended December 31, 2002, 2003 and 2004 was $256,000, $2.0 million and $2.1 million, respectfully. During 2004, approximately $225,000 of amortization expense was included in cost of sales.

     Estimated annual amortization expense through 2009 and thereafter related to intangible assets reported as of December 31, 2004 was as follows:

Fiscal Year	(Dollars in thousands)
2005	$1,815
2006	1,057
2007	832
2008	—
2009	—
Thereafter	—

$3,704

   Goodwill

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is analyzed for impairment, on at least an annual basis, or more frequently under certain circumstances, and written down when impaired rather than being amortized.

     Changes in goodwill from December 31, 2003 to December 31, 2004 were as follows:

(Dollars in thousands)	Total
Balance at December 31, 2002	$34,901
Purchase of Unico Technology, Bhd.	315
Reduction of ETMA Corporation purchase price	(610)

Balance at December 31, 2003	$34,606
Purchase of minority interest in TFS Malaysia	232
Other adjustments	(44)
Goodwill impairment	(21,350)

Balance at December 31, 2004	$13,444

   Other Assets

     Other assets consist primarily of the $2.0 million note receivable that we received in connection with the sale and leaseback of the Tempe building.

   Accrued Liabilities

     Accrued liabilities included, among other things, accrued compensation of approximately $1.9 million and $1.5 million at December 31, 2003 and 2004, respectively.

   Customer Deposits

     Customer deposits include approximately $2.9 million of invoices issued in the fourth quarter of 2004 to a specific customer in accordance with the terms and conditions of that customers purchase order. The invoices are to cover costs associated with the establishment of the supply chain and the long lead times required for materials used in the manufacturing process.

  Deferred Sale Leaseback Gain

     In December 2004, we sold our Tempe building for approximately $11.3 million less selling costs of approximately $500,000. Under the terms of the sale, we received net cash (after expenses) of $8.8 million and a promissory note of $2 million payable in five years, resulting in a $2.7 million gain on the sale of that building. The $2.7 million deferred gain on the sale and leaseback of our Tempe, Arizona corporate facility will be amortized over the five year term of the lease.

     Estimated annual amortization through 2009 and thereafter related to the deferred gain on the sale of fixed assets reported as of December 31, 2004 was as follows:

Fiscal Year	(Dollars in thousands)
2005	$545
2006	544
2007	545
2008	544
2009	545
Thereafter	—

$2,723

   Line of Credit

     In the second quarter of 2004, our Beijing subsidiary obtained a $2.4 million line of credit with Hua Xia Bank secured principally by our building in Beijing. We have borrowed $2.4 million under that facility at December 31, 2004, which accrues simple, annual interest at 5.31%.

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

Revenue Recognition

     We assemble and manufacture products for our customers and recognize revenue when persuasive evidence of a sale exists; that is, a product is shipped under an agreement with a customer, risk of loss and title have passed to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. This means that when a product is shipped from one of our factories under the terms of “FOB Factory,” then the risk of loss passes to the customer when the product leaves our factory and we recognize revenue at that time. On the other hand, when a product is shipped “FOB Destination,” then risk of loss during transit is maintained by us. Thus, we recognize revenue when the product is accepted by the customer. Shipping terms with one of our major customers is FOB Destination, and many of those products are shipped by sea, taking four to six weeks to reach their destination. As a result, we frequently have a significant amount of product in transit recorded in our finished goods inventory balance.

     We recognize revenue related to engineering, design, and other related services after the service has been rendered, which is determined based upon completion of agreed upon milestones or deliverables. Service revenues are not significant in any period presented.

Research, Development, and Engineering

     Research, development, and engineering costs are expensed as incurred.

Stock Compensation.

     Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.74%, 3.25% and 3.63% for 2002, 2003, and 2004; expected dividend yields of zero for all scenarios; expected lives of 6.1 years for 2002, 5.7 years for 2003, and 4.1 years for 2004; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 74.4%, 79.6%, and 77.81% for 2002, 2003, and 2004, respectively. The compensation costs for 2002 are tax-effected and the compensation costs for 2003 and 2004 are not tax-effected. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows:

	Years Ended December 31,
(In thousands, except per share data)	2002	2003	2004
Net loss:
As reported	$(16,971)	$(44,453)	$(54,292)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(4,378)	(5,035)	(3,556)

Pro forma net loss	$(21,349)	$(49,488)	$(57,848)

Basic and diluted net loss per share:
As reported	$(0.79)	$(2.09)	$(2.50)
Pro forma	(0.99)	(2.32)	(2.66)

Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Set forth below are the disclosures required pursuant to SFAS No. 128 – Earnings per Share:

	Years Ended December 31,
(In thousands, except per share data)	2002	2003	2004
Basic earnings (loss) per share:
Net income (loss)	$(16,971)	$(44,453)	$(54,292)

Weighted average common shares	21,465	21,301	21,719

Basic earnings (loss) per share amount	$(0.79)	$(2.09)	$(2.50)

Diluted earnings (loss) per share:
Net income (loss)	$(16,971)	$(44,453)	$(54,292)

Weighted average common shares	21,465	21,301	21,719
Dilutive stock options	—	—	—

Total common shares plus common stock equivalents	21,465	21,301	21,719

Diluted earnings (loss) per share amount	$(0.79)	$(2.09)	$(2.50)

     For the years ended December 31, 2002, 2003 and 2004, the effect of 314,569, 348,030 and 73,352 shares, respectively, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share.

Recently Issued Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us effective January 1, 2006. We are currently evaluating the impact SFAS No. 151 will have on our consolidated results of operations and financial condition...

     In December 2004, the FASB issued Statement 123 (R), “Share-Based Payment,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123 ® will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB Statement 123 ® becomes effective for interim or annual periods beginning after June 15, 2005. At this time, we are in the process of evaluating the impact this will have on our financial statements.

     We adopted the provisions of FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“Interpretation No. 46 (Revised)”) in our interim period ending March 31, 2004. Interpretation No. 46 (Revised) clarifies the application of existing consolidation requirements to entities where a controlling financial interest is achieved through arrangements that do not involve voting interests. The application of Interpretation No. 46 (Revised) did not have an impact on our financial statements.

Assets Held For Sale and Loss (Gain) on Sale of Assets

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

     During the fourth quarter of 2003, we formalized plans to sell our Tempe, Arizona corporate facility; therefore, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we reclassified $8.6 million of our building and improvements to assets held for sale. The building was listed and actively marketed for sale at the beginning of October 2003; therefore, no depreciation expense was recorded during the subsequent 12-month period. However, in the third quarter of 2004, we agreed to sell and leaseback the Tempe building. Accordingly, depreciation expense of $362,000, which would otherwise have been recorded during the period the building was held for sale, was recorded in the third quarter. In December 2004, we sold our Tempe, Arizona building for approximately $11.3 million less selling costs of approximately $500,000. Under the terms of the sale, we received net cash (after expenses) of $8.8 million and a promissory note of $2.0 million payable in five years, resulting in a $2.7 million gain on the sale of that building. Because we leased back the Tempe facility for five years, we will recognize the gain ratably over the life of the lease.

(3) Acquisitions and Strategic Transactions:

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

     In April 2003, we acquired the business and certain assets of Unico Technology Bhd., a privately held Malaysian company located in Penang. Unico was an electronics manufacturer for OEM customers in the computer, computer peripheral, and communications industries. The Unico business was acquired by TFS Electronics Manufacturing Services Sdn. Bhd., or TFS-Malaysia, a former joint venture owned 60% by an overseas TFS subsidiary and 40% by Unico Holdings Bhd., the former parent of Unico. Unico Holdings is the investment arm of the Chinese Chamber of Commerce of Malaysia. Our share of the initial cost of capitalizing TFS-Malaysia was $3.8 million and Unico Holdings’ share was $2.5 million, most of which was used for working capital. TFS-Malaysia purchased $4.1 million in inventory from Unico, of which $2.7 million was paid at the time of the purchase and $1.4 million was subsequently paid. No advance payment was required for the acquisition of the property, plant, and equipment of Unico, all of which is leased from the seller. The equipment lease is accounted for as a capital lease payable by TFS-Malaysia. The principal balance on that lease was $6.1 million as of December 31, 2004. In the second quarter of 2004, Unico Holdings exchanged its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock held in treasury in a transaction valued at $2.8 million, compared with Unico Holdings’ interest of $2.6 million. As a result of that transaction, we recorded approximately $232,000 in additional goodwill and we now own 100% of TFS-Malaysia.

     In March 2003, we signed an agreement with Microtune, Inc. under which we agreed to manufacture, assemble, and test Microtune’s radio frequency, or RF, tuner modules and wireless module products in our manufacturing facility in Manila, the Philippines. As part of the agreement, Microtune sold to us certain of its own equipment and inventory for $8.2 million, of which $2.7 million was a note payable due in September 2003, and contracted with us to provide 100% of Microtune’s current demand for fully assembled RF subsystems. We also hired approximately 500 Microtune employees in Manila. In October 2003, we paid off approximately $300,000 of the $2.7 million note payable to Microtune and entered into an agreement to cancel the remaining $2.4 million balance on that note payable in exchange for the return of inventory to Microtune. In January 2005, we announced that we are exploring the possible sale of our Manila manufacturing facility.

     In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we became the exclusive channel in the Americas for LCD products manufactured by Data International. We obtained the right to sell those products through our worldwide channels. The cost of the license was $3.9 million, of which $1.0 million was paid upon signing and $2.9 million was a term loan. In the first quarter of 2004, we paid $1.4 million against the term loan. The remaining $1.5 million was due in

January 2005 and is subject to reduction if certain margin targets are not met. We have not paid the remaining amount due as a result of an ongoing dispute with Data International. See footnote 12, Subsequent Events for additional information regarding the dispute.

     In September 2002, we purchased the assets and ongoing business of AVT, a privately held company located in Marlborough, Massachusetts that specialized in the design and integration of complex, high-resolution display systems. AVT designs and provides customized and ruggedized flat panel, touchscreen and rackmount systems for original equipment manufacturers. The purchase price of the acquisition was $12.0 million, which we paid entirely in cash.

     The purchase price was allocated as follows:

(Dollars in thousands)
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

     The purchase price was allocated as follows:

(Dollars in thousands)
Current assets	$17,389
Property, plant and equipment	1,454
Customer list intangibles	2,000
Goodwill	27,127
Current liabilities	(9,842)
Long-term liabilities	(28)

Net Acquisition price	$38,100

     In the third quarter of 2004, we determined that the $27.1 million goodwill balance associated with the EMS reporting unit was impaired. Because of the ongoing performance issues experienced by the Redmond location, including the integration issues experienced in Redmond in the second and third quarters of 2004, and because of the reduction in market comparables, we engaged a professional valuation firm to assist us in determining the fair value of the EMS goodwill. The valuation included a market comparable study and a present value valuation based on management’s best estimates of the future cash flows. The amount of the impairment loss was $21.3 million, and was determined in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

     Total intangible assets from the acquisition of ETMA related to customer lists of $2.0 million will be amortized over their weighted averaged useful lives of approximately three years.

     The results of operations of AVT and ETMA have been included in the accompanying financial statements since their respective acquisition dates. The acquisition of AVT was considered immaterial and pro forma results are therefore not presented. Unaudited pro forma Consolidated Statements of Operations for 2002, presented as if ETMA had been acquired at the beginning of each year, are as:

Years Ended December 31,
2002
(Dollars in thousands, except per share data)	(unaudited)
Net sales	$150,108
Net loss	(17,065)
Loss per share (basic and diluted)	(0.80)

     The pro forma amounts include a reduction in interest income related to the presumption that the acquisition occurred as of January 1, 2002 and investments were therefore reduced by $38.1 million.

(4) Long-Term Debt:

     Long-term balances were as follows at:

	December 31,
(Dollars in thousands)	2003	2004
Term loan due to Data International, interest rate of 2.6% due January 2005	$2,956	$1,547

Less current portion	1,515	1,547

Long-term portion	$1,441	$0

     In the first quarter of 2004 we entered into a temporary credit facility with First National Bank in which we borrowed $5 million secured by restricted cash deposits. In the second quarter of 2004, we repaid and terminated that credit facility.

     In the second quarter of 2004, we entered into a $10.0 million secured revolving line of credit with Silicon Valley Bank, or SVB, which matures on June 25, 2005. Initially, that line of credit bore interest at the bank’s prime rate plus 75 basis points, subject to a minimum rate of 4.75%. The SVB line also contained restrictive covenants that included, among other things, restrictions on the declaration of payments of dividends, restrictions on the sale or transfer of assets, and maintenance of specified net worth and quick ratio. We owed $5.0 million under that line of credit as of September 30, 2004. As of September 30, 2004, we did not meet some of the required covenants, although SVB did not call a default on the SVB line. During Q4 we signed an amendment to the original SVB line that substantially revises its terms and conditions. Under those new terms, the first $2.5 million of borrowings under that line of credit bears interest at the bank’s prime rate plus 125 basis points subject to a minimum rate of 4.75%, and borrowings above $2.5 million are subject to a factoring arrangement, bearing an initial discount fee and interest of prime plus 450 basis points on the factored receivables. The credit limit remains at $10 million, but there are fewer receivables that qualify as factorable as compared to the original borrowing base, resulting in a potentially lower borrowing base. Many of the restrictive covenants previously contained in the SVB line documents have been removed, although covenants do remain relating to cash earnings, revenue, and the Tempe building sale. Although there were no borrowings under the SVB line as of December 31, 2004, we were in violation of our covenants relating to cash earnings and revenue. SVB did not declare a default on the line, but we are currently under discussion with the SVB with regard to a re-negotiation of the terms of the line. During this re-negotiation period, SVB has issued a forbearance letter under which we are precluded access to the line. In addition, SVB required us to make a cash deposit in 2005 to secure a $600,000 letter of credit, which SVB had issued to the lessor of our building in Redmond.

     In January 2003, we signed a term loan of $2.9 million with Data International. In the first quarter of 2004, we paid $1.4 million against the term loan. The remaining $1.5 million was due in January 2005 and is subject to reduction if certain margin targets are not met. We have not paid the remaining amount due as a result of an ongoing dispute with Data International. See footnote 12, Subsequent Events for additional information.

     Interest expense related to debt was $186,000, $204,000, and $144,000, respectively, for 2002, 2003, and 2004.

Other Long-Term Liabilities

     In the fourth quarter of 2004, we moved into a new facility in Redmond and signed a seven year lease with a five year renewal option. Prior to moving into that building, which we refer to as Building 4, we leased three other buildings in the Redmond area. In the fourth quarter of 2004 we vacated Building 1 and subleased that building. All of the activities in Building 1 are now conducted in our new Building 4. As a part of that transaction, we received $900,000 from the landlord of building 4 as an inducement to enter into the new lease and to cover costs associated with the move. We are required to amortize the $900,000 against rent expense over the term of the lease. Therefore, at December 31, 2004, the long-term portion of the amount to be amortized was approximately $763,000.

     At the time we vacated Building 1, we recognized a charge of $382,000, which is equal to the difference between the amount of rent, property taxes and local improvement districts assessments that we would be required to pay during the remaining three years of the original five year lease less the amount of rent we will receive from the sublease of that facility, which commenced on January 1, 2005. Therefore, at December 31, 2004, the long-term portion attributable to the charge was approximately $247,000.

(5) Capital Leases:

     Capital leases were as follows at:

	December 31,
(Dollars in thousands)	2003	2004
Capital lease due on purchase of Unico equipment, interest rate 13.3%, payable through April 2007	$8,135	$6,058
Other capital leases with interest rate ranges from 1.9% to 14.2%, payable through December 2003 and July 2007	760	699

	8,895	6,757
Less current portion	2,352	2,762

Long-term portion	$6,543	$3,995

     The capital leases are for our equipment in Malaysia and Washington. One of the capital leases includes certain financial covenants that we were not in compliance with at December 31, 2004. The lessor has informed us that as a result of covenant violations, they are accelerating the payments due on the lease obligations.

     Interest expense related to capital leases was $868,000 and $1,012,000, respectfully, in 2003 and 2004.

     The following table lists our payments to be made on our capital leases reported as of December 31, 2004:

Fiscal Year	(Dollars in thousands)
2005	$3,430
2006	3,236
2007	1,074
2008	30

Total lease payments	7,770
Less interest portion	(1,013)

Capital lease obligations	$6,757

(6) Stockholders’ Equity:

     On December 7, 2000, the Board of Directors authorized a stock repurchase program whereby our company, at the discretion of management, could buy back up to $30.0 million of our common stock in the open market. During the year ended December 31, 2002, we purchased 260,600 shares at a cost of $1,351,000. There were no stock repurchases in 2003 and 2004. This program was rescinded in May 2003.

     In the second quarter of 2004, we agreed with Unico Holdings to exchange its ownership interest in TFS-Malaysia for approximately 423,000 shares of our common stock held in treasury in a transaction valued at $2.8 million, compared with Unico Holdings’ interest of $2.6 million.

     During the second quarter of 2001, the Board of Directors adopted a stockholder rights plan (the “Rights Plan”). Under the Rights Plan, we issued a dividend of one Preferred Share Purchase Right (the “Right”) for each share of common stock of our company held by stockholders of record as of the close of business on May 14, 2001. Each Right entitles stockholders to buy one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock of our company at an exercise price of $120.00 (subject to adjustment). The Rights Plan was not adopted in response to any specific takeover threat. The Rights Plan, however, was designed to assure that all of our stockholders receive fair and equal treatment in the event of any proposed takeover of our company, and to guard against coercive or unfair tactics to gain control of our company without paying all stockholders a premium for that control.

(7) Benefit Plans:

     We have six different stock option plans covering our employees, officers, directors, and consultants and a Directors Stock Plan covering our directors; The 1990 Stock Option Plan (1990 Plan), the 1993 Stock Option Plan (1993 Plan), the 1994 Non-Employee Directors Stock Option Plan (1994 Plan), the 1997 Stock Option Plan (1997 Plan), 1998 Stock Option Plan (1998 Plan) and the 2004 Incentive Compensation Plan.

1990 Stock Option Plan

     Under the 1990 Plan, there were options issued but unexercised to purchase 71,016 shares of our company’s common stock as of December 31, 2004. The 1990 Plan expired on May 1, 2001, at which time all unissued options expired.

     The expiration date, maximum number of shares purchasable, and the other provisions of the options granted under the 1990 Plan were established at the time of grant. Options were granted for terms of up to ten years and became exercisable in whole or in one or more installments at such times as were determined by the Board of Directors upon grant of the options.

1993 Stock Option Plan

     Under the 1993 Plan, there were options outstanding to acquire 260,367 shares of our company’s common stock under the 1993 Plan at December 31, 2004. The 1993 Plan expired on February 24, 2003, at which time all unissued options expired.

1994 Non-Employee Directors Stock Option Plan

     The 1994 Plan provides for the automatic grant of stock options to non-employee directors to purchase up to 100,000 shares of our common stock. On April 26, 2001, our stockholders approved a proposal to amend our 1994 Automatic Stock Option Plan for Non-Employee Directors (the “1994 Plan”). Now, under the 1994 Plan, options to acquire 2,000 shares of common stock will be automatically granted to each non-employee director at the meeting of our Board of Directors held immediately after each annual meeting of stockholders, with such options to vest in a series of 12 equal and successive monthly installments commencing one month after the annual automatic grant date. In addition, each non-employee director serving on our Board of Directors on the date the 1994 Plan was approved by our stockholders received an automatic grant of options to acquire 5,000 shares of common stock and each subsequent newly elected non-employee member of our Board of Directors receives an automatic grant of options to acquire 5,000 shares of common stock on the date of their first appointment or election to our Board of Directors. Those options become exercisable and vest in a series of three equal and successive annual installments, with the first such installment becoming exercisable immediately after the director’s second successive election to our Board of Directors (the First Vesting Date), the second installment becoming exercisable 10 months after the first vesting date, and the third installment becoming exercisable 22 months after the first vesting date (provided that the director has not ceased serving as a director prior to a vesting date). A non-employee member of our Board of Directors is not eligible to receive the 2,000 share automatic option grant if that option grant date is within 30 days of such non-employee member receiving the 5,000 share automatic option grant. The exercise price per share of common stock subject to options granted under the 1994 Plan will be equal to 100% of the fair market value of our common stock on the date such options are granted. There were outstanding options to acquire 51,092 shares of our common stock under the 1994 Plan at December 31, 2004. The plan expired on April 12, 2004, at which time all unissued options expired.

1997 Stock Option Plan

     The 1997 Plan provides for the granting of nonqualified options to purchase up to 2,100,000 shares of our common stock. Under the 1997 Plan, options may be issued to key personnel and others providing valuable services to our company. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1997 Plan. There were options outstanding to acquire 1,442,593 shares of our common stock under the 1997 Plan at December 31, 2004.

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

1998 Stock Option Plan

     The 1998 Plan provides for the granting of incentive stock options and nonqualified options to purchase up to 1,600,000 shares of our common stock. Under the 1998 Plan, options may be issued to key personnel and others providing valuable services to our company. The options issued will be incentive stock options or nonqualified stock options as defined in Section 422 of the Code. Any option that expires or terminates without having been exercised in full will again be available for grant pursuant to the 1998 Plan. There were options outstanding to acquire 1,528,461 shares of our common stock under the 1998 Plan at December 31, 2004.

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

2004 Incentive Compensation Plan

     On February 13, 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, or Incentive Plan. As of March 24, 2004, there were outstanding options for 3,544,657 shares in the five option plans that existed at December 31, 2003. The Incentive Plan was approved by our stockholders at our annual meeting of stockholders on May 7, 2004. No new shares are being added under the Incentive Plan. Instead, the aggregate number of shares of common stock to be issued under the Incentive Plan equals the aggregate number of shares of common stock under all of the five other stock option plans and Directors Stock Plan that are being consolidated into the Incentive Plan as of February 13, 2004.

     The Incentive Plan provides for an aggregate of 4,079,299 shares of common stock to be issued pursuant to options previously granted or to be granted to acquire common stock, the direct granting of restricted common stock and deferred stock, the granting of stock appreciation rights, and the granting of dividend equivalents. All options previously issued pursuant to the five original plans remain outstanding. The Incentive Plan consolidates only the un-issued options of the five original plans into one consolidated plan.

     The expiration date, maximum number of shares purchasable, and the other provisions of the options will be established at the time of grant. Options may be granted for terms of up to ten years and become exercisable in whole or in one or more installments at such time as may be determined by the committee or the Board of Directors upon grant of the options. The exercise price per share of stock purchasable under an Option shall not be less than 100% of the fair market value of the stock on the date of grant of the Option. If an employee owns or is deemed to own (by reason of the attribution rules applicable under Section 424(d) of the Code) more than 10% of the combined voting power of all classes of stock of our company or a subsidiary of our company and an incentive stock option is granted to such employee, the option price of such incentive stock option (to the extent required by the Code at the time of grant) shall be no less than 110% of the fair market value of the stock on the date such incentive option is granted.

     During the term of the Plan, we will make automatic grants of options (“Automatic Options”) to each director who is not employed by our company. Each year on the annual grant date, an Automatic Option to acquire 2,000 shares of stock will be granted to each director for as long as shares of stock are available. The “Annual Grant Date” will be the date of our annual stockholders meeting commencing as of the first annual meeting occurring after the effective date. On the initial grant date, every new member of the board that has not previously received an Automatic Option under this plan will be granted an Automatic Option to acquire 5,000 shares of stock for as long as shares of stock are available under this plan. The “Initial Grant Date” will be the date that a director is first appointed or elected to the board. The exercise price per share of stock subject to each Automatic Option granted will be equal to 100 percent of the fair market value per share of the stock on the date such Automatic Option was granted. Each Automatic Option (2,000 shares) granted will vest and become exercisable 12 months after the date of grant. Each Initial Automatic Option (5,000 options) granted will vest and become exercisable in a series of three equal and successive installments with the first installment vested on the date of grant and the next two installments 12 months and 24 months after the date of grant. Each Automatic Option will vest and become exercisable only if the option holder has not ceased serving as a board member as of such vesting date. Each Automatic Option will expire on the tenth anniversary (the “Expiration Date”) of the date on which such Automatic Option was granted.

     There were options outstanding to acquire 375,300 shares of our common stock under the 2004 Incentive Compensation Plan at December 31, 2004.

     Tax benefits from option exercises are credited to additional paid-in capital.

     The following table and narrative summarizes the status of our six stock option plans at December 31, 2002, 2003, and 2004 and changes during the years then ended:

	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,086,969	$14.97	2,890,728	$12.59	3,033,474	$8.87
Granted	1,153,699	9.21	497,402	4.65	926,650	4.17
Exercised	(39,183)	5.35	(24,684)	4.79	(13,904)	4.86
Expired or canceled	(310,757)	16.94	(329,972)	35.40	(217,391)	6.74

Outstanding at end of year	2,890,728	12.59	3,033,474	8.87	3,728,829	7.84

Exercisable at end of year	1,042,169	$11.48	1,648,170	$9.57	2,154,898	$9.44

Weighted average fair value of options granted		$7.29		$5.05		$2.79

     The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2004	Life	Price	2004	Price
0.00 – 2.00	6,500	9.9	1.97	—	—
2.01 – 4.00	686,935	5.9	3.48	230,434	3.70
4.01 – 6.00	1,351,927	6.0	4.73	539,978	4.85
6.01 – 8.00	515,086	4.5	6.50	506,428	6.50
8.01 – 10.00	414,786	4.8	9.48	307,423	9.49
10.01 – 15.00	167,181	5.8	11.27	89,816	11.51
15.01 – 17.50	314,589	4.9	15.48	209,869	15.37
17.51 – 20.00	42,450	4.4	18.80	41,575	18.80
20.01 – 30.00	204,625	2.6	22.39	204,625	22.39
30.01 – 100.00	24,750	5.0	41.70	24,750	41.70

	3,728,829	5.4	7.84	2,154,898	9.44

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

 401(k) Profit Sharing Plan

     We have adopted a profit sharing plan (401(k) Plan). The 401(k) Plan covers substantially all full-time employees who meet the eligibility requirements and provides for a discretionary profit sharing contribution by us and an employee elective contribution with a discretionary matching provision by our company. We expensed discretionary contributions pursuant to the 401(k) Plan in the amount of $200,000, $187,000, and $427,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

(7) Income Taxes:

     The following table presents the U.S. and international components of income (loss) from continuing operations before income taxes for the years ended December 31 (in thousands):

Operations Before Income Tax

	December 31,
	2002	2003	2004
United States	$(12,116)	$(18,866)	$(52,472)
International	3,465	(697)	(2,046)

Total Pretax Loss from Continuing Operations	$(8,651)	$(19,563)	$(54,518)

     The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

	2002	2003	2004
Current provision (benefit), net of tax credits utilized:
Federal	$(2,118)	$15	$(127)
States	0	0	1
Foreign	486	159	(108)

	(1,632)	174	(234)
Deferred provision (benefit)	(2,289)	14,164	8

Provision for (benefit from) income taxes	$(3,921)	$14,338	$(226)

     The components of deferred taxes at December 31 are as follows (in thousands):

	2003	2004
Net current deferred tax assets:
Uniform capitalization	$261	$702
Accrued liabilities and reserves not currently deductible	952	522
Allowance for doubtful accounts	77	205
Valuation allowance	(1,294)	(1,433)
Other	134	126

	$130	$122

	2003	2004
Net long-term deferred tax (liabilities)/assets:
Accelerated tax depreciation	$1,332	$436
Goodwill and Intangibles	(535)	9,333
Net operation loss and tax credit carryforward	23,303	31,820
Capital loss carryforward	1,288	1,288
Valuation allowance	(25,064)	(44,183)
Other	(324)	1,306

	$0	$0

     We currently have $122,000 of short-term deferred tax assets resulting from operations in foreign jurisdictions. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, we must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including our past earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.

     Cumulative losses weigh heavily in the overall assessment and outweigh our forecasted future profitability and expectation that we will be able to utilize all of our net operating loss carryforwards. As a result, in the third quarter of 2003, we recorded a charge to establish a full valuation allowance against our deferred tax asset and in 2004 we increased our valuation allowance by $19.3 million because we believe it is more likely than not that we will be unable to utilize our U.S. deferred tax assets. We expect to continue to record a full valuation allowance on future tax benefits until we return to profitability. During 2003, our tax expense was $14.3 million as a result of recording a full valuation allowance.

     Our capital loss carryforward expires in 2006. We have $82 million of federal net operating loss carryforwards that begin to expire in 2022, and $8.7 million of state net operating loss carryforwards that begin to expire in 2006. We have other general business credit carryforwards that begin to expire in 2017.

     In connection with the formation and spin-off of Brillian, Brillian assumed a net deferred tax liability of approximately $1.1 million. This net deferred tax liability is the result of differences between book and tax basis of assets transferred to Brillian. We retained the net operating losses that were generated by Brillian operations before the spin-off.

     A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	2002	2003	2004
Statutory federal rate	(34)%	(34)%	(34)%
Effect of state taxes	0	0	0
Foreign earnings taxed at different rate	(16)	2	1
Other, net	(4)	0	0
Valuation Allowance	9	105	33

	(45)%	73%	0%

     A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be permanently invested in accordance with APB No. 23, Accounting for Income Taxes – Special Areas, aggregated approximately $6.1 million at December 31, 2004. Currently, the Company is under a tax holiday in Penang, Malaysia.

     On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either the balance of 2005 or in 2006. We have started an evaluation of the effects of the repatriation provision and are currently unable to estimate the potential earnings and related potential impact of any repatriation. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time.

     On March 30, 2005, we announced the sale of our small form factor display business, including 100% of the outstanding shares of Three-Five Systems (Beijing) Co., Ltd. Such sale could result in U.S. taxable income, which would be offset by our net operating loss carryforwards.

(8) Commitments and Contingencies:

 Rent and Lease

     In April 2001, Three-Five Systems Pacific, Inc. began its lease of a build-to-suit factory in Manila. The term of the lease was 125 months. In April 2004, we purchased our facility in Manila from our lessor and paid $3.8 million. We also paid $614,000 to the RBF Development Corporation, or RBF, for a 50-year land right. We executed an agreement with RBF for an option to purchase the leased land for $1 at any time until April 23, 2014. In January 2005, we issued a press release in which we stated that we are exploring opportunities to sell this facility.

     In the fourth quarter of 2004, we moved into a new facility in Redmond and signed a seven-year lease, under which the lessor paid to us $900,000 upon moving into that new facility, in part to offset the costs of the move. We have the option to renew the lease for an incremental five year term. We will offset our lease expense on that new facility by the $900,000 ratably over the term of that lease. In addition, in connection with that move, we moved out of an older, leased facility that had 36 months remaining on the lease. We subleased that building for a monthly amount that was approximately 30% less than the original lease amounts due. As a result, we expensed in the fourth quarter the cumulative loss on that sublease of $382,000. In January of 2005, we moved out of another older facility that had 12 months remaining on the lease. A charge of approximately $197,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligations of this facility.

     In December 2004, we sold our Tempe, Arizona building for approximately $11.3 million, less selling costs of approximately $500,000. At the time of the sale, we entered into an agreement with the buyer to leaseback the entire facility for a period of five years, which extends through December 2009. This facility houses our U.S.-based manufacturing operations and our research, development, engineering, design, and corporate functions. We subleased approximately 56,000 square feet of that Tempe facility to Brillian Corp. for the same five-year period. Brillian pays to us the same lease rate that we pay the lessor on the master lease. If Brillian were to default on its obligation to us, we would still be obligated on the master lease to continue to make payments on the Brillian space.

     Our future lease commitments under all non-cancelable operating leases and expected future rental income for the sublease of facilities as of December 31, 2004 are as follows:

Lease commitments	(Dollars in thousands)	Future Rental Income	(Dollars in thousands)
2005	$4,908	2005	$1,002
2006	3,623	2006	1,001
2007	2,998	2007	1,006
2008	2,624	2008	739
2009	2,643	2009	739
Thereafter	8,537	Thereafter	—

	$25,333		$$4,487

     Rent expense was approximately $1,783,000, $3,806,000, and $3,047,000 for the years ended December 31, 2002, 2003, and 2004, respectively. We lease part of our Tempe facility to Brillian and received $68,000 for 2003 and $188,000 for 2004, respectively.

 Letter of Credit

     In accordance with the terms of the lease for one of our facilities in Redmond, Washington, we have issued an unconditional, sight draft letter of credit in the amount of $600,000 to the landlord. The landlord letter of credit is security for the company’s performance of all of its covenants and obligations under the lease.

 Guarantee

     In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. This guarantee was assumed by Brillian Corporation in the spin-off. We have not yet been released from our obligation on the guarantee, so if Brillian is unable to satisfy its obligation, then we are secondarily liable and will be required to pay this guarantee to the lender. As of December 31, 2004, our maximum liability under this guarantee was $327,000. This loan guarantee has a five-year term and matures in January 2007.

 Legal Proceedings

     During the fourth quarter of 2003, we reached a settlement of our legal claim against J.D. Edwards for $700,000, which has been recorded as other income.

     We recently filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract. Please refer to Note 12, Subsequent Events. We also filed a complaint against Vitelcom, a customer of ours in Spain, for unpaid monies due to us for product sales.

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

     In accordance with SFAS No. 133, we designate such forward contracts as cash flow hedges. We account for changes in the fair value of our forward contracts based on changes in the forward exchange rate, with all such changes in fair value reported in other comprehensive income. Amounts in other comprehensive income are reclassified into earnings upon settlement of the forward contract at an amount that will offset the related transaction gain or loss arising from the re-measurement and adjust earnings for the cost of the forward contracts. During 2004, there were no significant gains or losses recognized in earnings for hedge ineffectiveness and we did not discontinue any hedges because it was probable that the original forecasted transaction would not occur. As of December 31, 2004 and 2003, there were no forward contracts outstanding.

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

     At the end of 2004, we began to review our business performance using two segments, Display and EMS. Within the Display business, our design and manufacturing services include a distinctive competence in display modules and systems and the integration of display modules and systems into other products. The display modules and systems we design and manufacture primarily utilize liquid crystal displays, or LCDs. Those LCDs include small form factor monochrome and color LCDs, including thin film transistor LCDs, or TFTs, as well as large format flat panel monitors. Within the EMS business, we design and/or manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, display modules and systems, and complete systems for customers in the computing, consumer, industrial, medical, telecommunications, and transportation industries. Corporate costs not allocated to operating segments include administrative costs for the chief executive officer, chief financial officer and investor relations as well as accounting, legal and human resource costs in Tempe, Arizona. Corporate costs in 2002 and 2003 also include costs related to Microdisplays that could not be classified as discontinued operations. The segment information presented below for 2002 and 2003 has been restated to reflect our current business segments presentation. The following results are for our Display and EMS segments and unallocated corporate costs:

	(Dollars in thousands)
	Display	EMS	Corporate	Total
December 31, 2002
Net Sales	$82,813	$3,774	$—	$86,587
Gross margin (loss)	7,645	474	(250)	7,869
Operating income (loss)	(3,387)	246	(9,086)	(12,227)
Amortization expense	200	56	—	256
Goodwill	7,775	27,126	—	34,901

December 31, 2003
Net Sales	$78,526	$80,492	$—	$159,018
Gross margin (loss)	(1,394)	5,482	(195)	3,893
Operating income (loss)	(10,281)	(34)	(10,076)	(20,391)
Amortization expense	1,375	668	—	2,043
Goodwill	7,773	26,833	—	34,606

December 31, 2004
Net Sales	$53,106	$105,841	$—	$158,947
Gross margin (loss)	(928)	(1,134)	—	(2,062)
Operating income (loss)	(13,826)	(31,061)	(10,041)	(54,928)
Amortization expense	1,449	669	—	2,118
Goodwill	7,729	5,715	—	13,444

     In 2002, the Display segment incurred a loss on sale of assets of $4.5 million related to the sale of the LCD line. In 2004, the EMS segment incurred an impairment on goodwill of $21.3 million for the write-off of goodwill associated with the acquisition of ETMA. In 2004, the Display segment incurred an impairment on intangibles of $1.8 million associated with the customer lists acquired during the AVT acquisition.

     We have not disclosed assets, liabilities, cost of property, plant and equipment acquired, and depreciation expense by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practical to prepare.

     We do however track net sales and certain property, plant, equipment, and intangibles by geographic location. Net sales by geographic area are determined based upon the location of the end customer, while long-lived assets are based upon physical location of the assets. The following includes net sales, property, plant and equipment for our designated geographic areas:

	(Dollars in thousands)
	North
	America	Asia	Europe	Total
December 31, 2002
Net sales	$12,128	$50,591	$23,868	$86,587
Property, plant and equipment	11,641	11,697	7	23,345

December 31, 2003
Net sales	$85,813	$32,632	$40,573	$159,018
Property, plant and equipment	3,477	21,842	4	25,323

December 31, 2004
Net sales	$98,841	$29,310	$30,796	$158,947
Property, plant and equipment	5,224	21,489	—	26,713

     In 2002, 2003 and 2004, our sales were distributed over six major markets: computing, consumer, industrial, medical, telecommunications and transportation. In 2004, 53% of our sales were into the computing market. In 2003, 38% of our sales came from the computing market and 28% came from telecommunications. Our net sales distributed by market was as follows:

Markets	2002	2003	2004
Computing	7%	38%	53%
Consumer	1%	6%	11%
Industrial	5%	10%	13%
Medical	4%	13%	10%
Telecommunications	82%	28%	8%
Transportation	1%	5%	5%

(11) Selected Quarterly Financial Data (Unaudited)

     The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2003 and 2004:

	(Dollars in thousands, except per share amounts)
	Quarters Ended
	2003				2004
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$25,324	$45,992	$41,778	$45,924	$38,444	$37,632	$42,356	$40,515
Gross profit (loss)	175	1,894	(272)	2,096	(221)	(133)	(146)	(1,562)
Loss from continuing operations	(3,197)	(2,533)	(24,949)	(3,222)	(6,644)	(6,721)	(30,750)	(10,177)
Loss from discontinued operations	(2,278)	(2,343)	(5,931)	—	—	—	—	—
Net loss	(5,475)	(4,876)	(30,880)	(3,222)	(6,644)	(6,721)	(30,750)	(10,177)

Earnings (loss) per common share basic and diluted:
Net loss from continuing operations	$(0.15)	$(0.12)	$(1.17)	$(0.15)	$(0.31)	$(0.31)	$(1.41)	$(0.47)
Net loss from discontinued operations	$(0.11)	$(0.11)	$(0.28)	$0.00	$0.00	$0.00	$0.00	$0.00
Net loss	$(0.26)	$(0.23)	$(1.45)	$(0.15)	$(0.31)	$(0.31)	$(1.41)	$(0.47)

     The quarter ended September 30, 2003 included a $17.6 million charge to record a tax valuation allowance. The quarter ended December 31, 2003, included $700,000 in other income relating to the J.D. Edwards settlement. The quarter ended September 30, 2004, included a $23.2 million charge related to the impairment of Goodwill and Intangibles.

(12) Subsequent Events

     We recently announced that we signed a definitive agreement to sell the assets of our small form factor-display business to International DisplayWorks, Inc. and that the closing of the transaction, which is subject to normal conditions, is expected to occur in April 2005. Revenues from our small form factor display business in 2004 were approximately $28 million.

     The small form factor display assets to be sold include 100% of the outstanding shares of Three-Five Systems, Beijing, Inc., our China-based display subsidiary, and display-related equipment currently housed at our Manila, Philippines factory. The sale will not include the display monitor business operated out of our

Marlborough, Massachusetts facility and our electronic manufacturing services (EMS) business located in Redmond, Washington, Penang, Malaysia, and Manila, Philippines.

     We estimate the total value of the transaction to be in the range of between $11 million and $21 million, which will come from a variety of components. These components include the following:

•	$8 million in cash to be paid to us at closing;

•	Up to an estimated $3 million in additional cash to be paid to us over time, based upon inventory consumption and accounts receivable collections ; and

•	An estimated zero to $9 million in the common stock of International DisplayWorks to be paid to us in May 2006, based on a percentage of the transferred display business revenue for the preceding 12-month period if certain minimum revenue targets are met.

     At closing, International DisplayWorks will assume the obligations of TFS Beijing, including a $2.4 million line of credit it had established with a bank located in China.

     We also recently announced that we had retained SG Cowen & Company to review strategic alternatives aimed at maximizing shareholder value and that we will continue to work with SG Cowen with regard to our large form factor display, EMS, and RF module manufacturing businesses. We are exploring a range of possible alternatives, such as acquisitions, strategic alliances, business combinations, and the sale of a portion or all of the company. We are currently in discussions with multiple potential buyers of the RF business and have received an initial offer from a potential buyer of the EMS business. We indicated that there is no assurance that any business transactions will be effected or what the timing and terms of any such business transactions could be.

     We announced in January 2005 that we are considering selling our Manila manufacturing facility.

     In March 2005, we determined to discontinue our product offerings from Data International which is included in our Display segment. The decision follows the exercise by us of our right to rescind a technology licensing agreement, or TLA, that was entered into during January 2003 with Data International Co, Ltd. Revenues from those products in 2004 were approximately $17 million. The TLA designated us as the exclusive distributor of certain Data International display products in the Americas in return for deferred payments to Data International of $3.9 million. Through the end of 2004, we had paid approximately $2.4 million to Data International, and a final payment of approximately $1.5 million was due in January 2005. We recently determined that certain of the specified Data International display products have been simultaneously available in the United States through a third party and that we had not been provided exclusive distribution rights to the United States market as required by the TLA. Based on that determination, we believe that the TLA was breached, and we are exercising our rights of rescission. We notified Data International in February 2005 that we will not make the final $1.5 million payment to Data International that was due in January 2005. We also asserted damages of at least $2.5 million, plus interest and other expenses, against Data International. We notified Data International that we will off-set our claimed damages against money owed by us to Data International for product purchases. We recently filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract.

     In January 2005, we vacated approximately 30,020 square feet in a facility we refer to as Building 2 in Redmond, Washington. We moved all of the operations in that building to our new Building 4. We had 12 months remaining on our lease on Building 2 at the end of January 2005. A charge of approximately $197,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility (Building 2). We have undertaken efforts to sublease this facility.

     In February of 2005, we vacated our office space in Swindon, England. A charge of approximately $15,400 was recorded in February 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility. We have undertaken efforts to sublease this facility.

     In January of 2005, we announced that we are moving our corporate headquarters to Redmond, Washington. This move will result in additional expenses in severance costs and moving costs. Although we incurred some severance costs in the first quarter as a result of that announcement, not all of the costs have been identified yet. We also had layoffs in the first quarter as part of moving part of our engineering operations to Beijing.

     In the second quarter of 2004, we entered into a $10.0 million secured revolving line of credit with Silicon Valley Bank, or SVB, which matures on June 25, 2005. Although there are no borrowings under the SVB line as of December 31, 2004, we were in violation of our covenants relating to cash earnings and revenue at the end of 2004. SVB did not declare a default on the line, but we are currently under discussion with the SVB with regard to a re-negotiation of the terms of the line. During this re-negotiation period, SVB has issued a forbearance letter under which we are precluded access to the line at this time. In addition, SVB required us to make a cash deposit in the first quarter of 2005 to secure a $600,000 letter of credit, which SVB had issued to the lessor of our building in Redmond.

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2002, 2003 and 2004
(Dollars in thousands)

		Increases
		(Reductions)
	Balance at	Charged to Costs		Balance at End of
	beginning of Period	and Expenses	Write-offs	Period
Allowance for doubtful accounts and sales returns :
Year ended 12/31/2002	$228	$323	$(64)	$487
Year ended 12/31/2003	$487	$271	$(22)	$736
Year ended 12/31/2004	$736	$212	$(5)	$943

Valuation allowance for deferred taxes :
Year ended 12/31/2002	$1,299	$765	$—	$2,064
Year ended 12/31/2003	$2,064	$24,294	$—	$26,358
Year ended 12/31/2004	$26,358	$19,258	$—	$45,616

S-1

Exhibit List

Exhibit Number	Exhibits
2	Amended and Restated Agreement and Plan of Reorganization(1)

2.2	Master Separation and Distribution Agreement between the Registrant and Brillian Corporation(18)

3(i)(a)	Amended and Restated Certificate of Incorporation of the Company(2)

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation(3)

3(i)(c)	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

3(ii)	Amended and Restated Bylaws of the Company(5)

4.1	Form of Certificate of Common Stock(16)

4.2	Rights Agreement, dated as of April 26, 2001, between Three-Five Systems, Inc. and Bank of New York, as Rights Agent(6)

10.2	Ground Sublease dated April 1, 1994, between Papago Park Center, Inc. and Three-Five Systems, Inc.(8)

10.3	Amended and Restated 1990 Incentive Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.3	2004 Incentive Compensation Plan(19)

10.4	Amended and Restated 1993 Stock Option Plan (as Amended and Restated through March 7, 2003)(16)

10.5	Amended and Restated 1994 Stock Option Plan for Non-Employee Directors (as Amended and Restated through February 12, 2001)(9)

10.6	Amended and Restated 1997 Employee Stock Option Plan (as Amended and Restated through November 27, 2002) (as corrected)(17)

10.7	Form of Notice and Acceptance of Stock Option Grant for Amended and Restated 1997 Employee Stock Option Plan(10)

10.8	Amended and Restated 1998 Stock Option Plan (as Amended and Restated through February 8, 2002)(16)

10.9	Amended and Restated Director’s Stock Plan (amended as of January 27, 2000)(11)

10.10	401(k) Profit Sharing Plan(12)

10.15	Technology License Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.16	Supply Agreement between Data International, Ltd. and TFS-DI dated January 13, 2003(16)

10.17	Term Promissory Note dated January 13, 2003 executed by TFS-DI in favor of Data International, Ltd.(16)

10.18	Assignment and Assumption Agreement between the Registrant and Brillian Corporation(18)

10.19	Intellectual Property Agreement between the Registrant and Brillian Corporation(18)

10.20	Tax Sharing Agreement between the Registrant and Brillian Corporation(18)

10.21	First Amended and Restated Real Property Sublease Agreement between the Registrant and Brillian Corporation, dated as of June 1, 2004(21)

10.22	Manufacturing Agreement between the Registrant and Microtune, Inc., dated March 27, 2003(20)

10.23	Joint Venture Agreement regarding the establishment and operation of TFS Electronic Manufacturing Services Sdn Bhd, dated April 1, 2003(20)

10.24	Equipment Lease Agreement between Unico Technology Berhad and Mattline Industries Sdn Bhd, dated April 1, 2003(20)

10.25	Tenancy Agreement between Fortune Century Sdn Bhd, Jantron Sdn Bhd, and Mattline Industries Sdn Bhd, dated April 1, 2003(20)

10.26	Tenancy Agreement between Geok Hong Sdn Bhd and Mattline Industries Sdn Bhd, dated April 1, 2003(20)

10.27	License Agreement between the Registrant and Integrex, Inc., dated February 19, 2004(20)

10.28	Lease Agreement between SFERS Real Estate Corp. V and ETMA Corporation, dated July 21, 1999(20)

10.29	Lease Agreement between Therriault-Cogan, L.L.C. and ETMA Corporation, dated January 17, 2001(20)

Exhibit Number	Exhibits
10.30	Lease Agreement between Rapp/Rise L.L.C. and ETMA Corporation, dated December 13, 2002(20)

10.31	Loan and Security Agreement among the Registrant, TFS Electronics Manufacturing Services, Inc. and Silicon Valley Bank, dated June 25, 2004 (21)

10.32	Amendment No.1 to the First Amended and Restated Real Property Sublease Agreement between Registrant and Brillian Corporation, dated June 1, 2004 (22)

10.33	Severance Agreement and General Release between the Registrant and Jeffrey D. Buchanan, dated January 26, 2005(23)

10.34	Net Lease Agreement among L & A Kessler Family Partners, L.P., Marilyn Dreyfuss, Phillip Francis and Curtis Burr, as Trustees of the Edward S. Ageno 1992 Revocable Trust, Kay Enterprises, and TFS Electronic Manufacturing Services, Inc., dated November 19, 2004 *

10.35	Second Amended and Restated Real Property Sublease Agreement by and between the Registrant and Brillian Corporation, dated December 22, 2004 *

10.36	Lease by and between Papago Paragon Partners, LLC and the Registrant, dated December 30, 2004 *

10.37	Purchase Agreement by and among International DisplayWorks, Inc., International DisplayWorks (Hong Kong) Limited, the Registrant, TFS International, Ltd., and Three-Five Systems (Beijing) Co., Ltd., dated March 30, 2005 *

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

23.2	Notice Regarding Consent of Arthur Andersen LLP(16)

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herein.

(1)	Incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(2)	Incorporated by reference to Exhibit 3(a) to the Registrant’s Form 10-QSB for the quarter ended March 31, 1994, as filed on or about May 12, 1994.

(3)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-35788) as filed on April 27, 2000, as amended by Form S-3/A as filed on May 5, 2000.

(4)	Incorporated by reference to Exhibit 3(d) to the Registrant’s Form 8-A as filed on May 10, 2001.

(5)	Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-3 (Registration No. 333-84083) as filed on July 30, 1999, as amended by Form S-3/A as filed on August 26, 1999.

(6)	Incorporated by reference to Exhibit 4(b) to the Registrant’s Form 8-A as filed on May 10, 2001.

(7)	Incorporated by reference to Exhibit 10(c) to the Registration Statement on Form S-4 of TF Consolidation, Inc. (Registration No. 33-33944) as filed on March 27, 1990.

(8)	Incorporated by reference to Exhibit 10(o) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, as filed on March 14, 1997.

(9)	Incorporated by reference to Exhibit 10(x) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001, as filed on July 27, 2001.

(10)	Incorporated by reference to Exhibit 10.5(b) to the Registration Statement on Form S-8 (Registration No. 333-59234) as filed on April 19, 2001.

(11)	Incorporated by reference to Exhibit 10(y) to the Registration Statement on Form S-8 (Registration No. 333-50689) as filed on November 3, 2000.

(12)	Incorporated by reference to Exhibit 10(z) to the Registration Statement on Form S-8 (Registration No. 333-57933) as filed on June 26, 1998.

(13)	Incorporated by reference to Exhibit 10(aa) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000, as filed on July 27, 2000.

(14)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, as filed on March 13, 2001.

(15)	Incorporated by reference to Exhibit 10(cc) to the Registrant’s Form 10-Q for the quarter ended March 31, 2002, as filed on April 19, 2002.

(16)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, as filed on March 28, 2003.

(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2003, as filed on July 31, 2003.

(18)	Incorporated by reference to the Registrant’s Form 10/A (Amendment No. 4) (Registration No. 000-50289) as filed with the SEC by Brillian Corporation on September 3, 2003.

(19)	Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-115314) as filed on May 7, 2004.

(20)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003, as filed on March 15, 2004.

(21)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, as filed on August 9, 2004.

(22)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2004, as filed on November 9, 2004.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on January 28, 2005.