Form 10-K/A
period 2004-12-31
THREE FIVE SYSTEMS INC
filed 2005-04-22
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of Three-Five Systems, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on April 4, 2005 (the “Original Filing”). The Company is filing this Amendment No. 1 to: (i) add the information required by Part III of Form 10-K, which was cross-referenced in the Original Filing to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders; (ii) delete the incorporation by reference of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders from the cover page; (iii) include the conformed signature of Deloitte & Touche LLP, independent registered public accounting firm, in its reports included in Part II, Items 8 and 9A, and on its Consent filed as Exhibit 23.1, which was inadvertently omitted in each such case in the Original Filing; (iv) correct an error in a square footage amount in footnote 3 to the first table appearing in Part I, Item 2. “Properties;” (v) correct the numbering of the footnotes to the Consolidated Financial Statements; (vi) revise the following portions of the Original Filing to add disclosure concerning our vacating certain leased property: Part I, Item 1. “Risk Factors” and footnote 3 to the first table appearing in Item 2. “Properties;” the third to last paragraph in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates;” and Consolidated Financial Statements, Footnote 12 — Subsequent Events; and (vii) revise paragraphs in the following portions of the Original Filing regarding disclosure of our agreement with International DisplayWorks, Inc.: Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Overview — Subsequent Events” and “Liquidity and Capital Resources” sections and Item 9B. “Other Information;” and Consolidated Financial Statements, Footnote 1 — Organization and Operation and Footnote 12 — Subsequent Events. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the Securities and Exchange Commission, the Company is including currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2.

     Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

ITEM 1. BUSINESS

RISK FACTORS

We sublease some facilities and are subject to the credit risk of the subleases.

     We sold our 97,000 square foot Tempe facility in December 2004 and leased back the entire facility under a five-year lease. We subleased approximately 56,000 square feet of that Tempe facility to Brillian Corporation for the same five-year period. Brillian pays to us the same lease rate that we pay the lessor on the master lease. If Brillian were to default on its obligation to us, we would still be obligated on the master lease to continue to make payments on the Brillian space. In December 2004, we moved out of a building in Redmond, Washington, which we refer to as Building 1, into a new facility, which we refer to as Building 4. The lease on Building 1 expires in December 2007 and we have subleased that building to Pogo Linux for an amount that is approximately 70% of the original lease rate. Thus, we will continue to pay the 30% differential to the building owner. In addition, if Pogo Linux were to default on its lease obligations, we would still be obligated on the original lease to continue to make payments to the building owner. In January 2005, we moved out of another building in Redmond, which we refer to as Building 2. We are looking for a sublessor of that building, which has a lease that expires in January 2006. We will continue to be obligated on that lease through its remaining term. At the end of March 2005, we made the decision to vacate an additional building in Redmond. We refer to that building as Building 3. We are looking for a sublessor of that building which has a lease that expires in October 2006. We will continue to be obligated on that lease through its remaining term.

ITEM 2. PROPERTIES

Location	Type	Leased or Owned	Square Feet

Tempe, Arizona, USA	Administrative; sales; design	Leased[1]	97,000[2]
Redmond, Washington, USA	Manufacturing; sales (4 separate locations)	Leased[3]	230,000[3]
Marlborough, Massachusetts, USA	Manufacturing; sales	Leased	20,000
Orlando, Florida, USA	Sales	Leased	26,800[6]
Manila, Philippines	Manufacturing	Owned	71,000[4]
Penang, Malaysia	Manufacturing; design; sales	Leased	120,000
Beijing, Republic of China	Manufacturing; design; sales	Owned[7]	54,900
Swindon, England	Sales	Leased	3,100[5]

[1]	In December 2004, we sold our Tempe, Arizona building for approximately $11.3 million less selling costs of approximately $500,000. At the time of the sale, we entered into an agreement with the buyer to lease back the entire facility for a period of five years.

[2]	We sublease approximately 56,000 square feet of space to Brillian Corporation.

[3]	In October 2004 (effective January 1, 2005), we subleased approximately 32,000 square feet of our facilities to Pogo Linux, Inc. In December 2004, we recognized a charge of approximately $382,000 for future costs associated with the termination of the original lease and subsequent sublease of this facility to Pogo Linux, Inc. We also sublease approximately 1,000 square feet of space to Sindhara Super Media Corporation in our new building. In January 2005, we vacated an additional approximately 30,000 square feet. A charge of approximately $197,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility. We have undertaken efforts to sublease this facility. At the end of March 2005, we vacated an additional 32,650 square feet. A charge of approximately $500,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility. We have undertaken efforts to sublease this facility.

[4]	In the second quarter of 2004, we purchased our facility in Manila from our lessor for a total payment of $3.8 million. We also paid $614,000 to the RBF Development Corporation, or RBF, for a 50-year land right. Lastly,

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Subsequent Events

     We recently announced that we signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. which is expected to be finalized in April 2005. Revenues from our small form factor display business in 2004 were approximately $28 million.

Critical Accounting Policies and Estimates

     At the end of March 2005, we vacated an additional 32,650 square feet. A charge of approximately $500,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility.

Liquidity and Capital Resources

     We recently signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. That sale would not include the display monitor business operated out of our Marlborough, Massachusetts facility. The sale to International DisplayWorks, Inc. is expected to be finalized in April 2005. TFS estimates the total value of that transaction will range between $11 million and $21 million and will include an $8 million cash payment at closing. The sale of the small form factor display operations to International DisplayWorks, Inc. will not only generate cash proceeds to us but eliminate the need for additional sources of funds for the sold operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Three-Five Systems, Inc.
Tempe, Arizona

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Three-Five Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 (April 19, 2005 as to the effect of vacating Building 3 in Redmond, Washington described in Note 12) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s ability to continue as a going concern at December 31, 2004.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 30, 2005

ITEM 9B. OTHER INFORMATION

     On March 30, 2005, we signed a definitive agreement to sell the assets of our small form factor display business to International Display Works, Inc. That sale would not include the display monitor business operated out of our Marlborough, Massachusetts facility. The sale to International DisplayWorks, Inc. is expected to be finalized in April 2005. TFS estimates the total value of that transaction will range between $11 million and $21 million and will include an $8 million cash payment at closing. A copy of the purchase agreement is filed herewith.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the current directors of our company:

Name	Age	Position
David C. Malmberg	62	Chairman of the Board
Jack L. Saltich	61	President, Chief Executive Officer, and Director
Thomas H. Werner	44	Director
David P. Chavoustie	61	Director
Murray A. Goldman	67	Director
Henry L. Hirvela	53	Director

     David C. Malmberg has been a director of our company since April 1993 and Chairman of the Board since April 1999. Mr. Malmberg is a private investor and management consultant. Mr. Malmberg serves as the Chairman of the Board of Kontron Mobile Computers, Inc., a public company serving the military and public safety markets; as Chairman of the Board of Sagebrush Corporation, a private company serving over 25,000 public schools; and as a member of the board of directors of PPT/Vision, Inc., a public company that designs and manufactures vision-based inspection systems. Before resigning in May 1994, Mr. Malmberg spent 22 years at National Computer Systems, Inc., including 13 years as its President and Chief Operating Officer.

     Jack L. Saltich has been a director and the President and Chief Executive Officer of our company since July 1999. Mr. Saltich also serves as Chairman of the Board of Brillian Corporation, a public company that designs and sells microdisplay products; as a member of the board of directors of Immersion Corporation, a public company that develops, licenses, and markets haptic technology and products; and as a member of the board of directors of Vitex Systems, Inc., a private company that commercializes transparent ultra-barrier films for use in flat panel displays. Mr. Saltich served as Vice President of Advanced Micro Devices from May 1993 until July 1999; as Executive Vice President of Applied Micro Circuits Corp. from January 1991 until March 1993; and as Vice President of VLSI from July 1988 until January 1991. Mr. Saltich held a variety of executive positions for Motorola from July 1971 until June 1988. These positions included serving as an Engineering Manager from May 1974 until January 1980, an Operations Manager from January 1980 until May 1982, a Vice President and Director of the Bipolar Technology Center from May 1982 until June 1986, and a Vice President and Director of the Advanced Product Research and Development Laboratory from June 1986 until June 1988.

     Thomas H. Werner has been a director of our company since March 1999. Mr. Werner is Chief Executive Officer of SunPower Corporation, a subsidiary of Cypress Semiconductor that manufactures high efficiency silicon solar cells. He previously served as Chief Executive Officer of Silicon Light Machines, Inc., also a subsidiary of Cypress Semiconductor, from June 2001 until June 2003. Mr. Werner was Vice President and General Manager for the Business Connectivity Group of 3Com Corporation from October 1998 until May 2001. Mr. Werner was Vice President of the Manufacturing Personal Communication Division of U.S. Robotics, which 3Com Corporation acquired in June 1997. Mr. Werner also served in various positions at Oak Frequency Control, a manufacturer of telecommunications components, most recently as President of the Networks Group, from February 1994 until January 1996.

     David P. Chavoustie has been a director of our company since January 2000. Mr. Chavoustie has served since April 1998 as Executive Vice President of Sales and Marketing of ASML, a manufacturer of lithography equipment used to manufacture semiconductors. Mr. Chavoustie is a member of the Board of Directors of Brillian Corporation, which is described above. From April 1992 until March 1998, Mr. Chavoustie held several positions with Advanced Micro Devices, Inc., a semiconductor company, including Vice President/General Manager Customer Specific Products Division, Vice President/General Manager Embedded Processor Division, and Vice President Worldwide Sales/Marketing — Vantis (a wholly owned subsidiary of AMD). From 1985 to 1992, Mr. Chavoustie held various positions with VLSI Technology, Inc., an ASIC semiconductor company, including Sales Director, Vice President Sales and Corporate Marketing, and Senior Vice President/General Manager ASIC Products. From 1974 to 1984, Mr. Chavoustie held various sales positions with Advanced Micro Devices, including area sales — Southeast United States, regional sales manager, and district sales manager — Upstate New York.

     Murray A. Goldman has been a director of our company since October 2000. Dr. Goldman has served as the Chairman of the Board of Directors of Transmeta since November 1998. Dr. Goldman served as Chief Executive Officer for Transmeta from October 2001 to April 2002, and as a business advisor to Transmeta from March 1997 to November 1998. From July 1969 to January 1997, Dr. Goldman was employed by Motorola, where he held a variety of positions, most recently as Executive Vice President and Assistant General Manager of the Semiconductor Products Sector. Dr. Goldman holds a B.S. in electrical engineering from the University of Pittsburgh and an M.S. and a Ph.D. in electrical engineering from New York University.

     Henry L. Hirvela has been a director of our company since February 2003. Mr. Hirvela has served as President of Phoenix Management Partners LLC since May 2000. From April 1996 to March 2000, Mr. Hirvela served as Vice President and Chief Financial Officer of Allied Waste Industries, Inc. He served as Vice President and Chief Financial Officer of Power Computing Corporation from September 1995 to March 1996 and as Vice President — Treasurer of Browning-Ferris Industries, Inc. from April 1988 to September 1995. Mr. Hirvela held various positions with Texas Eastern Corporation, including Manager — Corporate Development from June 1981 to March 1985 and Assistant Treasurer and Assistant Secretary from March 1985 to April 1988. Mr. Hirvela held various management positions with Bank of America from February 1973 to June 1981.

     Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Information Relating to Corporate Governance and the Board of Directors

     Our bylaws authorize our Board of Directors to appoint among its members one or more committees consisting of one or more directors. Our Board of Directors has created four standing committees: an Audit Committee, a Compensation Committee, a Nominating/Corporate Governance Committee, and an Employee Committee. Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Malmberg, Werner, Chavoustie, Goldman, and Hirvela are independent directors, as “independence” is defined by the listing standards of the New York Stock Exchange, because they have no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). Mr. Saltich is an employee director.

     Our Board of Directors has adopted charters for the Audit, Compensation, and Nominating/Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the Board. Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website at www.tfsc.com, the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices.

     We regularly schedule executive sessions in which independent directors meet without the presence or participation of management. The presiding director of such executive session rotates among the Chairs of the Audit Committee, Compensation Committee, and the Nominating/Corporate Governance Committee.

     Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including the members of our various Board committees, by submitting a letter addressed to the Board of Directors of Three-Five Systems, Inc. c/o any specified individual director or directors at our executive offices. Any such letters are sent to the indicated directors.

     We have filed the required certifications under Section 302 of the Sarbanes Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The company has also submitted to the NYSE its 2004 Annual Chief Executive Officer Certification required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.

   The Audit Committee

     The purpose of the Audit Committee is to assist the oversight of our Board of Directors of the integrity of the financial statements of our company, our company’s compliance with legal and regulatory matters, the independent registered public accounting firm’s qualifications and independence, and the performance of our company’s independent registered public accounting firm and internal audit function. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the financial statements of our company on behalf of our Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit, reviews accounting and financial controls of our company with the independent registered public accounting firm and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

     The Audit Committee currently consists of Messrs. Hirvela, Malmberg, and Goldman, each of whom is an independent director of our company under the New York Stock Exchange rules as well as under rules adopted by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Hirvela (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Hirvela serves as the Chairman of the Committee.

   The Compensation Committee

     The purpose and responsibilities of the Compensation Committee include reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives, and determining and approving the compensation level of our Chief Executive Officer based on this evaluation. The Compensation Committee also recommends to the Board of Directors with respect to, or, as directed by the Board of Directors, determines and approves, compensation of our other executive officers, and considers the grant of stock options to our executive officers under our stock option plans. The Compensation Committee currently consists of Messrs. Malmberg, Werner, and Goldman, with Mr. Werner serving as Chairman.

   The Nominating/Corporate Governance Committee

     The purpose and responsibilities of the Nominating/Corporate Governance Committee include the identification of individuals qualified to become Board members, the selection or recommendation to the Board of Directors of nominees to stand for election as directors at each election of directors, the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company, the oversight of the selection and composition of committees of the Board of Directors, and the oversight of the evaluations of the Board of Directors and management. The Nominating/Corporate Governance Committee currently consists of Messrs. Malmberg, Hirvela, Werner, Goldman, and Chavoustie, with Mr. Chavoustie serving as Chairman. The Nominating/Corporate Governance committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner addressed and delivered to our company’s secretary at our executive offices. The Nominating/Corporate Governance Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate, some of which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity, and the extent to which the nominee would fill a present need on our Board of Directors. As discussed above, the members of the Nominating/Corporate Governance Committee are independent, as that term is defined by the listing standards of the New York Stock Exchange.

   The Employee Committee

     The responsibilities of the Employee Committee include overseeing matters relating to stock options for our employees not including our executive officers. The Employee Committee currently consists of Messrs. Saltich and Jurgens.

     Our Board of Directors held a total of nine meetings during the fiscal year ended December 31, 2004. During the fiscal year ended December 31, 2004, the Audit Committee held ten meetings; the Compensation Committee held three meetings; and the Nominating/Corporate Governance Committee held one meeting. No director attended fewer than 75% of the aggregate of (i) the total number of meetings of our Board of Directors, and (ii) the total number of meetings held by all Committees of our Board of Directors on which he was a member. We encourage each of our directors to attend each annual meeting of stockholders. To that end, and to the extent reasonably practicable, we regularly schedule a meeting of the Board of Directors on the same day as our annual meeting of stockholders. Each member of our Board of Directors attended the 2004 annual meeting of stockholders.

Director Compensation and Other Information

     We pay each non-employee director an annual retainer fee in the amount of $15,000, plus $1,250 for each Board meeting attended and $500 for each committee meeting held on a day other than the same day as a Board meeting. Each non-employee director is required to receive two-thirds of his annual retainer fee in shares of our common stock pursuant to our Directors’ Stock Plan. See “Executive Compensation — Directors’ Stock Plan.” The non-executive Chairman of the Board and the non-executive Chairman of the Audit Committee each receive an additional $15,000 per year over the standard outside director compensation, with such $15,000 paid in cash immediately upon election each year after the annual stockholder meeting. We also reimburse each non-employee director for travel and related expenses incurred in connection with attendance at Board and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director.

     The terms of our 2004 Incentive Compensation Plan provide that each non-employee director will receive an automatic grant of options to acquire 5,000 shares of our common stock on the date of his or her first appointment or election to our Board of Directors. The 2004 Plan also provides for the automatic grant of options to purchase 2,000 shares of our common stock to non-employee directors at the time of the meeting of our Board of Directors held immediately following each annual meeting of stockholders. In addition, in May 2004, the board of directors approved a one-time grant of options to acquire 10,000 shares of our common stock to each non-employee director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10 percent of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

     Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2004, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except for the following:

Mr. Van H. Potter, our Senior Vice President, Electronic Manufacturing Services, filed a late Form 4 relating to a sale of common stock and a late Form 4 relating to one stock option grant.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

     The following table sets forth, for the fiscal years ended 2002, 2003, and 2004, the total compensation for services in all capacities to us and our subsidiaries received by our Chief Executive Officer, our four most highly compensated executive officers, our Interim Chief Financial Officer and certain former executive officers who are no longer employed by us whose aggregate cash compensation exceeded $100,000 for the fiscal year ended December 31, 2004.

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
				Securities	All Other
	Annual Compensation(1)			Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Options (#)	($)(2)

Jack L. Saltich	2004	$332,308	$—	35,000	$7,781
President, Chief Executive	2003	320,000	—	100,000	82,174
Officer, and Director	2002	320,000	—	80,000	15,000

Jeffrey D. Buchanan Former Executive Vice President,	2004	$233,654	$—	33,000	$11,682
Chief Financial Officer, Secretary,	2003	220,000	—	60,000	29,596
Treasurer, and Director	2002	210,000	—	65,000	8,600

Van H. Potter(3)	2004	$186,731	$—	56,000	$10,788
Senior Vice President,	2003	121,000	—	45,000	2,810
Electronic Manufacturing Services

				Long Term
				Compensation
				Awards
				Securities	All Other
	Annual Compensation(1)			Underlying	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Options (#)	($)(2)

Eric W. Haeussler(4)	2004	$112,423	$—	12,000	$4,653
Corporate Controller and	2003	93,901	12,000	5,000	$3,965
Principal Accounting Officer	2002	94,124	—	8,000	$3,429

David K. McQuiggan(5)	2004	$34,615	$—	70,000	$504
Senior Vice President, Platform Display Products

Joe D. Tanner(6)	2004	$192,066	$—	26,000	$16,959
Former Senior Vice President,	2003	202,000	—	10,000	19,571
Electronics Manufacturing Services	2002	—	—	40,000	—

Dr. Carl E. Derrington	2004	$192,116	$—	15,000	$4,019
Former Senior Vice President,	2003	185,000	15,000	30,000	78,692
Chief Manufacturing Officer	2002	185,000	—	60,000	5,000

James E. Jurgens(7)	2004	$50,000	$—	20,000	$—
Interim Chief Financial Officer

(1)	Certain executive officers also received certain perquisites, including a car allowance, the value of which did not exceed 10% of the annual salary and bonus. The annual salary amounts include an additional two weeks pay because of an extra pay period falling in fiscal 2004.
(2)	Amounts shown for fiscal 2004 include (a) matching contributions to our company’s 401(k) Plan earned in fiscal 2004, but not paid until fiscal 2005, in the amount of $4,051, $7,783, $6,885, $1,161, and $3,664 on behalf of Messrs. Saltich, Buchanan, Potter, Haeussler, and Tanner, respectively; (b) term life insurance premiums of $987, $224, $229, $77, $33, $800, $344 paid by us on behalf of Messrs. Saltich, Buchanan, Potter, Haeussler, McQuiggan, Tanner and Derrington, respectively; (c) an Executive Benefits Package of $2,742, $3,675, $3,675, $3,416, $471, $2,695, and $3,675 on behalf of Messrs. Saltich, Buchanan, Potter, Haeussler, McQuiggan, Tanner, and Derrington, respectively; and (d) $9,800 in housing expenses for Mr. Tanner.
(3)	Mr. Potter joined our company in February 2003. Mr. Potter became Senior Vice President, Electronic Manufacturing Services, in October 2004.
(4)	Mr. Haeussler became our Principal Accounting Officer in May 2004, and has been our Corporate Controller since August 2002.
(5)	Mr. McQuiggan joined our company as Senior Vice President — Platform Display Products in October 2004.
(6)	Mr. Tanner originally joined our company in connection with the ETMA transaction and became Senior Vice President in August 2003. The salary amount shown for fiscal 2003 includes commissions in the amount of $29,000, and the salary amount shown for fiscal year 2004 includes commissions in the amount of $5,145.
(7)	Mr. Jurgens became Interim Chief Financial Officer in February 2005. Prior to that, Mr. Jurgens had acted as a consultant to the company since August 2004. The compensation information for 2004 reflects amounts received by Mr. Jurgens from us for consulting services.

Option Grants

     The following table sets forth certain information with respect to stock options granted to the named executive officers during the fiscal year ended December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at
	Number of	Percent of Total			Assumed Annual Rates of
	Securities	Options Granted to			Stock Price Appreciation
	Underlying Options	Employees in	Exercise Price	Expiration	for Option Term(1)
Name	Granted	Fiscal Year	Per Share	Date	5%	10%

Jack L. Saltich	35,000(2)	3.78%	$4.57	2/17/2014	$100,592	$254,919

Jeffrey D. Buchanan	33,000(3)	3.56%	$4.57	5/02/2005	$—	$—

David K. McQuiggan	70,000(4)	7.55%	$2.45	10/18/2014	$107,855	$273,327

Eric W. Haeussler	12,000(5)	1.29%	$4.19	2/23/2014	$31,621	$80,133

Van H. Potter	26,000(6)	2.81%	$4.57	2/17/2014	$74,725	$189,368
	30,000(7)	3.24%	$5.50	5/07/2014	$103,768	$262,968

James E. Jurgens	20,000(8)	2.16%	$2.98	12/31/2005	$6,109	$12,516

Dr. Carl E. Derrington	15,000(9)	1.62%	$4.57	5/05/2005	$—	$—

Joe D. Tanner	26,000(10)	2.81%	$4.57	5/29/2005	$—	$—

(1)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the SEC and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our common stock.
(2)	Of these options, 11,667 vested and became exercisable on February 17, 2005, 11,666 vest and become exercisable on February 17, 2006, and 11,667 vest and become exercisable on February 17, 2007.
(3)	None of these options will vest or become exercisable as a result of Mr. Buchanan’s resignation effective February 1, 2005.
(4)	Of these options, 17,500 vest and become exercisable on each of October 18, 2005, 2006, 2007 and 2008.
(5)	Of these options, 4,000 vested and became exercisable on February 23, 2005, and 4,000 vest and become exercisable on each of February 23, 2006 and 2007.
(6)	Of these options, 6,500 vested and became exercisable on February 17, 2005, and 6,500 vest and become exercisable on each of February 17, 2006, 2007 and 2008.
(7)	Of these options, 7,500 vest and become exercisable on May 7, 2005, and 7,500 vest and become exercisable on each of May 7, 2006, 2007 and 2008.
(8)	All of these options are vested and exercisable. Mr. Jurgens received these options in 2004 while acting as a consultant to the company.
(9)	None of these options will vest or become exercisable as a result of Mr. Derrington’s resignation effective February 4, 2005.
(10)	None of these options will vest or become exercisable as a result of Mr. Tanner’s resignation effective February 28, 2005

Option Exercises and Option Holdings

     The following table contains certain information with respect to options exercised during fiscal 2004 and options held by the named executive officers as of December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND
FISCAL YEAR-END OPTION VALUES

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the Money Options
	Options at Fiscal Year-End		At Fiscal Year-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Jack L. Saltich	565,669	224,333	$—	$—
Jeffrey D. Buchanan	196,336	94,666	—	—
David K. McQuiggan	—	70,000	—	—
Eric W. Haeussler	24,602	18,000	—	—
Van H. Potter	—	101,000	—	—
James E. Jurgens	20,000	—	—	—
Dr. Carl E. Derrington	178,002	—	—	—
Joe D. Tanner	30,001	45,999	—	—

(1)	Calculated based upon the December 31, 2004, New York Stock Exchange closing price of $2.42 per share, multiplied by the number of shares held, less the aggregate exercise price for such shares. The exercise price of options outstanding prior to September 15, 2003 was adjusted to reflect the division of options into amended Company options and new Brillian Corporation options. The exercise prices of all of the options held by our executive officers on December 31, 2004 were greater than $2.42 per share.

Employment and Other Agreements

     We have signed terms-and-conditions agreements with Messrs. Saltich, Potter and Jurgens. None of these agreements provide for a fixed term of employment nor do any of the agreements provide for severance payments or, other than Mr. Jurgens, payments upon a change of control. The terms-and-conditions agreements provide for medical, dental, life, and disability insurance benefits. Salaries are determined yearly. These agreements include non-disclosure and confidentiality provisions while employed and after employment and an inventions assignment provision while employed. The agreements also include non-solicitation provisions after termination of employment for periods of one to two years. Mr. Potter also has a non-compete provision for a period of 12 months after termination of employment. There are no payments associated with any of these provisions. The executive officers also are eligible to participate in an executive benefits program as described in the Compensation Committee Report and are eligible to receive incentive bonuses and stock options under our stock option plans. In the event of a change of control, Mr. Jurgens’ options will immediately vest and become exercisable.

     We have agreed to pay Mr. McQuiggan severance in an amount equal to three months of his regular salary.

     We have entered into an agreement with Mr. Haeussler concerning payments upon his separation from the company. Under this agreement, we will pay Mr. Haeussler severance equal to 15 weeks of pay, payable upon August 31, 2005 if he is still employed by us on that date. In addition, we also agreed to provide nine months of executive outplacement services starting on September 1, 2005, and to the continuation of health insurance coverage on Mr. Haeussler and his family until September 1, 2006 or until Mr. Haeussler and his family are covered under another health insurance plan, whichever is earlier. In addition, we will pay Mr. Haeussler a retention bonus if he remains with the company through May 9, 2005, which amount will increase if he remains with the company through August 31, 2005.

     On January 26, 2005, we entered into a Severance Agreement and General Release with Mr. Buchanan. Under this agreement, we will pay Mr. Buchanan $165,000 in severance pay, payable in nine equal installments. In addition, we extended the exercise date on options to purchase 101,667 shares of our common stock held by Mr. Buchanan and agreed to provide nine months of executive outplacement services to Mr. Buchanan. The agreement also provides for the continuation of health insurance coverage on Mr. Buchanan and his family until January 31, 2006 or until Mr. Buchanan and his family are covered under another health insurance plan, whichever is earlier.

     Mr. Derrington’s employment with the company ended on February 4, 2005. Under our separation agreement with Mr. Derrington, we will pay Mr. Derrington $185,000 in severance pay, payable bi-weekly on TFS regular pay dates for a period of one year commencing on the first pay period following his separation from the company. In addition, we extended the exercise date on options to purchase 116,667 shares of our common stock held by Mr. Derrington, and agreed to provide nine months of executive outplacement services to Mr. Derrington. The agreement also provides for the continuation of health insurance coverage on Mr. Derrington and his family until February 28, 2006 or until Mr. Derrington and his family are covered under another health insurance plan, whichever is earlier.

401(k) Profit Sharing Plan

     We maintain a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code of 1986. Under the 401(k) Plan, all eligible employees may contribute through payroll deductions up to the maximum allowable under Section 402(g) of the Internal Revenue Code, which generally was $13,000 for calendar 2004. In addition, the 401(k) Plan provides that we may make matching and discretionary contributions in such amount as may be determined by our Board of Directors. We made matching contributions pursuant to the 401(k) Plan to the executive officers named in the summary compensation table of this proxy statement for 2004 in the amount of $23,544.

Stock Option Plans

     We currently have six stock option plans: the 1990 Incentive Stock Option Plan; the 1993 Stock Option Plan; the Amended and Restated 1994 Automatic Stock Option Plan for Non-Employee Directors; the Amended and Restated 1997 Employee Stock Option Plan; the Amended and Restated 1998 Stock Option Plan; and the 2004 Incentive Compensation Plan. All of our stock option plans have been approved by our stockholders other than our 1997 Plan. When we adopted our 2004 Plan, we consolidated all of our prior plans and no longer make any awards under the prior plans. Eligible persons under the 2004 Plan include key personnel (including directors and executive officers), consultants, and independent contractors who perform valuable services for us or our subsidiaries. Directors who are not employees receive automatic grants of stock options under the 2004 Plan.

     In conjunction with stockholder approval of the 1993 Plan, our Board of Directors terminated the 1990 Plan with respect to 170,909 options that were unissued as of the date that the 1993 Plan was adopted. There were 70,015 options issued but unexercised under the 1990 Plan as of March 31, 2005. The 1990 Plan expired May 1, 2000.

     The 1993 Plan expired February 24, 2003. There were options issued but unexercised to acquire 260,367 shares of our common stock under the 1993 Plan as of March 31, 2005. In addition, an aggregate of 2,750 shares of common stock has been directly granted under the 1993 Plan.

     The 1994 Plan expired April 12, 2004. There were options issued but unexercised to acquire 51,092 shares of our common stock under the 1994 Plan as of March 31, 2005.

     In conjunction with its adoption of the 2004 Plan, our Board of Directors decided to discontinue making any awards under the 1997 Plan. There were outstanding issued but unexercised options to acquire 1,215,031 shares of our common stock under the 1997 Plan as of March 31, 2005.

     In conjunction with its adoption of the 2004 Plan, our Board of Directors decided to discontinue making any awards under the 1998 Plan. There were outstanding issued but unexercised options to acquire 1,347,463 shares of our common stock under the 1998 Plan as of March 31, 2005.

     An aggregate of 4,079,299 shares of common stock may be issued upon exercise of options granted pursuant to the 2004 Plan. This plan provides for the granting of options to purchase our common stock, restricted stock, stock appreciation rights, and other stock-based awards. If any change in our common stock occurs through merger, consolidation, reorganization, capitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise, adjustments will be made as to the maximum number of shares subject to the 2004 Plan, and the number of shares and exercise price per share of stock subject to outstanding options. This plan also provides that each non-employee director will receive an automatic grant of options pursuant to the terms described in the section above titled “Election of Directors — Director Compensation and Other Information.” There were outstanding issued but unexercised options to acquire 446,100 shares of our common stock under the 2004 Plan as of March 31, 2005.

Directors’ Stock Plan

     On January 29, 1998, our Board of Directors adopted the Directors’ Stock Plan. Stockholder approval of the Directors’ Plan was not initially required because treasury shares were used to fund the Directors’ Plan. Our Board of Directors adopted the Amended and Restated Directors’ Stock Plan on January 27, 2000, and our stockholders approved the Amended and Restated Directors’ Stock Plan on April 27, 2000. Under the Directors’ Plan, we issued to the non-employee members of our Board of Directors shares of common stock equal in value to two-thirds of the annual retainer fee paid to the non-employee directors in lieu of an equivalent amount of cash. In conjunction with its adoption of the 2004 Plan, our Board of Directors decided to discontinue making any awards under the Directors’ Plan. As of March 31, 2005, 32,642 shares of our common stock had been issued under the Directors’ Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended December 31, 2004, our Compensation Committee consisted of Messrs. Malmberg, Werner, and Goldman. None of these individuals had any contractual or other relationships with us during the fiscal year except as directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Introduction

     The Compensation Committee of our Board of Directors (the “Committee”) consists exclusively of independent directors. The Committee is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives, and determining and approving the compensation level of our Chief Executive Officer based on this evaluation. The Compensation Committee also makes recommendations to the Board of Directors with respect to, or, as directed by the Board of Directors, determines and approves, compensation of our other executive officers, and considers the grant of stock options to our executive officers under our stock option plans. The Committee generally reviews base salary levels for executive officers of our company at the beginning of each fiscal year and recommends actual bonuses at the end of each fiscal year based upon our company’s and individual performance. The Compensation Committee held three meetings during fiscal 2004.

     Mr. Werner is the Chairman of the Committee, and Messrs. Malmberg and Goldman are the Committee members.

Philosophy

     The executive compensation program seeks to provide a level of compensation that is competitive with companies similar in both size and industry. The Committee obtains the comparative data used to assess competitiveness from a variety of resources. Actual total compensation levels may differ from competitive levels in surveyed companies as a result of annual and long-term performance of our company, as well as individual performance. The Committee uses its discretion to recommend executive compensation when, in its judgment, external, internal, or an individual’s circumstances warrant.

Compensation Program

     The primary components of executive compensation consist of base salary, executive health benefit and perquisite program, annual incentive bonuses, and stock option grants.

   Base Salary

     The Committee reviews salaries recommended by the Chief Executive Officer for executive officers other than the Chief Executive Officer. In formulating these recommendations, the Chief Executive Officer considers the overall performance of our company and conducts an informal evaluation of individual officer performance. The Committee, with input from the Chief Executive Officer, makes final recommendations to the full Board of Directors on any adjustments to the base salary for executives other than the Chief Executive Officer. The

Committee’s evaluation of the recommendations by the Chief Executive Officer considers the same factors outlined above and is subjective, with no particular weight assigned to any one factor. Base salaries for fiscal 2004 were determined by the Committee in May 2004. Base salaries for 2004 were adjusted for one executive officer and was based on competitive compensation requirements.

   Annual Incentive Bonuses

     Annual bonuses are intended to provide incentive compensation to executive officers and other employees who contribute substantially to the success of our company. The bonuses are calculated and paid out of the Management Incentive Compensation Plan, or MICP, which was approved by the Board of Directors in April 1997. The MICP is intended to enhance and reinforce our company’s goals of profitable growth and a sound overall financial condition by making incentive compensation awards available to senior level management and key employees.

     The granting of such awards is based upon the achievement of our company’s performance objectives and predefined individual performance objectives. Individual performance objectives are developed for every senior level manager and key employee early in each fiscal year. Upon the close of each fiscal year, executive management and the Committee conduct an assessment of individual performance achieved versus individual performance objectives. This assessment may include, but is not limited to, individual responsibility, performance, and compensation level. Simultaneously, the Board conducts an assessment of our company’s overall performance to date, which may include, but is not limited to, the achievement of sales, net income, and other performance criteria. The combination of these factors determines any incentive bonuses to be paid, including those to executive officers.

     In fiscal 2004, based on the Board’s assessment of our company’s overall performance for 2004, no bonuses were awarded to any officers.

   Stock Option Grants

     We grant stock options periodically to our U.S. employees and non-U.S.-based managers, including executive officers, to provide additional incentive to work to maximize long-term total return to stockholders. Under our stock option plan, the Board of Directors is specified to act as the plan administrator, although the Board has authorized the Compensation Committee to make all recommendations to the Board regarding grants of options to senior officers of our company, including executive officers. In addition, with respect to grants of options to employees other than senior officers, the Board has delegated its administrative authority under the stock option plans to an Employee Committee, which consists of those Board members that are employees of our company. In general, stock options are granted to U.S. employees and non-U.S.-based managers at the onset of employment. If, in the opinion of the plan administrator, the outstanding service of an existing employee merits an increase in the number of options held, the plan administrator may elect to issue additional stock options to that employee. The vesting period on grants of stock options is generally four years for newly hired salaried employees. The vesting period on grants of stock options is three years for salaried employees who have been employed for two years or longer. The four-year vesting schedules and the three-year vesting schedules are evenly weighted, vesting an equal number of options each year. Certain officers may sometimes have longer or shorter vesting schedules. In 2004, the Board and the Employee Committee authorized the issuance of stock options to certain executive officers and other employees.

   Benefits

     We provide various employee benefit programs to our executive officers, including medical, dental, life and long-term disability insurance benefits, and a 401(k) retirement savings plan. These benefits are generally available to all employees of our company. We also maintain an executive benefit program for our executive officers, through which we pay a larger percentage of the costs than is paid on behalf of our other employees. The executive benefit program also provides executive officers with annual physical examinations, salary continuation for short-term disability, tax and estate planning, and auto allowances.

  Chief Executive Officer Compensation

     The Committee considers the same factors outlined above for other executive officers in evaluating the base salary and other compensation of Jack L. Saltich, our Chief Executive Officer. The Committee’s evaluation of Mr. Saltich’s base salary is subjective, with no particular weight assigned to any one factor. Mr. Saltich requested that the Committee not increase his base salary in 2002, 2003 and 2004. Based on Mr. Saltich’s request and other factors including market competitive data, the Committee maintained Mr. Saltich’s annual base salary at $320,000 for 2002, 2003 and 2004. Mr. Saltich’s base salary has remained at this same level since he joined our company in 1999. Based upon the Board’s assessment of the overall performance of our company in 2004, the Committee also determined that Mr. Saltich would receive no bonus in 2004. The Committee granted Mr. Saltich an option to purchase 35,000 shares of our common stock in February 2004. The vesting schedule for the grant was based on our standard vesting schedule in which options vest evenly over three years.

Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to each of any publicly held corporation’s chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. We currently intend to structure the performance-based portion of the compensation of our executive officers in a manner that complies with Section 162(m).

     This report has been furnished by the Compensation Committee of our Board of Directors.

                                                          Thomas H. Werner, Chairman
                                                          David C. Malmberg
                                                          Murray A. Goldman

     The information contained in this Compensation Committee Report on Executive Compensation shall not be deemed “filed” with the Securities and Exchange Commission or subject to Regulations 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

PERFORMANCE GRAPH

     The following line graph compares cumulative total stockholder returns for the five years ended December 31, 2004 for (1) our common stock; (2) the Standard and Poor’s SmallCap 600 Index; and (3) a peer group. The graph assumes an investment of $100 on December 31, 1999. The calculations of cumulative stockholder return on the SmallCap 600 and the peer group include reinvestment of dividends. The calculation of cumulative stockholder return on our common stock includes reinvestment of dividends as a result of the spin-off of Brillian Corporation but does not otherwise include reinvestment of dividends because we did not pay any other dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

     The information contained in this Performance Graph shall not be deemed “filed” with the Securities and Exchange Commission or subject to Regulations 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information with respect to our common stock that may be issued upon the exercise of stock options under our 1990 Plan, 1993 Plan, 1994 Plan, 1997 Plan, 1998 Plan, 2004 Plan, and Directors’ Stock Plan as of March 31, 2005.

			(c) Number of Securities
	(a) Number of		Remaining Available for
	Securities to be	(b) Weighted	Future Issuance Under
	Issued Upon Exercise	Average Exercise	Equity Compensation
	of Outstanding	Price of Outstanding	Plans (Excluding
	Options, Warrants,	Options, Warrants,	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity Compensation Plans Approved by Stockholders	2,175,037	$7.56	607,223

Equity Compensation Plans Not Approved by Stockholders	1,215,031	$8.53	20,874

Total	3,390,068	$7.91	628,097

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock on April 4, 2005, except as indicated, by (1) each director and each named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than five percent of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percent(2)

Directors and Named Executive Officers:
Jack L. Saltich(3)	731,669	3.36%
Jeffrey D. Buchanan(4)	255,666	1.17%
Dr. Carl E. Derrington(5)	182,002	*
David C. Malmberg(6)	88,048	*
Joe D. Tanner(7)	48,668	*
Van H. Potter(8)	26,000	*
Thomas H. Werner(9)	32,042	*
David P. Chavoustie(10)	26,530	*
Murray A. Goldman(11)	47,331	*
Eric W. Haeussler(12)	34,335	*
Henry L. Hirvela(13)	32,772	*
James E. Jurgens(14)	20,000	*
David K. McQuiggan	—	*

All directors and executive officers as a group (13 persons)	1,525,063	7.01%

5% Stockholders:
Dimensional Fund Advisors Inc.(15)	1,666,563	7.66%

*	Less than 1% of the outstanding shares of common stock

(1)	Includes, when applicable, shares owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control, or power of disposition. Also includes shares of common stock that the identified person had the right to acquire within 60 days of March 31, 2005 by the exercise of vested stock options.
(2)	The percentages shown include the shares of common stock that the person will have the right to acquire within 60 days of March 31, 2005. In calculating the percentage of ownership, all shares of common stock which the identified person will have the right to acquire within 60 days of March 31, 2005 upon the exercise of vested stock options are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by any other person.
(3)	Includes 661,669 shares of common stock issuable upon exercise of vested stock options and 70,000 shares of common stock held by Jack L. Saltich and Pamela C. Saltich, Trustee of Saltich Trust U/A dated 12/17/91.
(4)	Includes 196,336 shares of common stock issuable upon exercise of vested stock options.
(5)	Includes 178,002 shares of common stock issuable upon exercise of vested stock options, 400 shares of common stock held by Dr. Derrington as custodian for his minor child, and 3,600 shares of common stock held by the Derrington Family Trust.
(6)	Includes 24,755 shares of common stock issuable upon exercise of vested stock options.
(7)	Includes 38,668 shares of common stock issuable upon exercise of vested stock options.
(8)	Includes 23,000 shares of common stock issuable upon exercise of vested stock options.
(9)	Includes 21,751 shares of common stock issuable upon exercise of vested stock options.
(10)	Includes 21,250 shares of common stock issuable upon exercise of vested stock options.
(11)	Includes 19,000 shares of common stock issuable upon exercise of vested stock options.

(12)	Includes 31,935 shares of common stock issuable upon exercise of vested stock options.
(13)	Includes 19,000 shares of common stock issuable upon exercise of vested stock options.
(14)	Includes 20,000 shares of common stock issuable upon exercise of vested stock options.
(15)	The information is as reported on Schedule 13G/A as filed February 9, 2005. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional Fund Advisors Inc. has sole voting and dispositive power with respect to such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2004, there has not been, nor is there any currently proposed, any transactions or series of similar transactions or relationships with our officers, directors, or holders of more than 5% of our common stock that require disclosure under Item 404 of the Securities and Exchange Commission’s Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We engaged Deloitte & Touche LLP as our new independent registered public accounting firm as of May 13, 2002. During the past two most recent fiscal years prior to their engagement on May 13, 2002, we had not consulted with Deloitte & Touche LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our financial statements, and in no case was a written report provided to us nor was oral advice provided that we concluded was an important factor in reaching a decision as to an accounting, auditing, or financial reporting issue; or (3) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     The Audit Committee has considered whether the provision of non-audit services by Deloitte & Touche LLP is compatible with maintaining Deloitte & Touche LLP’s independence.

Audit Fees

     The aggregate fees billed to our company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tomatsu, and their respective affiliates (collectively “Deloitte”) for the fiscal years ended December 31, 2003 and 2004 are as follows:

	2003	2004
Audit Fees	$813,000	$1,250,000
Audit-Related Fees	$14,000	—
Tax Fees	$381,000	$205,000
All Other Fees	$2,000	—

     Audit services in 2003 and 2004 consisted of the audit of our financial statements, the audit of our internal controls over financial reporting under Section 404 of Sarbanes Oxley, the review of our quarterly financial statements, and statutory overseas audits. In 2003, $358,000 related to the spin-off of Brillian Corporation, including the re-audit of our 2001 financial statements. In 2004, $772,000 related to the audit of our internal controls over financial reporting under Section 404 of Sarbanes Oxley.

     Audited-related services in 2003 consisted of Section 404 Sarbanes Oxley advisory services, and audit-related work with respect to potential acquisitions.

     Tax compliance services in 2003 and 2004 consisted of federal, state, and local income tax return assistance; tax return filings in foreign jurisdictions; research and development tax credit documentation and analysis; transfer pricing documentation; and preparation of expatriate tax returns. Tax planning and advisory services related to structuring of proposed acquisitions, the spin-off of Brillian Corporation, employee benefit plans, and intra-group restructuring.

     Fees for other services in 2003 were in relation to training and literature.

Audit Committee Pre-Approval Policies

     The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

     To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Board or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

     Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

     All of the services provided by Deloitte described above under the captions “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved by our Audit Committee pursuant to our Audit Committee’s pre-approval policies beginning in April 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                            THREE-FIVE SYSTEMS, INC.

Date: April 19, 2005	By:	/s/ Jack L. Saltich
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 30, 2005 (April 19, 2005 as to the effect of vacating Building 3 in Redmond, Washington described in Note 12)

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$27,976	$16,198
Short-term investments	5,130	—
Accounts receivable, net	28,133	22,050
Inventories	25,854	23,445
Income taxes receivable	678	181
Deferred tax asset	130	122
Assets held for sale	8,615	10
Other current assets	2,782	3,675

Total current assets	99,298	65,681

Property, Plant and Equipment, net	25,323	26,713
Intangibles, net	7,574	3,704
Goodwill	34,606	13,444
Other Assets	436	2,259

Total Assets	$167,237	$111,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,826	$23,638
Accrued liabilities	4,529	4,721
Customer deposits	388	3,043
Deferred revenue	48	69
Deferred sale leaseback gain, short-term portion	—	545
Income taxes payable	—	40
Current portion of long-term debt	1,515	1,547
Current portion of capital leases	2,352	2,762
Lines of credit	—	2,416

Total Current Liabilities	39,658	38,781

Long-term Debt	1,441	—
Deferred Sale Leaseback Gain, Long-term Portion	—	2,178
Capital Leases	6,543	3,995
Other Long-term Liabilities	—	1,010

Total Long-term Liabilities	7,984	7,183

Commitments and Contingencies (Note 9)

Minority Interest in Consolidated Subsidiary	2,563	—

Preferred stock, $.01 par value; 1,000,000 shares authorized, No shares issued or outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized, 21,972,020 and 21,995,804 shares issued at December 31, 2003 and 2004, respectively	220	220
Additional paid-in capital	200,930	201,065
Accumulated deficit	(74,915)	(133,730)
Stock subscription note receivable	(185)	—
Accumulated other comprehensive loss	(515)	(547)
Less — Treasury stock, at cost, 651,317 shares at December 31, 2003 and 228,151 shares at December 31, 2004	(8,503)	(1,171)

Total stockholders’ equity	117,032	65,837

	$167,237	$111,801

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended
	December 31,
	2002	2003	2004

Net Sales	$86,587	$159,018	$158,947

Costs and Expenses:
Cost of sales	78,718	155,125	161,009
Selling, general and administrative	10,382	17,524	24,961
Research, development and engineering	4,913	4,742	2,912
Impairment of goodwill	—	—	21,350
Impairment of intangibles	—	—	1,850
Loss (gain) on sale of assets	4,545	(25)	(100)
Amortization of intangibles	256	2,043	1,893

	98,814	179,409	213,875

Operating loss	(12,227)	(20,391)	(54,928)

Other Income (Expense):
Interest, net	3,328	(179)	(929)
Other, net	164	1,043	1,361

	3,492	864	432

Minority Interest in Loss (Income) of Consolidated Subsidiary	84	(36)	(22)

Loss from Continuing Operations before Income Taxes	(8,651)	(19,563)	(54,518)
Provision for (benefit from) income taxes	(3,921)	14,338	(226)

Loss from Continuing Operations	(4,730)	(33,901)	(54,292)
Loss from Discontinued Operation, net of taxes	(12,241)	(10,552)	—

Net Loss	$(16,971)	$(44,453)	$(54,292)

Loss Per Common Share — Basic and Diluted:
Loss from Continuing Operations	$(0.22)	$(1.59)	$(2.50)
Loss from Discontinued Operation	(0.57)	(0.50)	—

Net Loss	$(0.79)	$(2.09)	$(2.50)

Weighted Average Number of Common Shares:
Basic and Diluted	21,465	21,301	21,719

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

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,971)	$(44,453)	$(54,292)
Less loss — discontinued operations	(12,241)	(10,552)	—

Loss — continuing operations	(4,730)	(33,901)	(54,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,950	7,588	8,650
Stock compensation	104	50	62
Minority interest in consolidated subsidiary	(84)	36	22
Deferred revenue	23	25	21
Provision for accounts receivable valuation reserves	323	271	212
Loss on impairment of intangibles and goodwill	—	—	23,200
Loss (gain) on disposal of assets	4,545	(25)	(100)
Tax benefit on stock options exercised	45	—	—
Provision for (benefit from) deferred taxes, net	(2,289)	14,164	8
Foreign currency translation adjustments	(114)	(118)	(34)
Interest on notes payable	—	74	41
Interest on employee loan	(11)	(11)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	6,961	(12,077)	5,871
(Increase) decrease in inventories	7,010	(593)	3,755
(Increase) decrease in other assets	452	(360)	720
Increase (decrease) in accounts payable and accrued liabilities	(13,959)	23,000	(3,331)
Increase (decrease) in taxes payable/receivable	3,399	(117)	537

Net cash (used in) provided by operating activities	5,625	(1,994)	(14,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(1,211)	(2,644)	(8,121)
Proceeds from sale of assets	2,100	1,030	9,642
Purchase of intangibles	(547)	(1,444)	(97)
Purchase of investments	(102,591)	(13,262)	—
Proceeds from maturities/sales of short-term investments	159,233	70,245	5,132
Acquisitions and strategic investments	(50,089)	(10,441)	(2,746)

Net cash provided by investing activities	6,895	43,484	3,810

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	2,706	—	2,416
Payments on debt	(2,706)	(2,734)	(1,450)
Stock options exercised	210	118	73
Payments on capital leases	—	(1,722)	(2,154)
Payments on stock subscription note receivable	—	—	185
(Distribution to) receipt from minority interest	(239)	2,527	—
Purchase of treasury stock	(1,351)	—	—

Net cash used in financing activities	(1,380)	(1,811)	(930)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS — CONTINUING OPERATIONS	11,140	39,679	(11,778)
NET CASH USED IN AND CONTRIBUTED TO DISCONTINUED OPERATIONS	(29,754)	(30,092)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,614)	9,587	(11,778)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	37,003	18,389	27,976

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,389	$27,976	$16,198

SUPPLEMENTAL INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Interest paid	$178	$1,007	$1,195
Treasury stock issued for purchase of minority interest in TFS Malaysia	—	—	2,809
Income taxes paid (refunded)	(5,088)	387	278
Note payable due on purchase of distribution rights license	—	2,956	—
Capital leases due on purchase of equipment	—	8,895	—

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

     We recently signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. That sale would not include the display monitor business operated out of our Marlborough, Massachusetts facility. The sale to International DisplayWorks, Inc. is expected to be finalized in April 2005. Revenues from our small form factor display business in 2004 were approximately $28 million. TFS estimates the total value of that transaction will range between $11 million and $21 million and will include an $8 million cash payment at closing. The sale of the small form factor display operations to International DisplayWorks, Inc. will not only generate cash proceeds to us but eliminate the need for additional sources of funds for the sold operations.

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

     Intangible assets consisted of the following:

		Accumulated	Book	Weighted
(Dollars in thousands)	Acquisition Value	Amortization	Value	Avg Life
December 31, 2003
Amortized Intangible Assets:
Mask works	$991	$—	$991	3.0
Customer lists	5,000	(1,523)	3,477	4.2
License	3,882	(776)	3,106	5.0

	$9,873	$(2,299)	$7,574	4.4

		Accumulated	Book	Weighted
(Dollars in thousands)	Acquisition Value	Amortization	Value	Avg Life

December 31, 2004
Amortized Intangible Assets:
Mask works	$988	$(225)	$763	2.4
Customer lists	2,000	(1,389)	611	3.0
License	3,882	(1,552)	2,330	5.0

	$6,870	$(3,166)	$3,704	4.0

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

  Customer Deposits

     Customer deposits include approximately $2.9 million of invoices issued in the fourth quarter of 2004 to a specific customer in accordance with the terms and conditions of that customer’s purchase order. The invoices are to cover costs associated with the establishment of the supply chain and the long lead times required for materials used in the manufacturing process.

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

  Earnings Per Share

     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Set forth below are the disclosures required pursuant to SFAS No. 128 — Earnings per Share:

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

  Recently Issued Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us effective January 1, 2006. We are currently evaluating the impact SFAS No. 151 will have on our consolidated results of operations and financial condition.

     In December 2004, the FASB issued Statement 123(R), “Share-Based Payment,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB Statement 123(R) becomes effective for interim or annual periods beginning after June 15, 2005. At this time, we are in the process of evaluating the impact this will have on our financial statements.

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

     The results of operations of AVT and ETMA have been included in the accompanying financial statements since their respective acquisition dates. The acquisition of AVT was considered immaterial and pro forma results are therefore not presented. Unaudited pro forma Consolidated Statements of Operations for 2002, presented as if ETMA had been acquired at the beginning of each year, are as follows:

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

     The following table and narrative summarizes the status of our six stock option plans at December 31, 2002, 2003, and 2004 and changes during the years then ended:

	2002		2003		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,086,969	$14.97	2,890,728	$12.59	3,033,474	$8.87
Granted	1,153,699	9.21	497,402	4.65	926,650	4.17
Exercised	(39,183)	5.35	(24,684)	4.79	(13,904)	4.86
Expired or canceled	(310,757)	16.94	(329,972)	35.40	(217,391)	6.74

Outstanding at end of year	2,890,728	12.59	3,033,474	8.87	3,728,829	7.84

Exercisable at end of year	1,042,169	$11.48	1,648,170	$9.57	2,154,898	$9.44

Weighted average fair value of options granted		$7.29		$5.05		$2.79

     The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2004	Life	Price	2004	Price
0.00 – 2.00	6,500	9.9	$1.97	—	$—
2.01 – 4.00	686,935	5.9	3.48	230,434	3.70
4.01 – 6.00	1,351,927	6.0	4.73	539,978	4.85
6.01 – 8.00	515,086	4.5	6.50	506,428	6.50
8.01 – 10.00	414,786	4.8	9.48	307,423	9.49
10.01 – 15.00	167,181	5.8	11.27	89,816	11.51
15.01 – 17.50	314,589	4.9	15.48	209,869	15.37
17.51 – 20.00	42,450	4.4	18.80	41,575	18.80
20.01 – 30.00	204,625	2.6	22.39	204,625	22.39
30.01 – 100.00	24,750	5.0	41.70	24,750	41.70

	3,728,829	5.4	$7.84	2,154,898	$9.44

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

     A deferred U.S. tax liability has not been provided on the undistributed earnings of certain foreign subsidiaries because it is our intent to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been, or are intended to be permanently invested in accordance with APB No. 23, Accounting for Income Taxes — Special Areas, aggregated approximately $6.1 million at December 31, 2004. Currently, the Company is under a tax holiday in Penang, Malaysia.

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

(9) Commitments and Contingencies:

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

     Our future lease commitments under all non-cancelable operating leases and expected future rental income for the sublease of facilities as of December 31, 2004 are as follows:

Lease commitments	(Dollars in thousands)
2005	$4,908
2006	3,623
2007	2,998
2008	2,624
2009	2,643
Thereafter	8,537

$25,333

Future Rental Income	(Dollars in thousands)
2005	$1,002
2006	1,001
2007	1,006
2008	739
2009	739
Thereafter	—

$4,487

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

(11) Selected Quarterly Financial Data (Unaudited):

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

(12) Subsequent Events:

     We recently announced that we signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. which is expected to be finalized in April 2005. Revenues from our small form factor display business in 2004 were approximately $28 million.

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

     In January 2005, we vacated approximately 30,020 square feet in a facility we refer to as Building 2 in Redmond, Washington. We moved all of the operations in that building to our new Building 4. We had 12 months remaining on our lease on Building 2 at the end of January 2005. A charge of approximately $197,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility (Building 2). We have undertaken efforts to sublease this facility. At the end of March 2005, we vacated an additional 32,650 square feet in a facility we refer to as Building 3 in Redmond, Washington. We moved all of the operations in that building to our new Building 4. A charge of approximately $500,000 is expected to be recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility (Building 3). We have undertaken efforts to sublease this facility.

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

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2002, 2003 and 2004
(Dollars in thousands)

		Increases
		(Reductions)
	Balance at	Charged to		Balance at
	beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period
Allowance for doubtful accounts and sales returns:
Year ended 12/31/2002	$228	$323	$(64)	$487
Year ended 12/31/2003	$487	$271	$(22)	$736
Year ended 12/31/2004	$736	$212	$(5)	$943

Valuation allowance for deferred taxes:
Year ended 12/31/2002	$1,299	$765	$—	$2,064
Year ended 12/31/2003	$2,064	$24,294	$—	$26,358
Year ended 12/31/2004	$26,358	$19,258	$—	$45,616

S-1

EXHIBIT INDEX

Exhibit
Number	Exhibit

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.