Form 10-Q
period 2005-03-31
THREE FIVE SYSTEMS INC
filed 2005-05-20
CIK 32272

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

Commission file number 1- 4373
____________________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Outstanding as of April 29, 2005

Common Stock, par value $.01 per share	21,767,653

THREE-FIVE SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

ITEM 1. FINANCIAL STATEMENTS

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	December 31,	March 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$16,198	$11,816
Cash on deposit maintained for compensating balances	—	600
Accounts receivable, net	12,095	8,016
Inventories	17,549	17,328
Income taxes receivable	4	6
Other current assets	1,810	1,392
Short-term assets of discontinued operations	18,025	20,028

Total Current Assets	65,681	59,186

Property, Plant and Equipment, net	11,447	9,448
Intangibles, net	611	444
Goodwill	13,444	500
Other Assets	2,258	2,225
Long-term Assets of Discontinued Operations	18,360	—

Total Assets	$111,801	$71,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,700	$12,499
Accrued liabilities	3,190	5,067
Customer deposits	3,043	3,515
Deferred revenue	69	39
Deferred sale leaseback gain, short-term portion	545	545
Current portion of capital leases	2,757	2,957
Current liabilities of discontinued operations	14,487	13,931

Total Current Liabilities	38,791	38,553

Deferred Sale Leaseback Gain, Long-term Portion	2,178	2,042
Capital Leases, Long-term Portion	3,985	3,108
Other Long-Term Liabilities	1,010	1,098

Total Long-Term Liabilities	7,173	6,248

Commitments and Contingencies (Note P)

Common Stock	220	220
Additional Paid-in Capital	201,065	201,066
Accumulated Deficit	(133,730)	(173,113)
Accumulated Other Comprehensive Loss	(547)	—
Less – Treasury Stock, at Cost	(1,171)	(1,171)

Total Stockholders’ Equity	65,837	27,002

	$111,801	$71,803

The accompanying notes are an integral part of these condensed consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2005

Net Sales	$22,962	$20,161

Costs and Expenses:
Cost of sales	22,270	22,064
Selling, general and administrative	4,165	6,721
Research, development and engineering	248	233
Impairment of goodwill	—	12,944
Loss on impairment and disposal of long-lived assets	2	2,477
Amortization of intangibles	318	166

	27,003	44,605

Operating loss	(4,041)	(24,444)

Other Income (Expense):
Interest, net	(176)	(132)
Other, net	345	391

	169	259

Minority Interest in Loss (Income) of Consolidated Subsidiary	(80)	—

Loss from Continuing Operations before Income Taxes	(3,952)	(24,185)
Provision for (benefit from) income taxes	(112)	15

Loss from Continuing Operations	(3,840)	(24,200)
Loss from Discontinued Operations, net of taxes	(2,804)	(15,183)

Net Loss	$(6,644)	$(39,383)

Loss Per Common Share – Basic and Diluted:
Loss from Continuing Operations	$(0.18)	$(1.11)
Loss from Discontinued Operations	(0.13)	(0.70)

Net Loss	$(0.31)	$(1.81)

Weighted Average Number of Common Shares:
Basic and Diluted	21,321	21,768

The accompanying notes are an integral part of these condensed consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,644)	$(39,383)
Less loss – discontinued operations	(2,804)	(15,183)

Loss – continuing operations	(3,840)	(24,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,094	968
Stock compensation	—	1
Minority interest in consolidated subsidiary	80	—
Deferred revenue	60	(30)
Provision for (reduction of) accounts receivable valuation reserves	(22)	(56)
Loss on impairment of intangibles and goodwill	—	12,944
Loss on impairment and disposal of assets	2	2,477
CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	(622)	4,135
(Increase) decrease in inventories	1,295	221
(Increase) decrease in other assets	747	451
Increase (decrease) in accounts payable and accrued liabilities	(2,284)	236
Increase (decrease) in taxes payable/receivable	686	(2)

Net cash (used in) operating activities	(2,804)	(2,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(611)	(1,442)
Proceeds from sale of assets	—	27
Purchase of intangibles	(2)	—
Proceeds from maturities/sales of short-term investments	5,132	—
Acquisitions and strategic investments	(2,384)	—

Net cash provided by (used in) investing activities	2,135	(1,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	5,000	—
Cash pledged for compensating cash arrangement	(5,000)	(600)
Stock options exercised	6	—
Payments on capital leases	(482)	(677)
Payments on stock subscription note receivable	185	—

Net cash used in financing activities	(291)	(1,277)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS – CONTINUING OPERATIONS	(960)	(5,547)

CASH FLOW FROM DISCONTINUED OPERATIONS
Net cash (used in) provided from discontinued operating activities	(4,556)	1,234
Net cash (used in) provided from discontinued operations investing activities	480	(68)
Net cash (used in) provided from discontinue operations financing activities	(1,450)	(1)

NET CASH USED IN AND CONTRIBUTED BY DISCONTINUED OPERATIONS	(5,526)	1,165

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,486)	(4,382)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,976	16,198

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,490	$11,816

The accompanying notes are an integral part of these condensed consolidated financial statements

THREE-FIVE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A Organization and Operations:

Three-Five Systems, Inc. (together with its subsidiaries, herein referred to as “we,” “us,” or “the Company”) is a global provider of electronics manufacturing services, or EMS. We design and manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, and complete systems for customers in the computing, consumer, industrial, medical, military, and telecommunications industries. Until recently, our design and manufacturing services included a distinctive competence in display modules and systems and the integration of display modules and systems into other products. We refer to the business involving displays as the Display business. All business other than the Display business is referred to herein as the EMS business.

We sustained substantial losses in the past several years. Those losses and certain acquisitions we completed had the effect of reducing our cash balances. As a result, we retained SG Cowen & Company to review strategic alternatives aimed at maximizing stockholder value. Based on that review, we sold or closed down two portions of our Display business in the first quarter of 2005. As a result, at the end of the first quarter we were no longer in the Display business except for the large display panel operations in Marlborough, Massachusetts. In May 2005, we sold those large display panel operations.

We have also signed a letter of intent to sell our business in Manila, which is the radio frequency, or RF, portion of our EMS business, in exchange for cash. This letter of intent is nonbinding; therefore, there is no assurance that any business transaction will be effected or what the timing and terms of any such business transaction could be. If the sale of Manila is completed, our only remaining business will be the Redmond and Penang portions of our EMS business. We continue to use SG Cowen to review strategic alternatives with our remaining business. In the meantime, we continue to focus on cost reductions in that business, including moving our corporate headquarters to Redmond.

As a result of the foregoing, all of our Display business other than the large display panel operation business in Marlborough, Massachusetts is reported in our financial statements this quarter as discontinued operations, as further described below. In addition, since the RF portion of our business was held for sale in the first quarter of 2005, that business is also included in discontinued operations.

The accompanying condensed unaudited financial statements have been prepared by management. They should be read in conjunction with our December 31, 2004 financial statements, which were included in our Form 10-K Report filed on April 1, 2005 with the Securities Exchange Commission (SEC) and our Form 10-K/A Amendment No. 1 filed on April 22, 2005 with the SEC. Our financial statements for the year ended December 31, 2004 received an unqualified opinion and included an explanatory paragraph regarding our ability to continue as a going concern at December 31, 2004. Our recurring operating losses and use of cash in our operating activities during 2004 and the first quarter of 2005 are indicators that led our auditors to believe that we may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon a combination of our ability to generate sufficient cash flows from operations, to obtain additional debt or equity financing, or to sell additional assets to meet our obligations on a timely basis, and ultimately to attain successful operations.

Notwithstanding the foregoing, and based upon our cash balances at the end of the first quarter, our expected use of cash in 2005, and the $9.4 million that we recently received upon the sales of operations to International DisplayWorks, Inc. and Video Display Corp., we believe that we have adequate sources to fund our remaining operations and planned expenditures through 2005, as well as to meet our contractual obligations. We also expect to obtain a line of credit in Penang for $4 million. The expected use of funds through the rest of 2005, however, is based on our current judgments and forecasts. Actual results could prove materially different and, in such instances, may require additional funds. We cannot provide assurance that additional asset sales, such as the sale of the Manila operations, loan commitments, or other methods of financing will be available for any such unexpected additional requirements or, if available, that they will be on terms acceptable to us.

Note B Discontinued Operations:

In March 2005, we determined to discontinue our distribution of certain display products that we licensed from Data International. The decision follows the exercise by us of our right to rescind a technology licensing agreement, or TLA, that was entered into during January 2003 with Data International Co, Ltd. Revenue from those Data International products in 2004 equaled approximately $17 million. The TLA designated us as the exclusive distributor of certain Data International display products in the Americas in return for deferred payments to Data International of $3.9 million. Through the end of 2004, we had paid approximately $2.4 million to Data International, and a final payment of approximately $1.5 million was due in January 2005.

We determined in the first quarter of 2005 that certain of the specified Data International display products have been simultaneously available in the United States through a third party and that we had not been provided exclusive distribution rights to the United States market as required by the TLA. Based on that determination, we believe that the TLA was breached, and we exercised our rights of rescission. We notified Data International in February 2005 that we would not make the final $1.5 million payment to Data International that was due in January 2005. We also asserted damages of at least $2.5 million, plus interest and other expenses, against Data International. We notified Data International that we offset our claimed damages against money owed by us to Data International for product purchases. We recently filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract. Data International also filed a lawsuit against us in federal district court in Arizona asserting breach of contract.

On March 30, 2005, we signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. That transaction closed in April. The small form factor display assets sold included 100% of the outstanding shares of Three-Five Systems, Beijing, Inc., our former China-based display subsidiary, and display-related equipment housed at our Manila, Philippines factory. The sale did not include the large panel display business operated out of our Marlborough, Massachusetts facility and our electronic manufacturing services (EMS) business located in Redmond, Washington, Penang, Malaysia, and Manila, Philippines.

We estimate the total value of the transaction to be in the range of between $8 and $20 million, which will come from a variety of components. These components include the following:

•	$8 million in cash recently paid to us upon closing and government approval in China;

•	Up to an estimated $3 million in additional cash to be paid to us over time based upon working capital adjustments; and

•	An estimated zero to $9 million in the common stock of International DisplayWorks, Inc. to be paid to us in May 2006, based on a percentage of the transferred display business revenue for the preceding 12-month period, if certain minimum revenue targets are met.

At closing, International DisplayWorks, Inc. assumed the obligations of TFS Beijing, including a $2.4 million line of credit we had previously established with a bank located in China.

Our display business of products from Data International and our small form factor business were previously part of our Display segment. Sales from these two businesses were $5.8 million and $12.9 million for the first quarters of 2005 and 2004, respectively. These two businesses generated $9.5 million and $2.4 million of the loss included in discontinued operations for the first quarter of 2005 and 2004, respectively.

As it relates to our discontinuation of our business related to products supplied by Data International, we recorded a charge of $2.1 million for the write-off of the distribution right purchased from Data International. Since the litigation has not been concluded, however, we have not adjusted the note payable and outstanding accounts payable.

In connection with the sale of assets to International DisplayWorks, Inc., we recorded a loss of $5.0 million from the write down of assets, which considered only the initial $8 million received when calculating the write down on these assets. The various earn-outs were classified as contingent gains and will be recorded by us, if and when received. As a result, we wrote off $2.5 million of inventory, $0.7 million of mask sets and $1.8 million of property, plant, and equipment.

We have also included our RF business under discontinued operations because during the first quarter we had established a plan to sell this business in the next 12 months. This business was previously part of our EMS segment. We have signed a non-binding letter of intent to sell this business and expect to close by the end of the second quarter. Although the sale cannot be assured, we have used the current estimated sales price of approximately $3.0 million to determine the impairment of assets currently in this business. Sales from this business were $2.1 million and $2.6 million in the first quarter of 2005 and 2004, respectively. The total loss from discontinued operations for the RF business was $5.8 million and $0.4 million in the first quarter of 2005 and 2004, respectively. The impairment of assets totaled $5.2 million in the first quarter of 2005.

In May 2005, we sold the large panel display business operated out of our Marlborough, Massachusetts facility for $1.4 million to Video Display Corp. At March 31, 2005, we had not finalized our plans for this business and not yet committed to a plan to sell the business. As a result, that business will be reported as discontinued operations commencing in the second quarter of 2005. In part based on the lower than expected operating results of this business in the first quarter of 2005, forecasted revenue revisions, and the sale price realized in May 2005, we determined that $7.2 million of goodwill associated with the display monitor business was impaired. This charge appears under Impairment of Goodwill.

Net loss from all discontinued operations was $15.2 million and $2.8 million in the first quarter of 2005 and 2004, respectively. There was no tax benefit in 2004 or 2005 for the discontinued operations. Sales from all discontinued operations were $7.9 million and $15.5 million in the first quarter of 2005 and 2004, respectively.

During 2004, we entered into a series of agreements with Vitelcom, a former European customer, with regard to its payment of an outstanding balance due us. As of March 31, 2005 and December 31, 2004, $1.4 million remained unpaid under that revised payment schedule. During the first quarter of 2005, we reserved $0.4 million against this unpaid amount. In addition, we filed a lawsuit against Vitelcom in Spain for the outstanding balance due us.

In February 2005, we vacated our office space in Swindon, England. A charge of approximately $15,400 was recorded in February 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility. We have undertaken efforts to sublease this facility, and the charge is net of estimated future rental income we expect to receive. At March 31, 2005, the amount to be amortized was all considered to be current.

In March 2005, we vacated our office space in Orlando, Florida. A charge of approximately $26,000 was recorded in March 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility. We have undertaken efforts to sublease this facility, and the charge is net of estimated future rental income we expect to receive. At March 31, 2005, the amount to be amortized was all considered to be current.

The major classes of discontinued assets and liabilities included in the Condensed Consolidated Balance Sheet as of March 31, 2005 were as follows:

(Dollars in thousands)	March 31, 2005
Assets:
Accounts receivable, net	$7,117
Inventories	2,787
Taxes receivable	178
Deferred tax asset	122
Other current assets	1,421
Property, plant and equipment, net	8,402
Other long-term assets	1

Total assets from discontinued operations	$20,028

Liabilities:
Accounts payable	$8,135
Accrued liabilities	1,841
Income taxes payable	44
Note payable to Data International	1,481
Capital leases	14
Line of credit in China	2,416

Total liabilities from discontinued operations	$13,931

Note C Cash and Cash Equivalents:

For purposes of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of investments in money market mutual funds. A portion of our funds held in money market mutual funds are invested in repurchase agreements. These repurchase agreements are collateralized by U.S. Treasury and Government obligations. In the first quarter of 2005, Silicon Valley Bank (SVB) required us to make a cash deposit to secure a $600,000 letter of credit, which SVB had issued to the lessor of our building in Redmond. This cash deposit is shown on our Balance Sheet at March 31, 2005 as Cash on Deposit Maintained for Compensating Balances. Cash and cash equivalents at December 31, 2004 and March 31, 2005 consisted of the following:

	December 31,	March 31,
(Dollars in thousands)	2004	2005
Cash and cash equivalents:
Cash	$16,198	$11,816
Cash on deposit maintained as compensating balances	—	600

	$16,198	$12,416

Note D Accounts Receivable, net:

We estimate sales allowances based upon historical experience of sales returns. To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. Our allowance for doubtful accounts was $83,000 and $53,000 as of March 31, 2005 and December 31, 2004, respectively. Allowance for sales returns was $120,000 and $208,000 as of March 31, 2005 and December 31, 2004, respectively.

Note E Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consisted of the following at:

	December 31,	March 31,
(Dollars in thousands)	2004	2005
Raw materials	$11,030	$12,465
Work-in-process	1,546	1,199
Finished goods	4,973	3,664

	$17,549	$17,328

Shipping terms with one of our major customers is FOB destination, and many of those products are shipped by sea, taking four to six weeks to reach their destinations. As a result, product in transit that was in our finished goods inventory was $2.5 million as of March 31, 2005 compared with $3.1 million as of December 31, 2004.

We scrap inventory when materials are determined to be defective, damaged, or no longer required. We also write down our inventory for estimated obsolescence or un-marketability based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those assumed by us, additional inventory write downs may be required. We have had a significant history of inventory charges and write-offs. In 2004, we wrote off $2.1 million as excess inventory. In the first quarter of 2005, we wrote off $0.7 million of excess inventory, primarily in our EMS segment, which related primarily to discontinued programs and excess inventories at our Redmond, Washington facility.

Note F Property, Plant, and Equipment:

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

Major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not extend the useful lives of the assets are charged to expense as incurred. Property, plant, and equipment consisted of the following at the dates indicated:

	December 31,	March 31,
(Dollars in thousands)	2004	2005
Furniture, equipment and leasehold improvements	$17,992	$16,615
Less accumulated depreciation	(6,545)	(7,167)

	$11,447	$9,448

As of December 31, 2004, we had invested $2.1 million in our ERP software and implementation. During the first quarter of 2005, we made additional investments of $0.4 million into the ERP project. In February, this project was put on hold as we evaluated our situation regarding the sale of our Manila facility, the move of our corporate headquarters to Redmond, Washington, and our other strategic alternatives to maximize stockholder value. During the second quarter of 2005, we determined that we would not proceed with the implementation. As a result of that decision, and as part of our ongoing review of assets, we wrote off the total investment of $2.5 million in the first quarter of 2005.

Note G Intangibles:

Intangibles consist of customer lists of our EMS segment that were acquired during our acquisition of ETMA in December 2002. SFAS 142, Goodwill and Other Intangible Assets, requires purchased intangible assets with finite lives to be amortized over their useful lives. Purchased intangibles are recorded at cost and amortized using the straight-line method over the estimated useful lives of the respective assets, which is three years.

Intangible assets consisted of the following:

		Accumulated	Book	Weighted
(Dollars in thousands)	Acquisition Value	Amortization	Value	Avg Life
December 31, 2004
Amortized Intangible Assets:
Customer lists	$2,000	$(1,389)	$611	3.0

	$2,000	$(1,389)	$611	3.0

		Accumulated	Book	Weighted
(Dollars in thousands)	Acquisition Value	Amortization	Value	Avg Life
March 31, 2005
Amortized Intangible Assets:
Customer lists	$2,000	$(1,556)	$444	3.0

	$2,000	$(1,556)	$444	3.0

Intangible asset amortization expense for the three months ended March 31, 2005 and 2004 was $166,000 and $318,000, respectfully. Amortization expense in 2004 also included amortization of customer lists acquired in our acquisition of AVT in September 2002.

Estimated annual amortization expense through 2009 and thereafter related to intangible assets reported as of March 31, 2005 was as follows:

Fiscal Year	(Dollars in thousands)
2005	$444
2006	—
2007	—
2008	—
2009	—
Thereafter	—

$444

Note H Goodwill:

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is analyzed for impairment, on at least an annual basis, or more frequently under certain circumstances, and written down when impaired rather than being amortized.

Changes in goodwill from December 31, 2004 to March 31, 2005 were as follows:

(Dollars in thousands)
Balance at December 31, 2004	$13,444
Goodwill impairment	(12,944)

Balance at March 31, 2005	$500

In the first quarter of 2005, we determined that $5.7 million of goodwill in our EMS reporting unit and $7.2 million of goodwill in our Display reporting unit had been impaired. The amount of the impairment was determined in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The

decision to impair the goodwill was the result of first quarter 2005 operating results, forecasted revenue revisions, the recent sale of the Marlborough business in May 2005, and valuations set forth in indications of interest we have recently received with respect to one or more of our businesses in our EMS segment. In May 2005, we completed the sale of our Marlborough business for $1.4 million, which indicated that $500,000 of goodwill should be recorded at March 31, 2005.

Note I Other Assets:

Other assets consist primarily of the $2.0 million note receivable that we received in connection with the sale and leaseback of the Tempe building.

Note J Other Accrued Liabilities:

Accrued liabilities include, among other things, accrued compensation, current portion of deferred building rent and current portion of lease abandonment costs. See Footnote O for additional details.

Note K Customer Deposits:

As of March 31, 2005 and December 31, 2004, customer deposits included approximately $3.3 million and $2.9 million, respectively, of invoices issued to a specific customer in accordance with the terms and conditions of that customer’s purchase order. The invoices are to cover costs associated with the establishment of the supply chain and the long lead times required for materials used in the manufacturing process.

Note L Deferred Sale Leaseback Gain:

In December 2004, we sold our Tempe building for approximately $11.3 million less selling costs of approximately $500,000. Under the terms of the sale, we received net cash (after expenses) of $8.8 million and a promissory note of $2.0 million payable in five years, resulting in a $2.7 million gain on the sale of that building. The $2.7 million deferred gain on the sale and leaseback of our Tempe, Arizona corporate facility will be amortized over the five-year term of the lease. During the first quarter of 2005, we recognized $0.1 million of the gain.

Note M Stock Compensation:

Pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for options granted to our employees pursuant to Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. However, we have computed compensation cost, for pro forma disclosure purposes, based on the fair value of all options awarded on the date of grant, utilizing the Black-Scholes option pricing method with the following weighted assumptions: risk-free interest rates of 2.80%, and 4.18% for the three months ended March 31, 2004, and 2005; expected dividend yields of zero for all scenarios; expected lives of 5.7 years for 2004, and 3.9 years for 2005; and expected volatility (a measure of the amount by which a price has fluctuated or is expected to fluctuate during a period) of 79.6%, and 77.8% for the three months ended March 31, 2004, and 2005, respectively. The compensation costs for the three months ended March 31, 2004 and 2005 are not tax-effected. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been as follows:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004	2005
Net loss:
As reported	$(6,644)	$(39,383)
Total stock-based compensation expenses determined under fair value based method for all awards, net of related tax effects	(1,851)	(463)

Pro forma net loss	$(8,495)	$(39,846)

Basic and diluted net loss per share:
As reported	$(0.31)	$(1.81)
Pro forma	(0.40)	(1.83)

Note N Earnings Per Share:

Basic net (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Set forth below are the disclosures required pursuant to SFAS No. 128 – Earnings per Share:

	Three Months Ended
	March 31,
	2004	2005
Basic earnings (loss) per share:
Net income (loss)	$(6,644)	$(39,383)

Weighted average common shares	21,321	21,768

Basic earnings (loss) per share amount	$(0.31)	$(1.81)

Diluted earnings (loss) per share:
Net income (loss)	$(6,644)	$(39,383)

Weighted average common shares	21,321	21,768
Dilutive stock options	—	—

Total common shares plus common stock equivalents	21,321	21,768

Diluted earnings (loss) per share amount	$(0.31)	$(1.81)

For the three months ended March 31, 2004 and 2005, the effect of 224,004 and 722 shares from stock options, respectively, were excluded from the calculation of loss per share as their effect would have been antidilutive and decreased the loss per share.

Note O Other Long-Term Liabilities:

Other Long-term balances were as follows at:

	December 31,	March 31,
(Dollars in thousands)	2004	2005
Deferred building lease incentive	$920	$884
Lease abandonment	382	1,072

	1,302	1,956
Less current portion (included in accrued liabilities)	292	858

Long term portion	$1,010	$1,098

In the fourth quarter of 2004, we moved into a new facility in Redmond and signed a seven-year lease with a five-year renewal option. As a part of that transaction, we received $900,000 from the landlord as an inducement to enter into the new lease and to cover costs associated with the move. We are required to amortize the $900,000 against rent expense over the term of the lease. Therefore, at March 31, 2005 and December 31, 2004, the long-term portion of the amount to be amortized was approximately $757,000 and $763,000, respectively. We refer to the building in Redmond as Building 4. We also lease three other buildings in the Redmond area.

In the fourth quarter of 2004, we vacated a facility we refer to as Building 1 in Redmond, Washington. We recorded a charge of $382,000 in the fourth quarter of 2004 to recognize future costs associated with the continuing lease obligations for this vacated facility. The charge is net of any future rental income we will receive. The long-term portion attributable to the charge was approximately $213,000 and $247,000, at March 31, 2005 and December 31, 2004, respectively.

In January 2005, we vacated approximately 30,020 square feet in a facility we refer to as Building 2 in Redmond, Washington. We moved all of the operations in that building to our new Building 4. We had 12 months remaining on our lease on Building 2 at the end of January 2005. A charge of approximately $194,000 was recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility (Building 2). We have undertaken efforts to sublease this facility, and the charge is net of estimated future rental income we expect to receive. At March 31, 2005, the amount to be amortized was all considered to be current.

At the end of March 2005, we vacated an additional 32,650 square feet in a facility we refer to as Building 3 in Redmond, Washington. We moved all of the operations in that building to our new Building 4. A charge of approximately $500,000 was recorded in the first quarter of 2005 to recognize future costs associated with the continuing lease obligation for this vacated facility (Building 3). We have undertaken efforts to sublease this facility, and the charge is net of estimated future rental income we expect to receive. At March 31, 2005, the long-term portion to be amortized was approximately $128,000.

Note P Commitments and Contingencies:

Rent and Lease

In December 2004, we sold our Tempe, Arizona building for approximately $11.3 million, less selling costs of approximately $500,000. At the time of the sale, we entered into an agreement with the buyer to leaseback the entire facility for a period of five years, which extends through December 2009. This facility currently houses our U.S.-based corporate functions. We subleased approximately 56,000 square feet of that Tempe facility to Brillian Corp. for the same five-year period. Brillian pays to us the same lease rate that we pay the lessor on the master lease. If Brillian were to default on its obligation to us, we would still be obligated on the master lease to continue to make payments on the Brillian space. The sublease income we receive from Brillian is recorded as other income.

Letter of Credit

In accordance with the terms of the lease for one of our facilities in Redmond, Washington, we have issued an unconditional, sight draft letter of credit in the amount of $600,000 to the landlord. The landlord letter of credit is security for our performance of all of our covenants and obligations under the lease. In the first quarter of 2005, Silicon Valley Bank (SVB) required us to make a cash deposit to secure the $600,000 letter of credit. This cash deposit is shown on our Balance Sheet at March 31, 2005 as Cash on Deposit Maintained for Compensating Balances.

Guarantee

In February 2002, we guaranteed up to $500,000 of the debt of a private start-up company, VoiceViewer Technology, Inc., which is developing microdisplay products. This guarantee was assumed by Brillian Corporation in the spin-off. We have not yet been released from our obligation on the guarantee, so if Brillian is unable to satisfy its obligation, then we are secondarily liable and will be required to pay this guarantee to the lender. As of March 31, 2005, our maximum liability under this guarantee was $292,000. This loan guarantee has a five-year term and matures in January 2007.

Note Q Segment Information:

At the end of 2004, we began to review our business performance using two segments: Display and EMS. Within the Display business, our design and manufacturing services included a distinctive competence in display modules and systems and the integration of display modules and systems into other products. Within the EMS business, we design and/or manufacture electronic printed circuit board assemblies, display modules and systems, and complete systems for customers in the computing, consumer, industrial, medical, military, and telecommunications industries. Corporate costs not allocated to operating segments include administrative costs for the chief executive officer, chief financial officer and investor relations as well as accounting, legal and human resource costs in Tempe, Arizona. In the first quarter of 2005, we included facility, information technology and quality assurance costs incurred at our Tempe facility in our unallocated corporate costs. We have restated 2004 segment data to conform with this new presentation methodology. The following results are for our Display and EMS segments and unallocated corporate costs:

		(Dollars in thousands)
	Display	EMS	Corporate	Total

March 31, 2004
Net Sales	$2,161	$20,801	$—	$22,962
Gross margin (loss)	497	388	(193)	692
Operating income (loss)	24	(1,394)	(2,671)	(4,041)
Amortization expense	150	168	—	318
Goodwill	7,773	26,833	—	34,606

March 31, 2005
Net Sales	$751	$19,410	$—	$20,161
Gross margin (loss)	(38)	(1,277)	(588)	(1,903)
Operating income (loss)	(7,566)	(9,999)	(6,879)	(24,444)
Amortization expense	—	166	—	166
Goodwill	500	—	—	500

We have not disclosed total assets, liabilities, cost of property, plant and equipment acquired, and depreciation expense by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practical to prepare.

We do, however, track net sales and certain property, plant, equipment, and intangibles by geographic location. Net sales by geographic area are determined based upon the location of the end customer, while long-lived assets are based upon physical location of the assets. The following includes net sales, property, plant and equipment for our designated geographic areas:

		(Dollars in thousands)
	North
	America	Asia	Europe	Total
March 31, 2004
Net sales	$14,489	$1,487	$6,986	$22,962
Property, plant and equipment	3,286	7,774	—	11,060

March 31, 2005
Net sales	$13,473	$1,896	$4,792	$20,161
Property, plant and equipment	2,992	6,456	—	9,448

For the quarters end March 31, 2004 and 2005, our sales were distributed over six major markets: computing, consumer, industrial, medical, military and telecommunications. In the first quarter of 2005, 76% of our sales came from the computing market and 10% came from the medical market. In first quarter of 2004, 72% of our sales came from the computing market and 15% came from medical. Our net sales distributed by market were as follows:

	Three Months Ended
	March 31,
Markets	2004	2005
Computing	72%	76%
Consumer	1%	2%
Industrial	9%	4%
Medical	15%	10%
Military	2%	3%
Telecommunications	1%	5%

Note R Recently Issued Accounting Standards:

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

In December 2004, the FASB issued Statement 123 (R), “Share-Based Payment,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. FASB Statement 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB Statement 123 (R) becomes effective for annual periods beginning after June 15, 2005 and is required to be adopted by us effective January 1, 2006. At this time, we are in the process of evaluating the impact this will have on our financial statements.

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

Note S Subsequent Events:

In May 2005, we sold the large panel display business operated out of our Marlborough, Massachusetts facility for $1.4 million to Video Display Corp. At March 31, 2005, we had not finalized our plans for this business and not yet committed to a plan to sell the business. As a result, that business will be reported as discontinued operations commencing in the second quarter of 2005. In part based on the lower than expected operating results of this business in the first quarter of 2005, forecasted revenue revisions, and the sale price realized in May 2005, we determined that $7.2 million of goodwill associated with the display monitor business was impaired. This charge appears under Impairment of Goodwill.

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

Overview

     We are a global provider of electronics manufacturing services, or EMS. We design and/or manufacture electronic printed circuit board assemblies, radio frequency, or RF, modules, and complete systems for customers in the computing, consumer, industrial, medical, military, and telecommunications industries. Our services include advanced engineering support, “designed for” services, automated printed circuit board assembly, in-circuit and functional testing, systems level integration and box build, and turn-key supply chain management services, all of which enable our customers the ability to outsource all stages of product engineering, design, development, materials procurement and management, manufacturing, and testing. Until recently, our design and manufacturing services included a distinctive competence in display modules and systems and the integration of display modules and systems into other products. We refer to the business involving displays as the Display business. All other business other than the Display business is referred to herein as the EMS business.

Current Strategic Plans Regarding the Sale of Remaining Businesses

     We have sustained substantial losses in the past several years. Those losses and certain acquisitions we completed had the effect of reducing our cash balances. As a result, we retained SG Cowen & Company to review strategic alternatives aimed at maximizing stockholder value. Based on that review, and as further described below, we have sold or closed down our Display business. We have also signed a letter of intent to sell our business in Manila, which is the radio frequency, or RF, portion of our EMS business, in exchange for cash. This letter of intent is nonbinding; therefore, there is no assurance that any business transaction will be effected or what the timing and terms of any such business transaction will be. If the sale of Manila is completed, our only remaining business will be the Redmond and Penang portions of our EMS business. We continue to use SG Cowen to review strategic alternatives with our remaining business. In the meantime, we continue to focus on cost reductions in that business, including moving our corporate headquarters to Redmond.

     As a result of the foregoing, all of our Display business other than the large format display business in Marlborough, Massachusetts is reported in our financial statements this quarter as discontinued operations, as further described below. In addition, since the RF portion of our business was held for sale in the first quarter, that business is also included in discontinued operations in the first quarter.

Recent Sale Transactions and Discontinued Operations

     In March 2005, we determined to discontinue our distribution of certain display products that we licensed from Data International. The decision follows the exercise by us of our right to rescind a technology licensing agreement, or TLA, that was entered into during January 2003 with Data International Co, Ltd. Revenue from those Data International products in 2004 equaled approximately $17 million. The TLA designated us as the exclusive distributor of certain Data International display products in the Americas in return for deferred payments to Data International of $3.9 million. Through the end of 2004, we had paid approximately $2.4 million to Data International, and a final payment of approximately $1.5 million was due in January 2005.

     We determined in the first quarter of 2005 that certain of the specified Data International display products have been simultaneously available in the United States through a third party and that we had not been provided exclusive distribution rights to the United States market as required by the TLA. Based on that determination, we believe that the TLA was breached, and we exercised our rights of rescission. We notified Data International in February 2005 that we would not make the final $1.5 million payment to Data International that was due in January 2005. We also asserted damages of at least $2.5 million, plus interest and other expenses, against Data International. We notified Data International that we have off-set our claimed damages against money owed by us to Data International for product purchases. We recently filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract. Data International also filed a lawsuit against us in federal district court in Arizona asserting breach of contract.

     On March 30, 2005, we signed a definitive agreement to sell the assets of our small form factor display business to International DisplayWorks, Inc. That transaction closed in April. The small form factor display assets sold included 100% of the outstanding shares of Three-Five Systems, Beijing, Inc., our former China-based display subsidiary, and display-related equipment housed at our Manila, Philippines factory. The sale did not include the large panel display monitor business operated out of our Marlborough, Massachusetts facility and our electronic manufacturing services (EMS) business located in Redmond, Washington, Penang, Malaysia, and Manila, Philippines.

     We estimate the total value of the transaction to be in the range of between $8 and $20 million, which will come from a variety of components. These components include the following:

•	$8 million in cash recently paid to us upon closing and government approval in China;

•	Up to an estimated $3 million in additional cash to be paid to us over time based upon working capital adjustments; and

•	An estimated zero to $9 million in the common stock of International DisplayWorks, Inc. to be paid to us in May 2006, based on a percentage of the transferred display business revenue for the preceding 12-month period, if certain minimum revenue targets are met.

     At closing, International DisplayWorks, Inc. assumed the obligations of TFS Beijing, including a $2.4 million line of credit we had previously established with a bank located in China.

     Our display business of products from Data International and our small form factor business were previously part of our Display segment. Sales from these two businesses were $5.8 million and $12.9 million in the first quarters of

2005 and 2004, respectively. These two businesses generated $9.5 million and $2.4 million of the loss included in discontinued operations in the first quarter of 2005 and 2004, respectively.

     As it relates to our discontinuation of our business related to products supplied by Data International, we recorded a charge of $2.1 million for the write-off of the distribution right purchased from Data International. Since the litigation has not been concluded, however, we have not adjusted the write down of the note payable and outstanding accounts payable.

     In connection with the sale of assets to International DisplayWorks, Inc., we recorded a loss of $5.0 million from the write down of assets, which considered only the initial $8 million received at the closing when calculating the write down on these assets. The various earn-outs were classified as contingent gains and will be recorded by us, if and when received. As a result, we wrote off $2.5 million of inventory, $0.7 million of mask sets, and $1.8 million of property, plant, and equipment.

     We also included our RF business under discontinued operations because during the first quarter we had established a plan to sell this business in 2005. This business was previously part of our EMS segment. As noted previously, we have signed a non-binding letter of intent to sell this business and expect to close by the end of the second quarter. Although the sale cannot be assured, we have used the current estimated sales price of approximately $3.0 million to determine the impairment of assets currently in this business. Sales from this business were $2.1 million and $2.6 million in the first quarter of 2005 and 2004, respectively. The total loss from discontinued operations for the RF business was $5.8 million and $0.4 million in the first quarter of 2005 and 2004, respectively. The impairment of assets totaled $5.2 million in the first quarter of 2005.

     In May 2005, we sold the large panel display monitor business operated out of our Marlborough, Massachusetts facility for $1.4 million to Video Display Corp. At March 31, 2005, we had not finalized our plans for this business and not yet committed to a plan to sell the business. As a result, that business will be reported as discontinued operations commencing in the second quarter of 2005. In part based on the lower than expected operating results of this business in the first quarter of 2005, forecasted revenue revisions, and the sale price realized in May 2005, we determined that $7.2 million of goodwill associated with the display monitor business was impaired. This charge appears under Impairment of Goodwill.

     Refer to our Form 10-K filed April 1, 2005 for a detailed description of Acquisitions and Strategic Transactions that occurred in 2004 and prior years.

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

     We assemble and manufacture products for our customers and recognize revenue when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer; risk of loss and title have passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. This means that when a product is shipped from one of our factories under the terms “FOB Factory” then the risk of loss passes to the customer when the product leaves our factory and we recognize revenue at that time. On the other hand, when a product is shipped under the title transfer terms of “FOB Destination” then the risk of loss during transit is maintained by

us. Thus, we recognize revenue when the product is accepted by the customer. Shipping terms with one of our major customers is FOB Destination, and many of those products are shipped by sea, taking four to six weeks to reach their destination. As a result, we frequently have a significant amount of product in transit recorded in our finished goods inventory. At March 31, 2005, we had $2.5 million of product in transit compared with $3.1 million at December 31, 2004.

     We estimate sales allowances based upon historical experience of sales returns. To establish our allowance for doubtful accounts, we perform credit evaluations of our customers’ financial condition, along with analyzing past experience, and make provisions for doubtful accounts based on the outcome of our credit valuations and analysis. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. We believe the allowances that we have established are adequate under the circumstances; however, a change in the economic environment or a customer’s financial condition could cause our estimates of allowances, and consequently the provision for doubtful accounts, to change. In the first quarter of 2005, we reserved $0.4 million of our receivable from Vitelcom, a former European customer. This adjustment is included under discontinued operations.

     We scrap inventory when materials are determined to be defective, damaged, or no longer required. We also write down our inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write downs may be required. In the first quarter of 2005, we wrote off $0.7 million of inventory, primarily in our EMS segment, which primarily related to discontinued programs and excess inventories in our Redmond, Washington facility.

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

     Long-term assets, such as property, plant, and equipment, intangibles, goodwill, and other investments, are originally recorded at cost. On an ongoing basis, we assess these assets to determine if their current recorded value is impaired. When assessing these assets, we consider projected future cash flows to determine if impairment is applicable. Assets may also be evaluated by identifying independent market values of assets that we believe to be comparable. If we believe that an asset’s value is impaired, we write down the carrying value of the identified asset and charge the impairment as an expense in the period in which the determination is made. In the first quarter of 2005, we determined that $5.7 million of goodwill in our EMS reporting unit and $7.2 million of goodwill in our Display reporting unit had been impaired. The amount of the impairment was determined in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The decision to impair the goodwill was the result of first quarter 2005 operating results, forecasted revenue revisions, the recent sale of the Marlborough business in May 2005 and valuations set forth in indications of interest we have recently received with respect to one or more of our businesses in our EMS segment. In May 2005, we completed the sale of our Marlborough business for $1.4 million which indicated that $500,000 of goodwill should be recorded at March 31, 2005. During the first quarter of 2005 within our discontinued operations, we also impaired $5.2 million of assets related to our RF business, and $7.1 million of assets (including inventory) related to our two discontinued Display businesses.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Net Sales. Net sales decreased 12.2% to $20.2 million in the first quarter of 2005 from $23.0 million in the first quarter of 2004. The decrease in year-over-year quarterly revenue was primarily a result of reduced sales in the computing, industrial, and medical markets. Sales in both our Display and EMS segments were lower in the first quarter of 2005 compared with the first quarter of 2004. Geographically, our sales were lower in both the US and European markets. We had only one customer that accounted for more than 10% of our net sales in the first quarter of 2005 and 2004, and that customer, which is in the computer peripherals business, accounted for 66% and 59% of our net sales, respectively. The sales in our top six markets (in thousands) on a comparative quarterly basis are broken down as follows:

	Three Months Ended
	March 31,
Industry	2004	2005
Computing	$16,545	$15,403
Consumer	324	357
Industrial	2,013	867
Medical	3,313	1,890
Military	453	606
Telecommunications	314	1,038

Total	$22,962	$20,161

     Sales in our two segments, in millions, were as follows:

	Three Months Ended
	March 31,
	2004	2005
Display	$2.2	$0.8
EMS	20.8	19.4

	$23.0	$20.2

     Gross Margin. Our gross margin equals the difference between our revenue and our cost of sales. Our gross margin in the first quarter of 2005 was a negative $1.9 million, or 9.4%, compared with a positive $0.7 million, or 3.0% in the first quarter of 2004. The negative gross margins in the first quarter of 2005 were caused by several factors, including excess capacity in the manufacturing facilities and operational issues. In addition, our reduced manufacturing volumes resulted in under-absorption of our fixed manufacturing costs. In the first quarter of 2005, we wrote off $0.7 million of excess inventory, primarily in our EMS segment, which related primarily to discontinued programs and excess inventories at our Redmond, Washington facility. In the first quarter of 2004, we wrote off just over $1.0 million of inventory relating to a supplier’s defective component. The gross margin dollars in our two segments and for unallocated corporate costs for the periods ended March 31, 2004 and 2005, respectively, in millions, were as follows:

	Three Months Ended
	March 31,
	2004	2005
Display	$0.5	$—
EMS	0.4	(1.3)
Corporate costs	(0.2)	(0.6)

	$0.7	$(1.9)

     Corporate costs include corporate manufacturing costs, plus costs related to facility, information technology and quality assurance allocations incurred at our Tempe facility.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased to $6.7 million in the first quarter of 2005 from $4.2 million in the first quarter of 2004. SG&A expense was 33.3% of net sales in the first quarter of 2005 compared with 18.1% of net sales in the first quarter of 2004. This increase in SG&A expense occurred primarily due to the $0.9 million cost of vacating and moving to a new facility in Redmond, Washington, $0.3 million cost incurred due to the cancellation of a hosting contract that will no longer be needed as a result of terminating the ERP implementation, $0.6 million increased severance, and consulting, and $0.3 million of higher accounting and legal expenses.

     The SG&A expense in our two segments and for unallocated corporate costs for the periods ended March 31, 2004 and 2005, respectively, in millions, were as follows:

	Three Months Ended
	March 31,
	2004	2005
Display	$0.3	$0.3
EMS	1.6	2.6
Corporate costs	2.3	3.8

	$4.2	$6.7

     The increase in EMS costs in the first quarter of 2005, compared with the first quarter of 2004 was primarily the result of expenses associated with vacating and moving our operations in Buildings 2 and 3 in Redmond, Washington, to our new Building 4. Those costs totaled $0.9 million.

     Corporate costs include all unallocated finance, IT, HR, and administrative costs. Those costs increased primarily because of the costs associated with the cancellation of the hosting contract related to the ERP implementation of $0.3 million, as well as the increased costs of severance and consulting of $0.6 million and higher accounting and legal expenses of $0.3 million.

     Research, Development, and Engineering Expense. Research, development, and engineering expense decreased to $233,000 in the first quarter of 2005 from $248,000 in the first quarter of 2004. Research, development, and engineering expense was 1.2% of net sales in the first quarter of 2005 compared with 1.1% in the first quarter of 2004.

     The RD&E expense in our two segments and for unallocated corporate costs for the periods ended March 31, 2004 and 2005, respectively, in millions, were as follows:

	Three Months Ended
	March 31,
	2004	2005
Display	$—	$—
EMS	0.1	0.1
Corporate costs	0.1	0.1

	$0.2	$0.2

     Impairment of Goodwill. During the first quarter of 2005, we reduced the goodwill on our balance sheet relating to our EMS and Display reporting units. The write-off of goodwill (Display segment, $7.2 million, EMS segment, $5.7 million) was $12.9 million.

     Loss on Impairment and Disposal of Long-Lived Assets. In the first quarter of 2005, we made the determination that we would not proceed with the implementation of a new ERP system. This decision resulted in a loss of $2.5 million from the write-off of the ERP software and implementation costs.

     Amortization of Intangibles. Amortization expense was $166,000 for the first quarter of 2005 compared with $318,000 for the first quarter of 2004. The amortization in 2005 related to the acquisition of ETMA customer lists in December 2002. Amortization expense in 2004 also included amortization of customer lists acquired in our acquisition of AVT in September 2002.

     Other Income, Net. Other income was $259,000 in the first quarter of 2005 compared with $169,000 in the first quarter of 2004. The composition of the items that make up other income was as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2005
Interest Income	$98	$79
Interest Expense	(274)	(211)
Rental and Service Income	306	355
Foreign Exchange and Other Gain (Loss)	39	36

Other Income	$169	$259

     Interest income decreased as a result of lower cash and short-term investment balances. Interest expense decreased primarily due to our capital leases. The rental and service income increased as a result of the sublease of our facilities which includes sub-leasing part of our Tempe building to Brillian Corporation.

     Minority Interest. As of March 31, 2004, we controlled and owned only 60% of the business in Malaysia, and we recorded an expense of $80,000 to account for the profits allocated to the minority interest holder. We now own 100% of the business in Malaysia and thus no longer have a minority interest adjustment.

     Provision for (Benefit from) Income Taxes. We recorded a provision for income taxes of $15,000 in the first quarter of 2005 compared with a benefit from income taxes of $112,000 in the first quarter of 2004. The benefit in the first quarter of 2004 was for tax refunds.

     Net Loss. Our net loss was $39.4 million in the first quarter of 2005, or $1.81 per diluted share, compared with $6.6 million, or $0.31 per diluted share in the first quarter of 2004. Our loss from continuing operations in the first quarter of 2005 was $24.2 million, or $1.11 per diluted share, compared with a loss from continuing operations in the first quarter of 2004 of $3.8 million, or $0.18 per diluted share. Our net loss in the first quarter of 2005 from discontinued operations was $15.2 million, or $0.70 per share, compared with a net loss from discontinued operations of $2.8 million, or $0.13 per diluted share, in the first quarter of 2004.

Liquidity and Capital Resources

     At March 31, 2005, we had cash and restricted cash, of $12.4 million, compared with $16.2 million at December 31, 2004.

     In reviewing our condensed consolidated statement of cash flows, we had $2.9 million in net cash outflow from operations in the first quarter of 2005, compared with $2.8 million in net cash outflow from operations in the first quarter of 2004. Our inventory turns were 5.1 and day sales outstanding, or DSOs, were 46 days in the first quarter of 2005 compared with 5.1 inventory turns and 38 DSOs in the first quarter of 2004. Our depreciation and amortization expense was $1.0 million in the first quarter of 2005 compared with $1.1 million in the first quarter of 2004. We had purchases of property, plant and equipment of approximately $1.4 million, which included $0.4 million invested in our ERP implementation project and $1.0 million of equipment purchased in Redmond and Penang.

     During the first quarter of 2005, we had payments on our capital leases of $0.7 million. Most of those payments related to our capital leases for our manufacturing equipment in Penang.

     Our working capital was $20.6 million at March 31, 2005, down from $26.9 million at December 31, 2004. Our current ratio at March 31, 2005 was 1.5-to-1 compared with 1.7-to-1 at December 31, 2004. The decrease in working capital was primarily because of reduced cash and accounts receivable balances.

     While we transact business predominantly in U.S. dollars and invoice and collect most of our sales in U.S. dollars, we collect a portion of our revenue in non-U.S. currencies, such as the Chinese Renminbi. In the future, customers increasingly may make payments in non-U.S. currencies, such as the Euro. In addition, we account for a portion of our costs, such as payroll, rent, and indirect operating costs, in non-U.S. currencies, including Philippine Pesos, British Pounds Sterling, Malaysian Ringgit, and Chinese Renminbi. Thus, fluctuations in foreign currency exchange rates could affect our cost of goods and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. These currency risks are particularly important since sales outside North America represented 33% of our net sales in the first quarter of 2005 and 37% of our net sales in the first quarter of 2004. Sales in foreign markets, primarily Europe and Asia, to OEMs based in the United States accounted for almost all of our international sales in both of these periods.

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

     In the second quarter of 2004, our Beijing subsidiary secured a $2.4 million line of credit with Hua Xia Bank secured principally by our building in Beijing. We had borrowed $2.4 million under that facility at March 31, 2005 and at December 31, 2004, which accrues simple, annual interest at 5.31%. The loan is included in Current Liabilities of Discontinued Operations and was assumed by International DisplayWorks, Inc. upon the sale of our Beijing subsidiary.

     The following tables list our contractual obligations and commercial commitments as of March 31, 2005:

	Payments due by Period
Contractual Obligations	Total		Less			6 Years
(Dollars in thousands)	Obligations		than 1Year	1-3 Years	4-5 Years	and Over
Notes Payable	1,481	[1]	1,481	—	—	—
Lines of Credit	2,416	[2]	2,416	—	—	—
Operating Leases	23,963	[3]	4,714	6,197	4,961	8,091
Capital Leases	6,905	[4]	3,563	3,319	23	—
Other Contractual Obligations	743		540	203	—	—

Total	$35,508		$12,714	$9,719	$4,984	$8,091

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less			6 Years
(Dollars in thousands)	Commitments	than 1 Year	1-3 Years	4-5 Years	and Over
Guarantee	$292	$—	$292	$—	—

     1 This obligation is included in Current Liabilities of Discontinued Operations as of March 31, 2005. In January 2003, we signed a term loan of $2.9 million with Data International. In the first quarter of 2004, we paid $1.4 million against the term loan. The remaining $1.5 million was due in January 2005. We notified Data International in February 2005 that we would not make the final $1.5 million payment and have filed a complaint against Data International in Arizona requesting a declaratory judgment for breach of contract. In April 2005, Data International filed a complaint against us alleging we have breached the license agreement. (See Part II, Item 1. Legal Proceedings, for additional disclosures).

     2 This obligation is included in Current Liabilities of Discontinued Operations as of March 31, 2005. This obligation will be assumed by International DisplayWorks, Inc. at the closing of our sale of our small form factor display business. That transaction closed in April.

     3 Includes approximately $173,000 of obligations that will be assumed by International DisplayWorks, Inc. at the closing of our sale of our small form factor display business. That transaction closed in April.

     4 Includes approximately $14,000 of obligations that will be assumed by International DisplayWorks, Inc. at the closing of our sale of our small form factor display business. That transaction closed in April.

     The operating leases include leases for our factories in Penang and Washington, our former factory in Massachusetts, our lease in Arizona, and our sales offices in Florida and in the United Kingdom. The capital leases are for our equipment in Malaysia and Washington. One of the capital leases includes certain financial covenants that we were not in compliance with at December 31, 2004. The lessor has advised us they are accelerating the payments due on the lease obligations. As of March 31, 2005, we were in negotiations with the lessor to resolve the non-compliance. The guarantee relates to our guarantee in connection with a Small Business Administration loan to VoiceViewer Technology, Inc., a privately held company developing microdisplay products. Brillian Corporation assumed this guarantee in the spin-off. If Brillian Corporation were unable to satisfy its obligation as primary guarantor, then we would be required to pay the guaranteed amount.

     We have no other long-term debt, capital lease obligations, unconditional purchase obligations, or other long-term obligations, and we do not have any other commercial commitments or other off-balance sheet arrangements.

     Our cash balance (including compensating balances) as of March 31, 2005 was $12.4 million. We recently received $8 million for the sale of our small form factor display operations to International DisplayWorks, Inc and $1.4 million for the sale of our large format display operations to Video Display Corp. We believe that our cash on hand will provide adequate liquidity to fund our remaining operations and planned expenditures through 2005, as well as to meet our contractual obligations. In addition, we are expecting to obtain a $4 million line of credit in Malaysia, which could then be used in the Malaysian EMS business. We also have signed a nonbinding letter of intent to sell our RF business in Manila, which will provide additional cash if such transaction closes. Although we believe that we have adequate sources of funds through the rest of 2005, this belief is based on our judgments and forecasts. Actual results could prove materially different and, in such instances, may require additional funds. We cannot provide assurance that additional asset sales, such as the sale of the Manila operations, loan commitments, or other methods of financing will be available for any such unexpected additional requirements or, if available, that they will be on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes in the reported market risks since our most recent filing on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Control over Financial Reporting

     There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

     While we have not identified any material weaknesses or conditions in our disclosure controls and procedures, we continually monitor those controls and procedures to identify deficiencies and weaknesses and correct those items as necessary. It should also be noted that we are planning to move our corporate headquarters to Redmond, Washington during the second and third quarters of 2005. That move, along with the consolidation of our operations, has resulted in recent and substantial turnover in the finance and operations functions, including the chief financial officer, chief manufacturing officer, director of internal audit, and others.

PART II

ITEM 1. LEGAL PROCEEDINGS

Data International Company, Ltd.

     In January 2003, we signed licensing and manufacturing agreements with Data International Co., Ltd. of Taiwan. Under those agreements, we agreed to pay $3.9 million to become the exclusive channel in the Americas for LCD products manufactured by Data International. During the first quarter of 2005, we determined that certain of the specified Data International display products have been simultaneously available in the United States through a third party and that we had not been provided exclusive distribution rights to the United States market as required by the license. Based on that determination, we believe that the license was breached and we exercised our rights of rescission. In April 2005, we filed a Compliant for breach of contract in the Maricopa County Superior Court in Phoenix, Arizona. In April 2005, Data International filed a Complaint in the United States District Court in Arizona. Data International alleges that we have breached the license agreement and we owe Data International monies due under the license and manufacturing agreement. Neither party has responded to the Complaint of the other and no discovery has yet been taken.

Vitelcom

     In the first quarter of 2005, we filed a lawsuit against Vitelcom in Spain for the amounts due to us under a revised payment schedule. As of December 31, 2004, $1.4 million remained unpaid. At March 31, 2005, the amount remained outstanding. During the first quarter of 2005, we reserved $0.4 million against this unpaid amount.

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

THREE-FIVE SYSTEMS, INC.
Date: May 19, 2005	By:	/s/ Jack L. Saltich
Jack L. Saltich
President and Chief Executive Officer

Date: May 19, 2005	By:	/s/ James E. Jurgens
James E. Jurgens
Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Number	Exhibits

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herein.